Form 10-Q
period 1994-03-05
INTERSTATE BAKERIES CORP/DE/
filed 1994-04-05
CIK 829499

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                 of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 5, 1994

                                   OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                             _______________

For the Quarter Ended March 5, 1994            Commission File Number 1-11165


                     INTERSTATE BAKERIES CORPORATION
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)


            Delaware                                    43-1470322
- -------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


12 East Armour Boulevard, Kansas City, Missouri                  64111
- -----------------------------------------------                ----------
   (Address of principal executive offices)                    (Zip Code)


   (Registrant's telephone number, including area code) (816) 561-6600
                                                           --------------

- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

                             ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes / X /                       No /   /

     There were 19,963,248 shares of common stock, $.01 par value per share, outstanding on April 1, 1994.

                     INTERSTATE BAKERIES CORPORATION
                                FORM 10-Q
                       QUARTER ENDED MARCH 5, 1994



                                CONTENTS
                                --------



                   Description                                      Page
                   -----------                                      ----

PART I - FINANCIAL INFORMATION (UNAUDITED)
- ------------------------------------------

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              1-2

   Consolidated Balance Sheet                                         3

   Consolidated Statement of Operations                               4

   Consolidated Statement of Cash Flows                               5

   Notes to Consolidated Financial Statements                        6-7



PART II - OTHER INFORMATION
- ---------------------------

   Legal Proceedings                                            Not Applicable

   Changes in Securities                                        Not Applicable

   Defaults Upon Senior Securities                              Not Applicable

   Submission of Matters to a Vote of Security Holders          Not Applicable

   Other Information                                            Not Applicable

   Exhibits and Reports on Form 8-K                                   8

   Signatures                                                         9

                     INTERSTATE BAKERIES CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS






Results of Operations
- ---------------------

Net sales for the third quarter, the sixteen weeks ended March 5, 1994, were $336,296,000, down $8,331,000, or 2.4%, from net sales of $344,627,000 in fiscal 1993. Year-to-date net sales were also lower at $874,892,000, a 1.7% decline from 1993's net sales of $890,214,000. These decreases were attributable to a decline in cake volume, primarily resulting from the Company's withdrawal from the California cake market. Net sales from bread products were stable, with a slight unit volume decline for the quarter offset by higher selling prices.

Cost of product sold was 51.3% of net sales for the third quarter of fiscal 1994 compared to 51.1% for fiscal 1993, while year-to-date cost of products sold was still slightly favorable at 50.6% compared to 50.7% in the prior year. For the quarter, higher flour and other ingredient costs were only partially offset by production efficiencies and higher selling prices. Year-to-date ingredient costs were somewhat favorable which, along with efficiencies and somewhat higher selling prices, produced a slight margin improvement.

Selling, delivery and administrative expenses were down 1.2% to $142,845,000 for the third quarter, representing 42.5% of net sales, compared to $144,606,000 and 42.0% of net sales in the prior year. Year-to-date selling, delivery and administrative expenses were $362,100,000, representing 41.4% of net sales, up .7% from the prior year's $359,755,000, or 40.4% of net sales. These unfavorable variances as a percentage of net sales were primarily attributable to higher labor and labor related costs, with the year-to-date fiscal 1994 expense also reflecting higher delivery costs associated with a transport drivers strike from the end of July through the end of September at one of the bakeries.

Fiscal 1994's third quarter reflects $9,400,000 of other charges, which includes costs incurred in a plant disposal of $6,700,000 and costs related to environmental matters of $2,700,000, which reduced both quarterly and year-to-date earnings by $5,687,000, net of tax, or $.28 per share. Including the charges, operating income for the third quarter of fiscal 1994 was $1,551,000, compared to the prior year's $14,080,000. Year-to-date operating income was $36,041,000 compared to $54,380,000 in fiscal 1993.

Interest expense, which benefitted from somewhat lower interest rates related to the renegotiation of the Company's bank credit agreement in November 1993, as well as debt reduction efforts and generally lower market interest rates, was down $877,000, or 16.4%, to $4,457,000 for the third quarter and $2,364,000, or 17.4%, to $11,248,000 year-to-date.

The Company's year-to-date effective tax rate of 52.5% reflects the passage of the Omnibus Budget Reconciliation Act of 1993 during the first quarter of fiscal 1994. The increase in the corporate tax rate provided for in the Act raised the year-to-date fiscal 1994 provision for income taxes by $1,057,000, or $.05 per share. $808,000 of this increase relates to the cumulative adjustment of the Company's net deferred tax liability at May 29, 1993 and the additional current taxes that were payable for the fiscal year ended May 29, 1993. Non-deductible goodwill amortization was also responsible for the higher effective rates in fiscal 1994 and 1993.

                     INTERSTATE BAKERIES CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS




Net loss for the third quarter was $2,468,000, or $.12 per share, compared to net income of $5,002,000, or $.24 per share, for the same period a year ago.

Year-to-date income before the cumulative effect of an accounting change was $11,810,000, or $.58 per share, in fiscal 1994 compared to $23,276,000, or
$1.10 per share, a year ago. The prior year's net income of $9,155,000, or $.43 per share, included a one-time, noncash charge of $14,121,000, net of an income tax benefit of $8,655,000, or $.67 per share, representing the cumulative effect of adopting Statement of Financial Accounting Standards No. 106, which required a change in accounting for postretirement health care benefits.


Changes in Financial Condition
- ------------------------------

Cash generated by operating activities for the forty weeks ended March 5, 1994 was $39,135,000 compared to $43,630,000 a year ago, with the decrease primarily relating to other charges incurred during the third quarter of fiscal 1994. These charges included cash expenses related to a bakery disposition, the majority of which were paid by the end of the third quarter, totalling $4,400,000, a noncash loss on the property disposition of approximately $2,300,000, as well as an increase in environmental reserves of $2,700,000, which are expected to be expended over the next several years. Cash generated by operations during fiscal 1994 was used to fund net capital purchases of $18,574,000, to pay common stock dividends of $7,527,000 and to repurchase common stock in the amount of $16,270,000 under the Company's share repurchase program.

During November 1993, the Company renegotiated its bank credit agreement, establishing a $210,000,000 bank revolving credit facility (the "new credit facility") which provides for revolving loans and letters of credit. The new credit facility matures during fiscal 1999 and contains a graduated interest rate structure, with slightly more favorable rates than the previous agreement.

As noted in the Company's Annual Report on Form 10-K for the year ended May 29, 1993, cash flows from ongoing operations should be sufficient to meet all cash requirements in the current year. Due to the debt renegotiation discussed above, required principal reductions on debt for the remainder of the year will be minimal. Additional cash generated by operations will be used to make voluntary prepayments on long-term debt or to repurchase additional common shares.

                     INTERSTATE BAKERIES CORPORATION
                       CONSOLIDATED BALANCE SHEET
                               (UNAUDITED)

                                                            (000's)

                                                   March 5,        May 29,
                                                     1994           1993
                                                 ------------    -----------
Assets
  Current assets:
    Cash and cash equivalents                       $  2,395        $  4,603
    Accounts receivable, less allowance
     for doubtful accounts of $2,149,000
     ($1,511,000 at May 29)                           71,729          71,258
    Inventories                                       19,550          22,330
    Other current assets                              22,044          20,545
                                                    --------        --------
        Total current assets                         115,718         118,736
                                                    --------        --------
  Property and equipment:
    Land and buildings                                87,886          97,024
    Machinery and equipment                          223,902         232,423
                                                    --------        --------
                                                     311,788         329,447
    Less accumulated depreciation                    (96,883)       (109,062)
                                                    --------        --------
        Net property and equipment                   214,905         220,385
                                                    --------        --------
  Excess of purchase cost over net assets
   acquired                                          241,810         242,407
  Other assets                                         4,350           5,228
                                                    --------        --------
                                                    $576,783        $586,756
                                                    ========        ========
Liabilities and Stockholders' Equity
  Current liabilities:
    Note payable                                    $      -        $  5,000
    Long-term debt payable within one year             1,258           3,979
    Accounts payable                                  41,357          41,871
    Accrued expenses                                  63,513          67,056
                                                    --------        --------
        Total current liabilities                    106,128         117,906
                                                    --------        --------
  Long-term debt:
    Related party                                     79,000          79,000
    Other                                            120,290         110,238
  Other liabilities                                   39,684          36,993
  Deferred income taxes                               41,351          40,304
                                                    --------        --------
        Total long-term liabilities                  280,325         266,535
                                                    --------        --------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 40,000,000 shares; issued -
     21,050,000 shares                                   211             210
    Additional paid-in capital                       261,064         261,063
    Accumulated deficit                              (54,553)        (58,836)
    Treasury stock at cost - 1,055,000 shares
     (7,000 at May 29)                               (16,392)           (122)
                                                    --------        --------
        Total stockholders' equity                   190,330         202,315
                                                    --------        --------
                                                    $576,783        $586,756
                                                    ========        ========

                         See accompanying notes.
                                    3

                                 INTERSTATE BAKERIES CORPORATION
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                           (UNAUDITED)
                                  (000'S EXCEPT PER SHARE DATA)

                                                   Sixteen Weeks Ended              Forty Weeks Ended
                                                ------------------------       ---------------------------
                                                  March 5,      March 6,         March 5,       March 6,
                                                    1994          1993             1994           1993
                                                ------------  ------------     ------------   ------------

Net sales                                         $336,296      $344,627         $874,892       $890,214
                                                  --------      --------         --------       --------
Cost of products sold                              172,666       176,065          442,944        451,636
Selling, delivery and administrative
 expenses                                          142,845       144,606          362,100        359,755
Other charges                                        9,400             -            9,400              -
Depreciation and amortization                        9,834         9,876           24,407         24,443
                                                  --------      --------         --------       --------
                                                   334,745       330,547          838,851        835,834
                                                  --------      --------         --------       --------
Operating income                                     1,551        14,080           36,041         54,380
                                                  --------      --------         --------       --------
Other income                                           (10)          (32)             (92)           (69)
Interest expense                                     4,457         5,334           11,248         13,612
                                                  --------      --------         --------       --------
                                                     4,447         5,302           11,156         13,543
                                                  --------      --------         --------       --------
Income (loss) before income taxes                   (2,896)        8,778           24,885         40,837
Provision (benefit) for income taxes                  (428)        3,776           13,075         17,561
                                                  --------      --------         --------       --------
Income (loss) before cumulative effect of
 accounting change                                  (2,468)        5,002           11,810         23,276

Cumulative effect of change in accounting
 for postretirement benefits other than
 pensions                                                -             -                -         14,121
                                                  --------      --------         --------       --------
Net income (loss)                                 $ (2,468)     $  5,002         $ 11,810       $  9,155
                                                  ========      ========         ========       ========

Per share:
  Income (loss) before cumulative effect of
   accounting change                              $   (.12)     $    .24         $    .58       $   1.10
  Cumulative effect of accounting change                 -             -                -           (.67)
                                                   --------      --------         --------       --------
  Net income (loss)                               $   (.12)     $    .24         $    .58       $    .43
                                                  ========      ========         ========       ========
Weighted average common and common
 equivalent shares outstanding                      20,099        21,174           20,437         21,135
                                                  ========      ========         ========       ========

                                     See accompanying notes.
                                                4

                     INTERSTATE BAKERIES CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)

                                                            (000's)
                                                       Forty Weeks Ended
                                                   --------------------------
                                                     March 5,      March 6,
                                                       1994          1993
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                        $ 11,810      $  9,155
  Cumulative effect of accounting change                   -        14,121
  Depreciation and amortization                       24,407        24,443
  Deferred taxes and other                             6,165         4,454
  Change in operating assets and liabilities:
    Accounts receivable                                 (471)        2,834
    Inventories                                        2,780         2,004
    Other current assets                              (1,499)         (177)
    Accounts payable and accrued expenses             (4,057)      (13,204)
                                                     -------       -------
        Cash from operating activities                39,135        43,630
                                                     -------       -------

Cash flows from investing activities:
  Additions to property and equipment                (24,745)      (24,056)
  Sale of assets                                       6,171           390
  Other                                               (1,305)         (224)
                                                     -------       -------
        Cash from investing activities               (19,879)      (23,890)
                                                     -------       -------

Cash flows from financing activities:
  Reduction of note payable                           (5,000)            -
  Reduction of long-term debt                         (6,669)      (15,647)
  Addition to long-term debt                          14,000         5,000
  Common stock dividends paid                         (7,527)       (7,337)
  Acquisition of treasury stock                      (16,270)            -
  Other                                                    2           987
                                                     -------       -------
        Cash from financing activities               (21,464)      (16,997)
                                                     -------       -------
Change in cash and cash equivalents                   (2,208)        2,743

Cash and cash equivalents:
  Beginning of period                                  4,603         2,195
                                                     -------       -------
  End of period                                      $ 2,395       $ 4,938
                                                     =======       =======

Supplemental disclosures:
  Interest paid                                      $12,963       $16,060
  Income taxes paid                                   18,103        14,134
  Noncash exchange of property and
   equipment for property and
   equipment and intangibles                           7,006             -


                         See accompanying notes.
                                    5

                     INTERSTATE BAKERIES CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


1.  Accounting Policies and Basis of Presentation
    ---------------------------------------------

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals except for the accounting change in fiscal 1993 and other charges in fiscal 1994) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.


2.  Inventories
    -----------

The components of inventories are as follows:

                                                          (000's)
                                                --------------------------
                                                 March 5,        May 29,
                                                   1994           1993
                                                ----------     -----------

           Ingredients and packaging              $12,752        $14,208
           Finished goods                           5,031          6,497
           Other                                    1,767          1,625
                                                  -------        -------
                                                  $19,550        $22,330
                                                  =======        =======

3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                     Forty Weeks Ended
                                                ----------------------------
                                                  March 5,        March 6,
                                                    1994            1993
                                                ------------    ------------

           Statutory federal tax                    35.0%           34.0%
           State income tax                          5.5             5.1
           Cumulative impact of tax law changes      3.2               -
           Goodwill amortization                     8.2             4.4
           Other                                      .6             (.5)
                                                --------         -------
                                                    52.5%           43.0%
                                                ========         =======

The provision for income taxes for the current quarter of both fiscal years includes any adjustments for revisions in the projected annual effective tax rate, as well as the effect of the cumulative impact of tax law changes.

4.  Other Charges
    -------------

Included in the $9,400,000 of other charges for the current quarter are costs incurred in a plant disposal of $6,700,000 and charges related to environmental matters of $2,700,000.


5.  Renegotiation of Bank Credit Agreement
    --------------------------------------

During November 1993, the Company renegotiated its bank credit agreement, resulting in a $210,000,000 bank revolving credit facility (the "new credit facility") with a slightly more favorable interest rate structure. The new credit facility, which provides for revolving loans and letters of credit, matures during fiscal 1999.

                                 PART II



ITEM 6 - Exhibits and Reports on Form 8-K

     a)  11 - Schedule regarding computation of per share earnings

                             **************

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)




DATE  April 4, 1994                           /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, President
                                               and Chief Executive Officer




DATE  April 4, 1994                           /s/ John F. McKenny
                                              -------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer