Form 10-K
period 1994-05-28
INTERSTATE BAKERIES CORP/DE/
filed 1994-08-19
CIK 829499

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

(Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                   May 28, 1994
                          -------------------------------------------------
                                      OR

  [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    --------------------

Commission File Number 1-11165
                       -------

                         INTERSTATE BAKERIES CORPORATION
- - ---------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                 Delaware                                  43-1470322
      -------------------------------               -----------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

12 East Armour Boulevard, Kansas City, Missouri                    64111
- - -----------------------------------------------                  ---------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (816) 561-6600
                                                   --------------

  Securities registered pursuant to Section 12(b) of the Act:

Title of each class        Name of each exchange on which registered

Common Stock,
$.01 par value per share               New York Stock Exchange
- - ------------------------   ------------------------------------------------

  Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, $.01 par value per share
               --------------------------------------
                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes    X                              No
                 -------                              -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                 [   ]
The aggregate market value of the voting stock held by non-affiliates of the registrant was $124,750,049 as of August 1, 1994. For these purposes only, the registrant has assumed that shares of Common Stock, $.01 par value per share, that may be deemed to be beneficially owned by certain members of the Board of Directors constitute shares held by affiliates of the registrant.

There were 19,640,563 shares of Common Stock, $.01 par value per share, outstanding as of August 1, 1994.

                   DOCUMENTS INCORPORATED BY REFERENCE
                   -----------------------------------

     Part and Item                             Document Incorporated
     of Form 10-K:                                  By Reference
     -------------                             ---------------------

     Part II, Item 5                           Annual Report*

     Part II, Item 6                           Annual Report*

     Part II, Item 7                           Annual Report*

     Part II, Item 8                           Annual Report*

     Part III, Item 10                         Proxy Statement**

     Part III, Item 11                         Proxy Statement**

     Part III, Item 12                         Proxy Statement**

     Part III, Item 13                         Proxy Statement**

- - ----------------------------------------------------------------------------
* Refers to portions of Registrant's annual report to security holders with respect to the fiscal year ended May 28, 1994.

** Refers to portions of Registrant's definitive proxy statement filed on August 18, 1994.

                                  PART I

Item 1.   Business
- - -------   --------

General
- - -------

          Interstate Bakeries Corporation (the "Company") was organized in 1987 as a Delaware corporation under the name IBC Holdings Corp. and through its wholly-owned operating subsidiary, Interstate Brands Corporation, is the largest independent and third largest baker and distributor of fresh bakery products in the United States. The Company or its predecessors have baked and distributed fresh bread and cake products since 1927. The Company has grown to its present size primarily through acquisitions of other bakery businesses. In its 1988 fiscal year, the Company underwent a change in control through a leveraged buyout transaction and acquired 10 bakeries in the Southeastern United States.

          The Company operates 31 bakeries throughout the United States and employs over 14,000 people. From these geographically dispersed bakeries, the Company's driver-salesmen deliver baked goods to more than 100,000 food outlets on more than 4,000 delivery routes. The Company's products are distributed throughout the United States through its direct route system and its 790 Company-operated thrift stores, and to some extent through distributors.

          The principal executive offices of the Company are located at 12 East Armour Boulevard, Kansas City, Missouri 64111, and the telephone number is (816) 561-6600.

Operating Divisions
- - -------------------

          Bread Division

          The principal products of the Bread Division are white breads, variety breads, "lite" breads, rolls, buns and English muffins, marketed under well-known brand names, including "Butternut", "Cotton's Holsum", "Eddy's", "Holsum", "Merita", "Millbrook", "Mrs. Karl's", "Sweetheart" and "Weber's". The majority of the Bread Division's sales are generated by white breads and variety breads, the latter consisting of whole wheat, rye and other whole grain breads. The Bread Division is the largest licensed baker and distributor of "Roman Meal" and "Sun Maid" breads. These products include traditional Roman Meal bread, Roman Meal variety breads, Roman Meal light breads and Roman Meal buns, rolls and English muffins and also include Sun Maid's line of raisin bread and English muffins.

          In fiscal 1994, the Bread Division had net sales of $779,550,000, which represented 68.2% of the net sales of the Company. The Bread Division's sales are generally concentrated in the Southeast, Southern California, the Midwest and certain Northern Mountain states. Bread Division customers consist primarily of supermarkets and are served by its separate distribution system. No single customer accounts for more than 5% of the Company's net sales. Many of the Bread Division's accounts are also serviced by the Cake Division.

          The Bread Division faces intense competition in all of its markets from large, national bakeries and smaller regional operators, as well as from supermarket chains with their own bakeries or private label products. The Continental Baking Company (majority-owned by Ralston Purina), Campbell Taggert, Inc. (owned by Anheuser-Busch) and Flowers Industries, Inc. are the Bread Division's largest competitors, each marketing bread products under various brand names. The Bread Division from time to time experiences price pressure in certain of its markets as a result of competitors' promotional pricing practices. However, management believes that the Company's geographic diversity helps to limit the effect of regionally-based competition.

Competition in the Bread Division's business is based on product quality, price, brand loyalty, effective promotional activities and the ability to identify and satisfy emerging consumer preferences. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is also an important competitive factor and is central to the competition for retail shelf space among bread product distributors.

         Cake Division

          The Cake Division produces fresh baked sweet goods, including snack cakes, donuts, sweet rolls, snack pies, breakfast pastries, variety cakes, large cakes and shortcakes, approximately 90% of which are sold under the nationally known "Dolly Madison Bakery" brand name.

          In fiscal 1994, the Cake Division had net sales of $347,371,000, representing 30.4% of the net sales of the Company. The Cake Division distributes its products principally through convenience stores, in markets representing approximately 75% of the U.S. population, in all areas of the country except certain Northeast markets.

          No single customer represents more than 5% of the Company's net sales. The Company believes that its credit practices adequately address the financial condition of its customers, particularly in the convenience store industry. Cake sales tend to be somewhat seasonal, with a historically weak winter period, which management believes is attributable to home baking and consumption patterns during the holiday seasons. Spring and early summer months are historically stronger due to the sale of shortcake products during the fresh strawberry season.

          The wholesale cake industry is highly competitive with product quality, retail account service and price being the most significant competitive factors. The Cake Division from time to time experiences price pressures in certain of its markets as a result of competitors' promotional pricing practices. The Cake Division's ability to sell its products depends on its ability to attain store shelf space in relation to competing cake brands and other food products. The Company competes primarily with a few large national bakeries, as well as with certain regional bakeries. Continental Baking Company (majority-owned by Ralston Purina) and McKee Baking, marketing cake products under the brand names Hostess and Little Debbie, respectively, are the largest competitors of the Cake Division.

          Dry Products

          The Company's line of dry products consists of branded, dry, bread-based products, including traditional stuffing and salad croutons, principally under the "Mrs. Cubbison's" brand name. The majority of the Company's dry product sales (which account for l.4% of the Company's net sales) is generated during the Thanksgiving and Christmas holiday periods. The "Mrs. Cubbison's" product line is distributed primarily in 11 western states through a subsidiary that is 80% owned by the Company. The largest market for the Company's dry products is Southern California.

Raw Materials
- - -------------

          The ingredients of bread and cake products, principally flour, sugar and edible oils, are readily available from numerous sources. The Company periodically engages in commodity futures hedging programs, and also attempts to lock in prices through advance purchase contracts of up to six months in duration when prices are expected to increase. Through its program of central purchasing of baking ingredients and packaging materials, the Company is able to utilize its national presence to obtain competitive prices. The Company historically has been able to pass through most commodity price increases.

Management and Employees
- - ------------------------

          The Company employs over 14,000 people. Approximately 75% of the Company's employees are covered by approximately 250 union contracts. Unionized workers are generally members of either the International Brotherhood of Teamsters or the Bakery, Confectionery and Tobacco Workers International Union. The Company believes it has good relations with all of its union and nonunion employees.


Governmental Regulation; Environmental Matters
- - ----------------------------------------------

          The Company's operations are subject to regulation by various federal, state and local governmental entities and agencies. As a baker of goods for human consumption, the Company's operations are subject to stringent quality and labeling standards. The operations of the Company's bakeries and its delivery fleet are subject to various federal, state and local environmental laws and workplace regulations, including the Occupational Safety and Health Act, the Fair Labor Standards Act, the Clean Air Act and the Clean Water Act. The Company believes that its current legal and environmental compliance programs adequately address such concerns and that it is in substantial compliance with such applicable laws and regulations.

Item 2.    Properties
- - -------    ----------

          The Company's principal properties are its bakeries, distribution depots and thrift stores. Shown below are the locations of the Company's bakeries, all of which are owned with the exception of the Charlotte, North Carolina, bread bakery, which is operated under a capital lease with an option to purchase the facility in 1996, and the Dry Products bakery. The Company owns the building in Kansas City, Missouri in which its principal executive offices are located. The Company's distribution depots and thrift stores are located throughout the Company's distribution area and the majority of these facilities are leased.

                         Bread Division Bakeries
                         -----------------------

           Alexandria, Louisiana         Jacksonville, Florida
           Billings, Montana             Knoxville, Tennessee
           Birmingham, Alabama           Los Angeles, California
           Boise, Idaho                  Miami, Florida
           Boonville, Missouri           Minonk, Illinois
           Charlotte, North Carolina     Minot, North Dakota
           Chicago, Illinois             Monroe, Louisiana
           Cincinnati, Ohio              Orlando, Florida
           Decatur, Illinois             Peoria, Illinois
           Florence, South Carolina      Rocky Mount, North Carolina
           Fort Pierce, Florida          San Diego, California
           Glendale, California          Springfield, Missouri
           Grand Junction, Colorado      Tampa, Florida
           Grand Rapids, Michigan


           Cake Division Bakeries        Dry Products Bakery
           ----------------------        ----------------------

           Columbus, Georgia             Montebello, California
           Columbus, Indiana
           Emporia, Kansas

          The Company believes that its facilities are well maintained and does not foresee the need to make significant capital improvements to existing facilities in the near future.

          On June 13, 1994, the Company completed the acquisition of the assets and liabilities of Fuchs Baking Co. of Miami, Florida. Fuchs, which has annual sales of approximately $50,000,000, distributes bakery products throughout central and southern Florida from bakeries in Miami and Fort Pierce, Florida.

          The Company operates 790 retail stores which sell its bakery products not otherwise sold through its primary distribution system. Generally, each thrift store is between 500 and 1,200 square feet in size. Approximately 80% of the stores are located at the Company's distribution depots, while the others are freestanding units located along the Company's distribution routes.

Item 3.   Legal Proceedings
- - -------   -----------------

          The Company has been named as a defendant in various claims arising out of its normal business operations. Based upon the facts available to date, management believes that the Company has meritorious defenses to these actions and that their ultimate resolution will not have a material adverse effect on the Company's financial position.


Item 4.   Submission of Matters to a Vote of Security Holders
- - -------   ---------------------------------------------------

          Not applicable.

                                 PART II
                                 -------


Item 5.   Market for Registrant's Common Equity and Related Stockholder
- - -------   -------------------------------------------------------------
          Matters.
          --------

          The section entitled "Common Stock Information" appearing on the inside front cover of the Annual Report is incorporated herein by this reference. Footnote (a) (iii) to note 2, entitled "Debt", to the consolidated financial statements appearing on page 20 of the Annual Report is also incorporated herein by this reference with regard to limitations on cash dividends and common stock repurchases. The section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations", specifically the subsection entitled "Capital Resources and Liquidity" appearing on page 15 of the Annual Report is also incorporated herein by this reference with regard to planned common stock dividend payments.

Item 6.   Selected Financial Data
- - -------   -----------------------

          The section entitled "Five-Year Summary of Financial Data", appearing on page 13 of the Annual Report, is incorporated herein by this reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
- - -------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

          The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 14 through 15 of the Annual Report is incorporated herein by this reference.

Item 8.   Financial Statements and Supplementary Data
- - -------   -------------------------------------------

          The consolidated financial statements and accompanying notes and report of Independent Public Accountants appearing on pages 16 through 25 of the Annual Report are incorporated herein by this reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
- - -------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          Not applicable.


                                  PART III
                                  --------

          The information required by Part III (Item 10, 11, 12 and 13) is incorporated herein by reference to the Company's definitive proxy statement, involving the election of directors and ratification of independent auditors filed on August 18, 1994.


                                 PART IV
                                 -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- - --------  ---------------------------------------------------------------

     (a)  Documents Filed as Part of this Report:

          1.   Financial Statements

               The following financial statements and report included in the Company's Annual Report are incorporated herein by reference:

                    Consolidated Balance Sheet at May 28, 1994 and May 29,
                     1993

                    For the 52 weeks ended May 28, 1994, May 29, 1993 and May
                     30, 1992:

                         Consolidated Statement of Income
                         Consolidated Statement of Cash Flows
                         Consolidated Statement of Stockholders' Equity

                    Notes to Consolidated Financial Statements

                    Report of Independent Public Accountants dated July 8,
                     1994

          2.   Financial Statement Schedules

               The following report and schedules are filed herewith as a part hereof:

                    Report of Independent Public Accountants dated July 8,
                     1994

                    Schedules for the 52 weeks ended May 28, 1994, May 29,
                     1993 and May 30, 1992:

                        II  Amounts Receivable from Related Parties and
                             Underwriters, Promoters and Employees Other Than Related Parties
                         V  Property, Plant and Equipment
                        VI  Accumulated Depreciation of Property, Plant and
                             Equipment
                      VIII  Valuation and Qualifying Accounts
                        IX  Short-term Borrowings
                         X  Supplementary Income Statement Information


               All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

          3.   Exhibits

               The exhibits are listed in the Exhibit Index. Copies of certain documents have not been filed as exhibits, in reliance upon paragraph (b) (4) (iii) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

     (b)  Reports on Form 8-K:
          --------------------

          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INTERSTATE BAKERIES CORPORATION

Dated:  August 19, 1994                  By:  /s/ Charles A. Sullivan
                                            ----------------------------
                                              Charles A. Sullivan
                                              President and Chief
                                              Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                              Capacities
Name of Signatory             In Which Signing               Date
- - -----------------             ----------------               ----

/s/ Charles A. Sullivan       Chairman of the Board,     August 19, 1994
- - --------------------------    President, Chief
Charles A. Sullivan           Executive Officer
                              and Director (Principal
                              Executive Officer)


/s/ G. Kenneth Baum           Director                   August 19, 1994
- - --------------------------
G. Kenneth Baum


/s/ Leo Benatar               Director                   August 19, 1994
- - --------------------------
Leo Benatar


/s/ E. Garrett Bewkes, Jr.    Director                   August 19, 1994
- - --------------------------
E. Garrett Bewkes, Jr.


/s/ Philip Briggs             Director                   August 19, 1994
- - --------------------------
Philip Briggs


/s/ Robert B. Calhoun, Jr.    Director                   August 19, 1994
- - --------------------------
Robert B. Calhoun, Jr.


/s/ Frank E. Horton           Director                   August 19, 1994
- - --------------------------
Frank E. Horton


/s/ Paul E. Yarick            Vice President             August 19, 1994
- - --------------------------    and Treasurer
Paul E. Yarick                (Principal
                              Financial Officer)


/s/ John F. McKenny           Vice President             August 19, 1994
- - --------------------------    and Corporate
John F. McKenny               Controller
                              (Principal
                              Accounting Officer)

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




Interstate Bakeries Corporation


We have audited the consolidated financial statements of Interstate Bakeries Corporation and its subsidiaries as of May 28, 1994 and May 29, 1993, and for each of the three fiscal years in the period ended May 28, 1994, and have issued our report thereon dated July 8, 1994; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Interstate Bakeries Corporation and its subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche


Kansas City, Missouri
July 8, 1994

                       INTERSTATE BAKERIES CORPORATION
                                 SCHEDULE II
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
       FIFTY-TWO WEEKS ENDED MAY 28, 1994, MAY 29, 1993 AND MAY 30, 1992
                                (In Thousands)


                                          Deductions        Balance at end
               Balance at           ----------------------     of period
               beginning             Amounts     Amounts   ------------------
Name of debtor of period  Additions collected  written off Current Noncurrent
- - -------------- ---------- --------- ---------  ----------- ------- ----------

1994:

None


1993:

Ellingboe        $  134     $  -      $    2      $   -     $   -    $  132
Shetler             107        -         107          -         -        -
               ---------- --------- ---------  ----------- ------- -----------
                 $  241     $  -      $  109      $   -     $   -    $  132
               ========== ========= =========  =========== ======= ===========


1992:

Bartoszewski     $  105     $  -      $   61      $   -     $   -    $   44
Ellingboe           198        -          64          -         -       134
Fiorini             635        -         175          -         -       460
McKenny             106        -          39          -         -        67
O'Connor            134        -          94          -         -        40
Parque              105        -          55          -         -        50
Shetler             252        -         145          -         -       107
Sullivan            150        -         150          -         -         -
Sutton              244        -         244          -         -         -
               ---------- --------- ---------  ----------- ------- ----------
                 $1,929     $  -      $1,027      $   -     $   -    $  902
               ========== ========= =========  =========== ======= ==========


Note: The loans are payable on demand, bear interest at a rate of 3% per annum and are secured by a pledge of Interstate Bakeries Corporation common stock.

                       INTERSTATE BAKERIES CORPORATION
                                 SCHEDULE V
                        PROPERTY, PLANT AND EQUIPMENT
     FIFTY-TWO WEEKS ENDED MAY 28, 1994, MAY 29, 1993 AND MAY 30, 1992
                               (In Thousands)


                                          Reclassifi-
                    Balance at             cations,              Balance
                    beginning              sales and    Other    at end
Classification      of period  Additions  retirements  changes  of period
- - --------------      ---------- ---------  -----------  -------  ---------
1994:

Land                 $ 24,433   $ 1,252    $ (5,079)    $    -   $ 20,606
Buildings and
 improvements          67,197     8,147      (4,410)         -     70,934
Plant equipment       193,287    26,389     (34,123)         -    185,553
Delivery equipment     28,377     1,963      (4,218)         -     26,122
Construction in
 progress              16,153    (2,906)          -          -     13,247
                     ---------  ---------  -----------  -------  ---------
                     $329,447   $34,845    $(47,830)    $    -   $316,462
                     =========  =========  ===========  =======  =========

1993:

Land                 $ 24,435   $    46    $    (48)    $    -   $ 24,433
Buildings and
 improvements          64,182     3,060         (45)         -     67,197
Plant equipment       183,072    18,519      (8,304)         -    193,287
Delivery equipment     28,049     2,179      (1,851)         -     28,377
Construction in
 progress               9,367     6,786           -          -     16,153
                     ---------  ---------  -----------  -------  ---------
                     $309,105   $30,590    $(10,248)    $    -   $329,447
                     =========  =========  ===========  =======  =========

1992:

Land                 $ 24,418   $   119    $   (102)    $    -   $ 24,435
Buildings and
 improvements          62,552     1,738        (108)         -     64,182
Plant equipment       170,873    13,624      (1,425)         -    183,072
Delivery equipment     25,439     2,784        (174)         -     28,049
Construction in
 progress               4,155     5,212           -          -      9,367
                     ---------  ---------  -----------  -------  ---------
                     $287,437   $23,477    $ (1,809)    $    -   $309,105
                     =========  =========  ===========  =======  =========

                    INTERSTATE BAKERIES CORPORATION
                               SCHEDULE VI
            ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT FIFTY-TWO WEEKS ENDED MAY 28, 1994, MAY 29, 1993 AND MAY 30, 1992
                             (In Thousands)


                                Additions   Reclassifi-
                    Balance at  charged to    cations,             Balance
                    beginning   costs and    sales and    Other    at end
Classification      of period    expenses   retirements  changes  of period
- - --------------      ----------  ----------  -----------  -------  ----------

1994:

Buildings and
 improvements       $ 14,448     $ 2,330     $ (2,041)    $   -    $ 14,737
Plant equipment       78,794      19,197      (26,770)        -      71,221
Delivery equipment    15,820       2,697       (3,453)        -      15,064
                    ----------  ----------  -----------  -------  ----------
                    $109,062     $24,224     $(32,264)    $   -    $101,022
                    ==========  ==========  ===========  =======  ==========

1993:

Buildings and
 improvements       $ 11,783     $ 2,627     $     38     $   -    $ 14,448
Plant equipment       68,303      18,764       (8,273)        -      78,794
Delivery equipment    14,387       3,020       (1,587)        -      15,820
                    ----------  ----------  -----------  -------  ----------
                    $ 94,473     $24,411     $ (9,822)    $   -    $109,062
                    ==========  ==========  ===========  =======  ==========

1992:

Buildings and
 improvements       $  9,084     $ 2,734     $    (35)     $  -    $ 11,783
Plant equipment       51,736      17,819       (1,252)        -      68,303
Delivery equipment    10,770       3,768         (151)        -      14,387
                    ----------  ----------  -----------  -------  ----------
                    $ 71,590     $24,321     $ (1,438)     $  -    $ 94,473
                    ==========  ==========  ===========  =======  ==========

                       INTERSTATE BAKERIES CORPORATION
                                SCHEDULE VIII
                      VALUATION AND QUALIFYING ACCOUNTS
       FIFTY-TWO WEEKS ENDED MAY 28, 1994, MAY 29, 1993 AND MAY 30, 1992
                                (In Thousands)


                          Balance at    Additions    Accounts    Balance
                          beginning      charged     charged     at end
Description               of period     to income      off      of period
- - -----------               ----------    ---------    --------   ---------

1994:

Reserve for discounts
 and allowances on
 accounts receivable        $4,328       $  (50)      $    -      $4,278
Allowance for doubtful
 accounts                    1,511          510          376       1,645
                          ----------    ---------    --------   ---------
                            $5,839       $  460       $  376      $5,923
                          ==========    =========    ========   =========

1993:

Reserve for discounts
 and allowances on
 accounts receivable        $4,297       $   31       $    -      $4,328
Allowance for doubtful
 accounts                    2,143        1,142        1,774       1,511
                          ----------    ---------    --------   ---------
                            $6,440       $1,173       $1,774      $5,839
                          ==========    =========    ========   =========

1992:

Reserve for discounts
 and allowances on
 accounts receivable        $3,770       $  527       $    -      $4,297
Allowance for doubtful
 accounts                    2,462          364          683       2,143
                          ----------    ---------    --------   ---------
                            $6,232       $  891       $  683      $6,440
                          ==========    =========    ========   =========

                    INTERSTATE BAKERIES CORPORATION
                             SCHEDULE IX
                        SHORT-TERM BORROWINGS
   FIFTY-TWO WEEKS ENDED MAY 28, 1994, MAY 29, 1993 AND MAY 30, 1992


                                       Maximum     Average     Weighted
                             Weighted   amount      amount      average
Fiscal            Balance at average  outstanding outstanding  interest
 year               end of   interest   during      during    rate during
ended  Category     period     rate   the period  the period* the period**
- - ------ --------   ---------- -------- ----------- ----------- ------------
1994   Bank
       Borrowings $        -      -   $5,000,000   $126,000       3.96%

1993   Bank
       Borrowings $5,000,000   4.00%  $5,000,000   $346,000       3.95%

1992   None


* Computed by actual amounts outstanding times the actual number of days outstanding divided by number of days in the year.

** Computed by actual interest costs incurred divided by average amount outstanding during the period as computed in "*".


Note: The Company has no short-term borrowing agreements in place at May 28, 1994.

                      INTERSTATE BAKERIES CORPORATION
                               SCHEDULE X
                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
        FIFTY-TWO WEEKS ENDED MAY 28, 1994, MAY 29, 1993 AND MAY 30, 1992
                             (In Thousands)


                                      Charged to costs and expenses
                                      -----------------------------

                                        1994       1993      1992
                                      -------    -------   --------

Maintenance and repairs               $48,620    $48,738    $49,126
                                      =======    =======    =======

Advertising                           $15,959    $15,987    $16,166
                                      =======    =======    =======

                            EXHIBIT INDEX
                            -------------

Exhibit
  No.                           Exhibit
- - -------                         -------

  3.1       Restated Certificate of Incorporation of
            Interstate Bakeries Corporation, as amended.*

  3.2       Restated Bylaws of Interstate Bakeries
            Corporation (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form
            10-K of Interstate Bakeries Corporation filed on August 30, 1991 (the "1991 10-K")).

  4.1       Article FOURTH of Restated Certificate of
            Incorporation of Interstate Bakeries Corporation
            (contained in Exhibit 3.1 hereto and incorporated herein by reference to Exhibit 3.1 to the 1991
            10-K).

 10.1       Interstate Bakeries Corporation 1991 Stock Option
            Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on
            Form S-1 of Interstate Bakeries Corporation, File
            No. 33-40830 (the "Form S-1")).

 10.2 Employment Agreement, dated as of March 1, 1989, by and among Interstate Bakeries Corporation, Interstate Brands Corporation and Charles A. Sullivan
            (incorporated herein by reference to Exhibit 10.2 to the Form S-1).

 10.3       Stock Performance Unit Agreement, dated as of
            November 1, 1989, by and between Interstate Bakeries
            Corporation and Charles A. Sullivan (incorporated herein by reference to Exhibit 10.3 to the Form S-1).

 10.4       Memorandum of Agreement, dated as of May 16,
            1991, by and among Interstate Bakeries Corporation,
            Interstate Brands Corporation and Charles A. Sullivan
            (incorporated herein by reference to Exhibit
            10.4 to the Form S-1).

 10.5 Restated Memorandum of Agreement dated as of July 22, 1992 by and among Interstate Bakeries
            Corporation, Interstate Brands Corporation and
            Charles A. Sullivan (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 20, 1992).

 11.1 Statement regarding computation of per share earnings.*

 13.1 The inside front cover and pages 13 through 25 of the Interstate Bakeries Corporation annual report to security holders for the year ended May 28, 1994. (Those portions of the annual report to security holders not listed here shall not be deemed to be filed as a part of this Report.)*

 21.1       Subsidiaries of Interstate Bakeries Corporation
            (incorporated herein by reference to Exhibit 22.1 to the 1991 10-K).

 99         Interstate Brands Corporation Retirement Income
            Plan (incorporated herein by reference to
            Exhibit 28.1 to the Form S-1).
- - ----------------------
* Filed herewith.