Form 10-Q
period 1994-08-20
INTERSTATE BAKERIES CORP/DE/
filed 1994-09-30
CIK 829499

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 20, 1994

                                    OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                               _______________

For the Quarter Ended August 20, 1994           Commission File Number 1-11165


                       INTERSTATE BAKERIES CORPORATION
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                 43-1470322
- -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


12 East Armour Boulevard, Kansas City, Missouri                  64111
- -----------------------------------------------                ----------
   (Address of principal executive offices)                    (Zip Code)


      (Registrant's telephone number, including area code) (816) 561-6600
                                                           --------------

- -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

                               ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes / X /                       No /   /

     There were 19,639,315 shares of common stock, $.01 par value per share, outstanding on September 16, 1994.

                     INTERSTATE BAKERIES CORPORATION
                               FORM 10-Q
                      QUARTER ENDED AUGUST 20, 1994


                               CONTENTS
                               --------


                   Description                                      Page
                   -----------                                      ----

PART I - FINANCIAL INFORMATION (UNAUDITED)
- ------------------------------------------

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              1-2

   Consolidated Balance Sheet                                         3

   Consolidated Statement of Income                                   4

   Consolidated Statement of Cash Flows                               5

   Notes to Consolidated Financial Statements                        6-7



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

                    INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Net sales for the first quarter of fiscal 1995, the twelve weeks ended August 20, 1994, were $274,099,000, an increase of $4,437,000, or 1.6%, over prior year net sales of $269,662,000. This increase was primarily attributable to acquisitions, along with slightly higher selling prices for bread. Cake sales were down due to lower unit volume primarily reflecting the sale of the Los Angeles cake operation during fiscal 1994. Selling prices for cake remained soft reflecting increased promotional activity.

Cost of products sold was 51.4% of net sales for the first quarter of fiscal 1995, up from 50.3% of net sales in the prior year. This margin decline was attributable to higher commodity costs for certain key ingredients.

Selling, delivery and administrative expenses increased 1.1% to $110,285,000 for the first quarter, representing 40.2% of net sales, compared to $109,048,000 and 40.4% of net sales in the prior year. This slightly favorable comparison on a percentage of net sales basis was primarily the result of cost containment efforts in labor and labor related areas.

As a result of these factors, operating income for the first quarter of 1995 was $15,171,000, down 14.2% from fiscal 1994's operating income of $17,690,000.

Interest expense for the first quarter was $3,946,000, a $432,000 and 12.3% increase over the prior year's expense of $3,514,000. This increase was attributable to higher debt levels during fiscal 1995 resulting from an acquisition and treasury stock repurchases.

Non-deductible goodwill amortization was responsible for the effective tax rate of 47.8% in fiscal 1995. This amortization, along with the passage of the Omnibus Budget Reconciliation Act of 1994, produced an effective tax rate of 50.8% in fiscal 1994. Fiscal 1994's provision included $808,000 of expense relating to the cumulative adjustment of the net deferred tax liability at the prior year end and additional taxes payable for the prior year.

Net income for the first quarter of fiscal 1995 was $5,886,000, or $.30 per share, compared to $6,989,000, or $.33 per share, for the same period a year ago.

                    INTERSTATE BAKERIES CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition
- ------------------------------

Cash generated by operating activities for the twelve weeks ended August 20, 1994 was $21,761,000 compared to $18,575,000 a year ago, with this increase reflecting favorable changes in working capital components. Cash generated by operations during fiscal 1995, along with net debt increases of $11,698,000, were used to fund capital expenditures of $18,919,000, purchase intangibles of $13,878,000 and pay common stock dividends of $2,455,000.

As noted in the Company's Annual Report on Form 10-K for the year ended May 28, 1994, cash flows from operations should be sufficient to meet the ongoing cash requirements in the current year. Excess cash from operations will be used to reduce the revolving credit borrowings, fund acquisitions or repurchase common shares under the Company's share repurchase program.

                   INTERSTATE BAKERIES CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)

                                                            (000's)
                                                 August 20,         May 28,
                                                    1994             1994
                                                 ----------         -------
Assets
  Current assets:
    Cash and cash equivalents                     $  3,122         $  5,046
    Accounts receivable, less allowance
     for doubtful accounts of $1,938,000
     ($1,645,000 at May 28)                         74,013           71,734
    Inventories                                     22,787           21,020
    Other current assets                            16,034           17,106
                                                  --------         --------
        Total current assets                       115,956          114,906
                                                  --------         --------
  Property and equipment:
    Land and buildings                              99,144           91,540
    Machinery and equipment                        236,036          224,922
                                                  --------         --------
                                                   335,180          316,462
    Less accumulated depreciation                 (106,900)        (101,022)
                                                  --------         --------
        Net property and equipment                 228,280          215,440
                                                  --------         --------
  Excess of purchase cost over net assets
   acquired                                        252,408          240,249
  Other assets                                       4,138            4,196
                                                  --------         --------
                                                  $600,782         $574,791
                                                  ========         ========
Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $  1,017         $  1,263
    Accounts payable                                42,331           47,848
    Accrued expenses                                73,674           58,182
                                                  --------         --------
        Total current liabilities                  117,022          107,293
                                                  --------         --------
  Long-term debt:
    Related party                                   79,000           79,000
    Other                                          134,179          122,235
  Other liabilities                                 44,451           43,409
  Deferred income taxes                             35,413           35,413
                                                  --------         --------
        Total long-term liabilities                293,043          280,057
                                                  --------         --------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none        -                -
    Common stock, par value $.01 per share;
     authorized - 40,000,000 shares; issued -
     21,051,000 shares (21,050,000 at May 28)          211              211
    Additional paid-in capital                     261,064          261,064
    Accumulated deficit                            (49,660)         (53,091)
    Treasury stock at cost - 1,412,000 shares
     (1,400,000 at May 28)                         (20,898)         (20,743)
                                                  --------         --------
        Total stockholders' equity                 190,717          187,441
                                                  --------         --------
                                                  $600,782         $574,791
                                                  ========         ========
                        See accompanying notes.

                  INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                            (UNAUDITED)
                   (000'S EXCEPT PER SHARE DATA)


                                                   Twelve Weeks Ended
                                                ------------------------
                                                 August 20,   August 21,
                                                    1994        1993
                                                 ----------   ----------

Net sales                                         $274,099     $269,662
                                                  --------     --------
Cost of products sold                              140,849      135,638
Selling, delivery and administrative
 expenses                                          110,285      109,048
Depreciation and amortization                        7,794        7,286
                                                  --------     --------
                                                   258,928      251,972
                                                  --------     --------
Operating income                                    15,171       17,690
                                                  --------     --------
Other income                                           (51)         (24)
Interest expense                                     3,946        3,514
                                                  --------     --------
                                                     3,895        3,490
                                                  --------     --------
Income before income taxes                          11,276       14,200
Provision for income taxes                           5,390        7,211
                                                  --------     --------
Net income                                        $  5,886     $  6,989
                                                  ========     ========

Earnings per share                                $   .30      $    .33
                                                  ========     ========
Weighted average common and common
 equivalent shares outstanding                      19,687       20,909
                                                  ========     ========

                           See accompanying notes.

                      INTERSTATE BAKERIES CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                           (000's)
                                                     Twelve Weeks Ended
                                                   -----------------------
                                                   August 20,   August 21,
                                                      1994         1993
                                                   ----------   ----------
Cash flows from operating activities:
  Net income                                        $ 5,886     $  6,989
  Depreciation and amortization                       7,794        7,286
  Other                                               1,080        3,660
  Change in operating assets and liabilities:
    Accounts receivable                              (2,279)       2,108
    Inventories                                      (1,767)          42
    Other current assets                              1,072          420
    Accounts payable and accrued expenses             9,975       (1,930)
                                                    -------      -------
        Cash from operating activities               21,761       18,575
                                                    -------      -------

Cash flows from investing activities:
  Additions to property and equipment               (18,919)      (7,843)
  Sale of assets                                         51           62
  Other                                             (13,905)         (20)
                                                    -------      -------
        Cash from investing activities              (32,773)      (7,801)
                                                    -------      -------

Cash flows from financing activities:
  Reduction of note payable                               -       (5,000)
  Reduction of long-term debt                          (302)      (5,659)
  Addition to long-term debt                         12,000        8,000
  Common stock dividends paid                        (2,455)      (2,497)
  Acquisition of treasury stock                        (155)      (5,643)
                                                    -------      -------
        Cash from financing activities                9,088      (10,799)
                                                    -------      -------
Change in cash and cash equivalents                  (1,924)         (25)

Cash and cash equivalents:
  Beginning of period                                 5,046        4,603
                                                    -------      -------
  End of period                                     $ 3,122      $ 4,578
                                                    =======      =======
Supplemental disclosures:
  Interest paid                                     $ 6,116      $ 6,081
  Income taxes paid                                     745        2,758

                         See accompanying notes.

                     INTERSTATE BAKERIES CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


1.  Accounting Policies and Basis of Presentation
    ---------------------------------------------

The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.


2.  Inventories
    -----------

The components of inventories are as follows:

                                                         (000's)
                                                ----------------------
                                                August 20,     May 28,
                                                  1994          1994
                                                ----------     -------

           Ingredients and packaging             $13,858       $13,384
           Finished goods                          7,204         5,907
           Other                                   1,725         1,729
                                                 -------       -------
                                                 $22,787       $21,020
                                                 =======       =======

3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                  Twelve Weeks Ended
                                                ------------------------
                                                August 20,    August 21,
                                                  1994          1993
                                                ----------    ----------

           Statutory federal tax                   35.0%         35.0%
           State income tax                         5.4           5.1
           Cumulative impact of tax law changes       -           5.7
           Goodwill amortization                    6.5           4.6
           Other                                     .9            .4
                                                   ----          ----
                                                   47.8%         50.8%
                                                   ====          ====

4.  Acquisition
- ---------------

On June 13, 1994, the Company acquired the assets and liabilities of Fuchs Baking Co. ("Fuchs"), Miami, Florida. Fuchs, which has annual sales of approximately $50,000,000, produces and distributes bakery products throughout central and southern Florida. The acquisition, which was financed through borrowings on the Company's revolving credit agreement, was recorded as a purchase during the first quarter of fiscal 1995. The effect of the transaction on results of operations is not material.

                                PART II



ITEM 6 - Exhibits and Reports on Form 8-K

     a)  11 - Schedule regarding computation of per share earnings

     b)  27 - Financial data schedule

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



                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)


DATE  September 29, 1994                      /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, President
                                               and Chief Executive Officer



DATE  September 29, 1994                      /s/ John F. McKenny
                                              -------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer