Form 10-Q
period 1994-11-12
INTERSTATE BAKERIES CORP/DE/
filed 1994-12-13
CIK 829499

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 12, 1994

                                    OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                               _______________

For the Quarter Ended November 12, 1994         Commission File Number 1-11165


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

               Yes / X /                       No /   /

     There were 19,639,305 shares of common stock, $.01 par value per share, outstanding on December 9, 1994.

                     INTERSTATE BAKERIES CORPORATION
                               FORM 10-Q
                     QUARTER ENDED NOVEMBER 12, 1994



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

                    INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
Net sales for the second quarter of fiscal 1995, the twelve weeks ended November 12, 1994, were $280,726,000, a 4.4% and $11,792,000 increase over prior year net sales of $268,934,000. Year-to-date net sales for fiscal 1995 were $554,825,000, an increase of $16,229,000 and 3.0% over net sales of $538,596,000 in fiscal 1994. These increases were primarily attributable to acquisitions and slightly higher selling prices for bread. For the quarter, bread unit volume excluding acquisitions was up from the prior year, while cake volume and pricing remained soft.

Cost of products sold was 51.2% of net sales for the second quarter of fiscal 1995 compared to 50.1% for fiscal 1994, while year-to-date cost of products sold was 51.3% compared to 50.2% in the prior year. These margin declines were attributable to somewhat higher commodity costs for certain key ingredients, as well as higher labor and overhead costs associated with recent acquisitions.

Selling, delivery and administrative expenses for the second quarter of fiscal 1995 increased 3.1% to $113,629,000, representing 40.5% of net sales, compared to $110,207,000 and 41.0% of net sales in fiscal 1994. These favorable comparisons on a percentage of net sales basis were primarily the result of lower labor and labor related costs.

Depreciation and amortization was up $558,000 for the second quarter and $1,066,000 year-to-date due to the completion of our new Jacksonville, Florida bakery and acquisitions.

As a result of these factors, operating income for the second quarter of fiscal 1995 was $15,544,000, down $1,256,000 from the prior year's $16,800,000. Year-to-date operating income was $30,715,000, a decrease of $3,775,000 from $34,490,000 in fiscal 1994.

Interest expense for the second quarter was up $687,000, or 21.0%, to $3,964,000, while year-to-date interest expense increased $1,119,000, or 16.5%, to $7,910,000. These increases were attributable to higher interest rates during fiscal 1995, as well as higher debt levels resulting from an acquisition in the first quarter of fiscal 1995 and treasury stock repurchases during the latter half of the prior fiscal year.

Non-deductible goodwill amortization was responsible for the effective tax rate of 47.8% in fiscal 1995. This amortization, along with the passage of the Omnibus Budget Reconciliation Act of 1994, produced an effective year-to-date tax rate of 48.6% in fiscal 1994. Fiscal 1994's provision included $808,000 of expense relating to the cumulative adjustment of the net deferred tax liability at the prior year end and additional taxes payable for the prior year.

Net income for the second quarter was $6,063,000, or $.31 per share, compared to $7,289,000, or $.36 per share, for the same period a year ago. Year-to-date net income in fiscal 1995 was $11,949,000, or $.61 per share, down from $14,278,000, or $.69 per share, in fiscal 1994.

                    INTERSTATE BAKERIES CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition
- ------------------------------
Cash generated by operating activities for the twenty-four weeks ended November 12, 1994 was $30,047,000 compared to $33,663,000 a year ago, with this decrease reflecting somewhat lower earnings. Cash generated by operations during fiscal 1995, along with net debt increases of $10,646,000 and cash on hand, was used to fund capital expenditures of $25,088,000, purchase intangibles of $13,878,000 and pay common stock dividends of $4,910,000.

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

                   INTERSTATE BAKERIES CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)

                                                            (000's)
                                                November 12,        May 28,
                                                    1994             1994
                                                ------------        -------
Assets
  Current assets:
    Cash and cash equivalents                     $  1,575         $  5,046
    Accounts receivable, less allowance
     for doubtful accounts of $2,104,000
     ($1,645,000 at May 28)                         80,355           71,734
    Inventories                                     23,263           21,020
    Other current assets                            16,632           17,106
                                                  --------         --------
        Total current assets                       121,825          114,906
                                                  --------         --------
  Property and equipment:
    Land and buildings                              99,725           91,540
    Machinery and equipment                        239,157          224,922
                                                  --------         --------
                                                   338,882          316,462
    Less accumulated depreciation                 (110,546)        (101,022)
                                                  --------         --------
        Net property and equipment                 228,336          215,440
                                                  --------         --------
  Excess of purchase cost over net assets
   acquired                                        250,676          240,249
  Other assets                                       4,205            4,196
                                                  --------         --------
                                                  $605,042         $574,791
                                                  ========         ========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $  1,021         $  1,263
    Accounts payable                                42,772           47,848
    Accrued expenses                                75,358           58,182
                                                  --------         --------
        Total current liabilities                  119,151          107,293
                                                  --------         --------
  Long-term debt:
    Related party                                   79,000           79,000
    Other                                          133,123          122,235
  Other liabilities                                 45,795           43,409
  Deferred income taxes                             33,713           35,413
                                                  --------         --------
        Total long-term liabilities                291,631          280,057
                                                  --------         --------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none        -                -
    Common stock, par value $.01 per share;
     authorized - 40,000,000 shares; issued -
     21,056,000 shares (21,050,000 at May 28)          211              211
    Additional paid-in capital                     261,065          261,064
    Accumulated deficit                            (46,052)         (53,091)
    Treasury stock at cost - 1,417,000 shares
     (1,400,000 at May 28)                         (20,964)         (20,743)
                                                  --------         --------
        Total stockholders' equity                 194,260          187,441
                                                  --------         --------
                                                  $605,042         $574,791
                                                  ========         ========
                        See accompanying notes.

                                      INTERSTATE BAKERIES CORPORATION
                                      CONSOLIDATED STATEMENT OF INCOME
                                                (UNAUDITED)
                                       (000'S EXCEPT PER SHARE DATA)

                                                   Twelve Weeks Ended            Twenty-Four Weeks Ended
                                                --------------------------     ---------------------------
                                                November 12,  November 13,     November 12,   November 13,
                                                   1994          1993             1994           1993
                                                ------------  ------------     ------------   ------------
Net sales                                         $280,726      $268,934         $554,825       $538,596
                                                  --------      --------         --------       --------
Cost of products sold                              143,708       134,640          284,557        270,278
Selling, delivery and administrative
 expenses                                          113,629       110,207          223,914        219,255
Depreciation and amortization                        7,845         7,287           15,639         14,573
                                                  --------      --------         --------       --------
                                                   265,182       252,134          524,110        504,106
                                                  --------      --------         --------       --------
Operating income                                    15,544        16,800           30,715         34,490
                                                  --------      --------         --------       --------
Other income                                           (34)          (58)             (85)           (82)
Interest expense                                     3,964         3,277            7,910          6,791
                                                  --------      --------         --------       --------
                                                     3,930         3,219            7,825          6,709
                                                  --------      --------         --------       --------
Income before income taxes                          11,614        13,581           22,890         27,781
Provision for income taxes                           5,551         6,292           10,941         13,503
                                                  --------      --------         --------       --------
Net income                                        $  6,063      $  7,289         $ 11,949       $ 14,278
                                                  ========      ========         ========       ========

Earnings per share                                $    .31      $    .36         $    .61       $    .69
                                                  ========      ========         ========       ========
Weighted average common and common
 equivalent shares outstanding                      19,686        20,414           19,687         20,661
                                                  ========      ========         ========       ========
                                           See accompanying notes.

                      INTERSTATE BAKERIES CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                           (000's)
                                                   Twenty-Four Weeks Ended
                                                  --------------------------
                                                  November 12,  November 13,
                                                     1994          1993
                                                  ------------  ------------
Cash flows from operating activities:
  Net income                                       $ 11,949      $ 14,278
  Depreciation and amortization                      15,639        14,573
  Other                                                 749         3,932
  Change in operating assets and liabilities:
    Accounts receivable                              (8,621)       (3,178)
    Inventories                                      (2,243)          613
    Other current assets                                474          (164)
    Accounts payable and accrued expenses            12,100         3,609
                                                   --------      --------
        Cash from operating activities               30,047        33,663
                                                   --------      --------

Cash flows from investing activities:
  Additions to property and equipment               (25,088)      (15,149)
  Sale of assets                                         99           116
  Other                                             (14,045)          (20)
                                                   --------      --------
        Cash from investing activities              (39,034)      (15,053)
                                                   --------      --------

Cash flows from financing activities:
  Reduction of note payable                               -        (5,000)
  Reduction of long-term debt                          (354)       (5,719)
  Addition to long-term debt                         11,000         9,000
  Common stock dividends paid                        (4,910)       (5,027)
  Acquisition of treasury stock                        (221)      (13,894)
  Issuance of common stock                                1             -
                                                   --------      --------
        Cash from financing activities                5,516       (20,640)
                                                   --------      --------
Change in cash and cash equivalents                  (3,471)       (2,030)

Cash and cash equivalents:
  Beginning of period                                 5,046         4,603
                                                   --------      --------
  End of period                                    $  1,575      $  2,573
                                                   ========      ========
Supplemental disclosures:
  Interest paid                                    $  8,679      $  7,548
  Income taxes paid                                  12,092         6,928

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


2.  Inventories
    -----------
The components of inventories are as follows:

                                                         (000's)
                                                ------------------------
                                                November 12,     May 28,
                                                   1994           1994
                                                ------------     -------
           Ingredients and packaging              $14,742        $13,384
           Finished goods                           6,714          5,907
           Other                                    1,807          1,729
                                                  -------        -------
                                                  $23,263        $21,020
                                                  =======        =======

3.  Income Taxes
    ------------
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                 Twenty-Four Weeks Ended
                                                --------------------------
                                                November 12,  November 13,
                                                   1994          1993
                                                ------------  ------------
           Statutory federal tax                   35.0%         35.0%
           State income tax                         5.4           5.1
           Cumulative impact of tax law changes       -           2.9
           Goodwill amortization                    6.5           5.1
           Other                                     .9            .5
                                                   ----          ----
                                                   47.8%         48.6%
                                                   ====          ====

The provision for income taxes for the current quarter of both fiscal years includes any adjustments for revisions in the projected annual effective tax rate.
                                    6

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



                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)



DATE  December 9, 1994                        /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, President
                                               and Chief Executive Officer



DATE  December 9, 1994                        /s/ John F. McKenny
                                              -------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer