Form 10-Q
period 1995-03-04
INTERSTATE BAKERIES CORP/DE/
filed 1995-04-14
CIK 829499

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 4, 1995

                                    OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from --------- to ---------

                               ----------------

For the Quarter Ended March 4, 1995         Commission File Number 1-11165


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

               Yes / X /                       No /   /

     There were 19,636,028 shares of common stock, $.01 par value per share, outstanding on March 31, 1995.

                     INTERSTATE BAKERIES CORPORATION
                               FORM 10-Q
                       QUARTER ENDED MARCH 4, 1995


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

                    INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
Net sales for the third quarter, the sixteen weeks ended March 4, 1995, were $358,240,000, up $21,944,000 and 6.5%, from net sales of $336,296,000 in fiscal 1994. Year-to-date sales were also higher at $913,065,000, a 4.4% increase over 1994's net sales of $874,892,000. These increases were attributable to acquisitions, as well as somewhat higher selling prices and unit volume for bread. Cake volume and pricing remained soft both for the quarter and year-to-date.

Cost of products sold was 52.1% of net sales for the third quarter of fiscal 1995 compared to 51.3% for fiscal 1994, while year-to-date cost of products sold was 51.6% compared to 50.6% in the prior year. These margin declines were primarily attributable to higher labor and overhead costs associated with recent acquisitions. Year-to-date, somewhat higher commodity costs for certain key ingredients also contributed to the margin erosion.

Selling, delivery and administrative expenses for the third quarter of 1995 increased 5.0% to $149,947,000 from $142,845,000 the prior year, but improved to 41.9% of net sales from 42.5% the prior year. Year-to-date selling, delivery and administrative expenses were $373,861,000, representing 40.9% of net sales, and a 3.2% increase over the prior year's $362,100,000, representing 41.4% of net sales. These favorable variances on a percentage of net sales basis were primarily attributable to lower labor and labor related costs.

Depreciation and amortization was up $616,000 for the third quarter and $1,682,000 year-to-date due to the completion of the new Jacksonville, Florida bakery and acquisitions.

As a result of these factors, operating income for the third quarter of fiscal 1995 was $11,192,000, an increase of $9,641,000 over the prior year's $1,551,000, while year-to-date operating income was $41,907,000 compared to $36,041,000 in fiscal 1994, a $5,866,000 increase. Fiscal 1994's third quarter reflects $9,400,000 of other charges, which includes costs incurred in a plant disposal of $6,700,000 and costs related to environmental matters of $2,700,000, which reduced both quarterly and year-to-date earnings by $5,687,000, net of tax, or $.28 per share.

Interest expense for the third quarter was up $797,000, or 17.9%, to $5,254,000, while year-to-date interest expense increased $1,916,000, or 17.0%, to $13,164,000. These increases were attributable to higher interest rates during fiscal 1995, as well as higher debt levels resulting from an acquisition in the first quarter of fiscal 1995 and treasury stock repurchases during the latter half of the prior fiscal year.

Non-deductible goodwill amortization was responsible for the effective tax rate of 47.8% in fiscal 1995. This amortization, along with the passage of the Omnibus Budget Reconciliation Act of 1994, produced an effective year-to-date tax rate of 52.5% in fiscal 1994. Fiscal 1994's provision included $808,000 of expense relating to the cumulative adjustment of the net deferred tax liability at fiscal 1993 year end and additional taxes payable for fiscal 1993.

                          INTERSTATE BAKERIES CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


Net income for the third quarter was $3,096,000, or $.16 a share, versus a loss of $2,468,000, or $.12 per share, in fiscal 1994. Year-to-date net income in fiscal 1995 was $15,045,000, or $.76 per share, compared to $11,810,000, or $.58 per share, last year. As mentioned previously, fiscal 1994's third quarter and year-to-date net income included after-tax other charges of $5,687,000, or $.28 per share.


Changes in Financial Condition
- ------------------------------
Cash generated by operating activities for the forty weeks ended March 4, 1995 was $39,359,000, substantially unchanged from $39,135,000 a year ago. Cash generated from operations during fiscal 1995, along with bank borrowings, was used to fund capital expenditures of $29,886,000, purchase intangibles of $13,878,000 and pay common stock dividends of $7,365,000.

As noted in the Company's Annual Report on Form 10-K for the year ended May 28, 1994, cash flows from operations should be sufficient to meet the ongoing cash requirements in the current year. Excess cash from operations will be used to reduce the revolving credit borrowings, fund acquisitions or repurchase common shares under the Company's share repurchase program.

On April 12, 1995, the Company signed a definitive agreement with Ralston Purina Company ("RPC") to acquire RPC's wholly-owned subsidiary, Continental Baking Company ("CBC") for a purchase price of $220,000,000 in cash and 16,923,077 shares of common stock of the Company. The closing of the sale is subject to approval of the Company's shareholders and various regulatory clearances, and is expected to be completed during the summer of 1995. The Company has obtained bank commitments to provide funding for the proposed acquisition, as well as the refinancing of existing bank debt, and is in the process of negotiating a definitive bank agreement.

                   INTERSTATE BAKERIES CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)

                                                            (000's)
                                                  March 4,          May 28,
                                                    1995             1994
                                                ------------        -------
Assets
  Current assets:
    Cash and cash equivalents                     $  3,562         $  5,046
    Accounts receivable, less allowance
     for doubtful accounts of $1,809,000
     ($1,645,000 at May 28)                         74,233           71,734
    Inventories                                     22,892           21,020
    Other current assets                            18,362           17,106
                                                  --------         --------
        Total current assets                       119,049          114,906
                                                  --------         --------
  Property and equipment:
    Land and buildings                             100,540           91,540
    Machinery and equipment                        242,730          224,922
                                                  --------         --------
                                                   343,270          316,462
    Less accumulated depreciation                 (118,396)        (101,022)
                                                  --------         --------
        Net property and equipment                 224,874          215,440
                                                  --------         --------
  Excess of purchase cost over net assets
   acquired                                        248,367          240,249
  Other assets                                       4,646            4,196
                                                  --------         --------
                                                  $596,936         $574,791
                                                  ========         ========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $  1,025         $  1,263
    Accounts payable                                44,635           47,848
    Accrued expenses                                64,049           58,182
                                                  --------         --------
        Total current liabilities                  109,709          107,293
                                                  --------         --------
  Long-term debt:
    Related party                                   79,000           79,000
    Other                                          133,265          122,235
  Other liabilities                                 46,382           43,409
  Deferred income taxes                             33,713           35,413
                                                  --------         --------
        Total long-term liabilities                292,360          280,057
                                                  --------         --------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none        -                -
    Common stock, par value $.01 per share;
     authorized - 40,000,000 shares; issued -
     21,056,000 shares (21,050,000 at May 28)          211              211
    Additional paid-in capital                     261,065          261,064
    Accumulated deficit                            (45,411)         (53,091)
    Treasury stock at cost - 1,419,000 shares
     (1,400,000 at May 28)                         (20,998)         (20,743)
                                                  --------         --------
        Total stockholders' equity                 194,867          187,441
                                                  --------         --------
                                                  $596,936         $574,791
                                                  ========         ========

                        See accompanying notes.

                                      INTERSTATE BAKERIES CORPORATION
                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                                (UNAUDITED)
                                       (000'S EXCEPT PER SHARE DATA)

                                                   Sixteen Weeks Ended               Forty Weeks Ended
                                                --------------------------     ---------------------------
                                                  March 4,    March 5,          March 4,       March 5,
                                                   1995         1994             1995           1994
                                                ------------  ------------     ------------   ------------

Net sales                                         $358,240      $336,296         $9l3,065       $874,892
                                                  --------      --------         --------       --------
Cost of products sold                              186,65l       172,666          471,208        442,944
Selling, delivery and administrative
 expenses                                          149,947       142,845          373,861        362,100
Other charges                                            -         9,400                -          9,400
Depreciation and amortization                       10,450         9,834           26,089         24,407
                                                  --------      --------         --------       --------
                                                   347,048       334,745          871,158        838,851
                                                  --------      --------         --------       --------
Operating income                                    11,192         1,551           41,907         36,041
                                                  --------      --------         --------       --------
Other expense(income)                                    7           (10)             (78)           (92)
Interest expense                                     5,254         4,457           13,164         11,248
                                                  --------      --------         --------       --------
                                                     5,261         4,447           13,086         11,156
                                                  --------      --------         --------       --------
Income (loss) before income taxes                    5,931        (2,896)          28,821         24,885
Provision (benefit) for income taxes                 2,835          (428)          13,776         13,075
                                                  --------      --------         --------       --------
Net income (loss)                                 $  3,096      $ (2,468)        $ 15,045       $ 11,810
                                                  ========      ========         ========       ========

Earnings (loss) per share                         $    .16      $   (.12)        $    .76       $    .58
                                                  ========      ========         ========       ========
Weighted average common and common
 equivalent shares outstanding                      19,724        20,099           19,699         20,437
                                                  ========      ========         ========       ========

                                           See accompanying notes.

                                                     4

                      INTERSTATE BAKERIES CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                           (000's)
                                                       Forty Weeks Ended
                                                  --------------------------
                                                   March 4,      March 5,
                                                     1995          1994
                                                  ------------  ------------
Cash flows from operating activities:
  Net income                                        $15,045      $11,810
  Depreciation and amortization                      26,089       24,407
  Other                                               1,198        6,165
  Change in operating assets and liabilities:
    Accounts receivable                              (2,499)        (471)
    Inventories                                      (1,872)       2,780
    Other current assets                             (1,256)      (1,499)
    Accounts payable and accrued expenses             2,654       (4,057)
                                                    -------      -------
        Cash from operating activities               39,359       39,135
                                                    -------      -------

Cash flows from investing activities:
  Additions to property and equipment               (29,886)     (24,745)
  Sale of assets                                        552        6,171
  Other                                             (14,682)      (1,305)
                                                    -------      -------
        Cash from investing activities              (44,016)     (19,879)
                                                    -------      -------

Cash flows from financing activities:
  Reduction of note payable                               -       (5,000)
  Reduction of long-term debt                        (1,208)      (6,669)
  Addition to long-term debt                         12,000       14,000
  Common stock dividends paid                        (7,365)      (7,527)
  Acquisition of treasury stock                        (255)     (16,270)
  Issuance of common stock                                1            2
                                                    -------      -------
        Cash from financing activities                3,173      (21,464)
                                                    -------      -------
Change in cash and cash equivalents                  (1,484)      (2,208)

Cash and cash equivalents:
  Beginning of period                                 5,046        4,603
                                                    -------      -------
  End of period                                     $ 3,562      $ 2,395
                                                    =======      =======
Supplemental disclosures:
  Interest paid                                     $16,213      $12,963
  Income taxes paid                                  21,469       18,103
  Noncash exchange of property and
    equipment for property and
    equipment and intangibles                             -        7,006

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

2.  Inventories
    -----------
The components of inventories are as follows:
                                                         (000's)
                                                ------------------------
                                                  March 4,       May 28,
                                                   1995           1994
                                                ------------     -------

           Ingredients and packaging              $14,711        $13,384
           Finished goods                           6,418          5,907
           Other                                    1,763          1,729
                                                  -------        -------
                                                  $22,892        $21,020
                                                  =======        =======

3.  Income Taxes
    ------------
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:
                                                    Forty Weeks Ended
                                                --------------------------
                                                 March 4,      March 5,
                                                   1995          1994
                                                ------------  ------------

           Statutory federal tax                   35.0%         35.0%
           State income tax                         5.4           5.5
           Cumulative impact of tax law changes       -           3.2
           Goodwill amortization                    6.5           8.2
           Other                                     .9            .6
                                                   ----          ----
                                                   47.8%         52.5%
                                                   ====          ====

The provision for income taxes for the current quarter of both fiscal years includes any adjustments for revisions in the projected annual effective tax rate.

4.  Proposed Acquisition
- ------------------------
On April 12, 1995, the Company signed a definitive agreement with Ralston Purina Company ("RPC") to acquire RPC's wholly-owned subsidiary, Continental Baking Company ("CBC"), for a purchase price of $220,000,000 in cash and 16,923,077 shares of common stock of the Company. CBC is the nation's largest wholesale baking company with annual sales of approximately $2 billion and 21,000 employees at 36 bakery locations. The closing of the sale is subject to approval of the Company's shareholders and various regulatory clearances. The transaction, which will be accounted for as a purchase, is expected to be completed during the summer of 1995.

5.  Acquisition
- ---------------
On June 13, 1994, the Company acquired the assets and liabilities of Fuchs Baking Co. ("Fuchs"), Miami, Florida. Fuchs, which has annual sales of approximately $50,000,000, produces and distributes bakery products throughout central and southern Florida. The acquisition, which was financed through borrowings on the Company's revolving credit agreement, was recorded as a purchase during the first quarter of fiscal 1995. The effect of the transaction on results of operations is not material.

6.  Other Charges
- -----------------
Included in the $9,400,000 of other charges for the third quarter of fiscal 1994 are costs incurred in a plant disposal of $6,700,000 and charges related to environmental matters of $2,700,000.

                                  PART II


ITEM 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits filed with this report:

         1)  11 - Schedule regarding computation of per share earnings

         2)  27 - Financial data schedule


     b)  Reports on Form 8-K


         1) On January 11, 1995, the registrant filed a Report on Form 8-K with respect to a letter of intent signed by the registrant and Ralston Purina Company ("RPC") on January 6, 1995, allowing the registrant to acquire RPC's wholly-owned subsidiary, Continental Baking Company, for a purchase price of $330,000,000 in cash and 16,923,077 shares of common stock of the registrant.


         2) On April 14, 1995, the registrant filed a Report on Form 8-K with respect to a definitive agreement signed by the registrant and Ralston Purina Company ("RPC") on April 12, 1995, relating to the acquisition by the registrant of RPC's wholly-owned subsidiary, Continental Baking Company. The agreement provides for a purchase price of $220,000,000 in cash and 16,923,077 shares of the registrant's common stock to be issued to RPC. The cash price represents a $110,000,000 reduction from the original terms announced on January 6, 1995. The proposed acquisition is subject to approval by the registrant's shareholders and various regulatory clearances and is expected to be completed during the summer of 1995.

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




                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)



DATE  April 14, 1995                          /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, Chairman
                                               and Chief Executive Officer



DATE  Apri1 14, 1995                          /s/ John F. McKenny
                                              -------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer