Form 10-K
period 1995-06-03
INTERSTATE BAKERIES CORP/DE/
filed 1995-08-30
CIK 829499

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                June 3, 1995
                           ---------------------------------------
                                       OR

   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                ---------------    ---------------

Commission File Number 1-11165
                       -------

                      INTERSTATE BAKERIES CORPORATION
- ------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                 Delaware                       43-1470322
     --------------------------------   --------------------------
       (State or other jurisdiction         (I.R.S. Employer
     of incorporation or organization      Identification No.)

12 East Armour Boulevard, Kansas City, Missouri           64111
- -----------------------------------------------         ----------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (816) 561-6600
                                                    --------------

  Securities registered pursuant to Section 12(b) of the Act:

Title of each class      Name of each exchange on which registered

Common Stock,
$.01 par value per share            New York Stock Exchange
- ------------------------   ---------------------------------------

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

              Yes    X                 No
                   -----                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
              [   ]
The aggregate market value of the voting stock held by non-affiliates of the registrant was $358,677,632 as of August 1, 1995. For these purposes only, the registrant has assumed that shares of Common Stock, $.01 par value per share, that may be deemed to be beneficially owned by certain members of the Board of Directors constitute shares held by affiliates of the registrant.

There were 36,582,667 shares of Common Stock, $.01 par value per share, outstanding as of August 1, 1995.

                             DOCUMENTS INCORPORATED BY REFERENCE
                             -----------------------------------

    Part and Item                 Document Incorporated
    of Form 10-K:                      By Reference
    -------------                 ---------------------

    Part II, Item 5                     Annual Report*

    Part II, Item 6                     Annual Report*

    Part II, Item 7                     Annual Report*

    Part II, Item 8                     Annual Report*

    Part III, Item 10                   Proxy Statement**

    Part III, Item 11                   Proxy Statement**

    Part III, Item 12                   Proxy Statement**

    Part III, Item 13                   Proxy Statement**
- ------------------------------------------------------------------
  * Refers to portions of Registrant's annual report to security holders with respect to the fiscal year ended June 3, 1995.

 ** Refers to portions of Registrant's definitive proxy statement filed on August 21, 1995.

                                      PART I


Item 1.  Business
- -------  --------

General
- -------

    Interstate Bakeries Corporation (the "Company") was organized in 1987 as a Delaware corporation under the name IBC Holdings Corp. and through its wholly-owned operating subsidiary, Interstate Brands Corporation, is now the largest baker and distributor of fresh bakery products in the United States. The Company or its predecessors have baked and distributed fresh bread and cake products since 1927. The Company has grown to its present size primarily through acquisitions of other bakery businesses. In its 1988 fiscal year, the Company underwent a change in control through a leveraged buyout transaction and acquired 10 bakeries in the Southeastern United States. On July 22, 1995, the Company acquired Continental Baking Company ("CBC") from Ralston Purina Company for $220,000,000 in cash and 16,923,077 shares of the Company's Common Stock. On July 24, 1995, CBC was merged with and into the Company's wholly-owned subsidiary, Interstate Brands Corporation ("Brands").

    The Company, including CBC, operates 66 bakeries throughout the United States and employs over 35,000 people. From these geographically dispersed bakeries, the Company's driver-salesmen deliver baked goods to more than 250,000 food outlets on more than 10,000 delivery routes. The Company's products are distributed throughout the United States through its direct route system and its approximately 1,400 Company-operated thrift stores, and to some extent through distributors.

    The principal executive offices of the Company are located at 12 East Armour Boulevard, Kansas City, Missouri 64111, and the telephone number is
(816) 561-6600.

Operating Divisions
- -------------------

    The recent acquisition of CBC will result in the future integration of CBC's bread and cake operations into those of the Company's wholly-owned subsidiary Brands. Because the acquisition of CBC was just recently consummated, the operations of CBC are substantially separate from Brands' Bread Division and Brands' Cake Division.

    Brands' Bread Division

    The principal products of Brands' Bread Division are white breads, variety breads, "lite" breads, rolls, buns and English muffins, marketed under well-known brand names, including "Butternut", "Cotton's Holsum", "Eddy's", "Holsum", "Merita", "Millbrook", "Mrs. Karl's", "Sweetheart" and "Weber's". The majority of the Bread Division's sales are generated by white breads and variety breads, the latter consisting of whole wheat, rye and other whole grain breads. The Bread Division is the largest licensed baker and distributor of "Roman Meal" and "Sun Maid" breads. These products include traditional Roman Meal bread, Roman Meal variety breads, Roman Meal light breads and Roman Meal buns, rolls and English muffins and also include Sun Maid's line of raisin bread and English muffins.

    In fiscal 1995, the Bread Division had net sales of $883,616,000, which represented 72.3% of the net sales of the Company. The Bread Division's sales are generally concentrated in the Southeast, Southern California, the Midwest and certain Northern Mountain states. Bread Division customers consist primarily of supermarkets and are served by its separate distribution system. No single customer accounts for more than 5% of the Company's net sales. Many of the Bread Division's accounts are also serviced by the Cake Division.

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

    Brands' Cake Division

    Brands' Cake Division produces fresh baked sweet goods, including snack cakes, donuts, sweet rolls, snack pies, breakfast pastries, variety cakes, large cakes and shortcakes, approximately 90% of which are sold under the nationally known "Dolly Madison Bakery" brand name.

    In fiscal 1995, the Cake Division had net sales of $319,478,000, representing 26.1% of the net sales of the Company. The Cake Division distributes its products principally through convenience stores, in markets representing approximately 75% of the U.S. population, in all areas of the country except certain Northeast markets. No single customer represents more than 5% of the Company's net sales. The Company believes that its credit practices adequately address the financial condition of its customers, particularly in the convenience store industry.

    Cake sales tend to be somewhat seasonal, with a historically weak winter period, which management believes is attributable to home baking and consumption patterns during the holiday seasons. Spring and early summer months are historically stronger due to the sale of shortcake products during the fresh strawberry season.

    The wholesale cake industry is highly competitive with product quality, retail account service and price being the most significant competitive factors. The Cake Division from time to time experiences price pressures in certain of its markets as a result of competitors' promotional pricing practices. The Cake Division's ability to sell its products depends on its ability to attain store shelf space in relation to competing cake brands and other food products. The Company competes primarily with a few large national bakeries, as well as with certain regional bakeries. McKee Baking, marketing cake products under the brand name "Little Debbie", is the largest competitor of the Cake Division.

    Brands' Dry Products

    The Company's line of dry products consists of branded, dry, bread-based products, including traditional stuffing and salad croutons, principally under the "Mrs. Cubbison's" brand name. The majority of the Company's dry product sales (which account for 1.6% of the Company's net sales) is generated during the Thanksgiving and Christmas holiday periods. The "Mrs. Cubbison's" product line is distributed primarily in 11 western states through a subsidiary that is 80% owned by the Company. The largest market for the Company's dry products is Southern California.

    CBC Bread Products

    The principal bread products produced by the Company's CBC operations are white breads, variety breads, reduced calorie breads, rolls, buns and English muffins, marketed under the brand names "Wonder", "Home Pride", "Bread Du Jour" and "Beefsteak". The Company's CBC operation also produces bread for sale under private labels. The majority of the Company's CBC related bread sales are generated by white breads and variety breads, the latter consisting of wheat, whole wheat, rye and other whole grain breads. The CBC operation distributes bread products in areas comprising approximately 77% of the United States population. The principal marketing areas for CBC produced bread include the Northeast, the Midwest and the West Coast. The majority of CBC bread sales volume is to supermarkets. For each of the last three fiscal years of CBC, bread sales have accounted for approximately 55% of sales.

    CBC Cake Products

    The Company's CBC operation produces sweet baked goods including snack cakes, donuts, snack pies, muffins and other sweet baked items, and are consumed as snacks, meal-time desserts and breakfast items. These products are sold under the "Hostess" brand name and include product names "Twinkies" as well as "Ding Dongs", "Ho Ho's" and "Suzy Q's". For each of the last three fiscal years of CBC, sweet baked goods have accounted for approximately 45% of sales and were comprised of approximately 60% snack cakes and 40% breakfast products. The Company distributes its CBC produced sweet baked goods in areas representing approximately 85% of the United States population. The Company's principal marketing areas for CBC produced sweet baked goods include the Northeast, the Midwest and the West Coast. Multiple packs are sold primarily through supermarkets and snack-pack products are sold both in supermarkets and convenience stores. Cake sales tend to be somewhat seasonal with historically weak winter and summer periods.

Raw Materials
- -------------

    The ingredients of bread and cake products, principally flour, sugar and edible oils, are readily available from numerous sources. The Company attempts to lock in prices for raw materials through advance purchase contracts of up to six months in duration when prices are expected to increase. Through its program of central purchasing of baking ingredients and packaging materials, the Company is able to utilize its national presence to obtain competitive prices. The Company historically has been able to recover commodity cost increases through price increases and additional operating efficiencies.

Management and Employees
- ------------------------

    The Company, with the acquisition of CBC, employs over 35,000 people. Approximately 80% of the Company's employees are covered by approximately 600 union contracts. Unionized workers are generally members of either the International Brotherhood of Teamsters or the Bakery, Confectionery and Tobacco Workers International Union. The Company believes it has good relations with all of its union and nonunion employees.


Governmental Regulation; Environmental Matters
- ----------------------------------------------

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

    The Company has underground fuel storage tanks at various locations throughout the United States which are subject to federal and state regulations establishing minimum standards for such tanks and where necessary, remediation of associated contamination. The Company is presently in the process of testing and evaluating, and, if necessary, removing, replacing or upgrading such tanks in order to comply with such laws. In addition, the Company has received notices from the United States Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP), under the "Comprehensive Environmental Response, Compensation and Liability Act", as amended. Because of these activities, the Company may be required to share in the cost of cleanup with respect to approximately three "Superfund" sites.
The Company's ultimate liability in connection with these sites may depend on many factors including the volume of material contributed to the site, the number of other PRP's and their financial viability and the remediation methods and technology to be used. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of the Company's management, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not be material to the overall financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period.

Item 2.  Properties
- -------  ----------

    The Company's principal properties are its bakeries, distribution depots and thrift stores. Shown below are the locations of the Company's bakeries, all of which are owned with the exception of the Charlotte, North Carolina, Phoenix, Arizona and Montebello, California bakeries which are leased. The Company owns the building in Kansas City, Missouri in which its principal executive offices are located. The Company's distribution depots and thrift stores are located throughout the Company's distribution area and the majority of these facilities are leased.

Bread Bakeries
- --------------

         Alexandria, Louisiana         Milwaukee, Wisconsin
         Akron, Ohio                   Minonk, Illinois
         Anchorage, Alaska             Minot, North Dakota
         Birmingham, Alabama           Monroe, Louisiana
         Boise, Idaho                  Peoria, Illinois
         Boonville, Missouri           Phoenix, Arizona
         Buffalo, New York             Pomona, California
         Chicago, Illinois             Portland, Oregon
         Cincinnati, Ohio              Richmond, Virginia
         Columbus, Ohio                Rocky Mount, North Carolina
         Decatur, Illinois             Sacramento, California
         Florence, South Carolina      Salt Lake City, Utah
         Glendale, California          San Diego, California
         Grand Junction, Colorado      San Pedro, California
         Grand Rapids, Michigan        Seattle, Washington
         Hodgkins, Illinois            Spokane, Washington
         Jacksonville, Florida         Springfield, Missouri
         Jamaica, New York             Tampa, Florida
         Knoxville, Tennessee          Tulsa, Oklahoma
         Los Angeles, California       Utica, New York
         Miami, Florida                Waterloo, Iowa

Cake Bakeries
- -------------

         Columbus, Georgia             Glendale, California
         Columbus, Indiana             Los Angeles, California
         Detroit, Michigan             Schiller Park, Illinois
         Emporia, Kansas               Seattle, Washington

Bread and Cake Bakeries
- -----------------------

         Billings, Montana             Memphis, Tennessee
         Charlotte, North Carolina     Natick, Massachusetts
         Dallas, Texas                 Philadelphia, Pennsylvania
         Davenport, Iowa               Ogden, Utah
         Denver, Colorado              Orlando, Florida
         East Brunswick, New Jersey    San Francisco, California
         Indianapolis, Indiana         St. Louis, Missouri
         Kansas City, Missouri

Dry Products Bakery
- ---------------------

         Montebello, California

    The Company believes that its facilities are well maintained and does not foresee the need to make significant capital improvements to existing facilities in the near future.

    The Company operates approximately 1,400 retail stores which sell its bakery products not otherwise sold through its primary distribution system. Generally, each thrift store is between 500 and 1,200 square feet in size. Approximately 70% of the stores are located at the Company's distribution depots, while all of the remaining thrift stores are freestanding units located along the Company's distribution routes.

Item 3.  Legal Proceedings
- -------  -----------------

    On July 20, 1995, the Company, CBC and the Antitrust Division of the
U.S. Department of Justice signed, and filed with the United States District Court for the Northern District of Illinois, stipulations for Final Judgment and for holding separate certain assets following the closing of the acquisition of CBC. The Final Judgment contemplates the divestiture of one white pan bread label of the combined Brands/CBC entity in certain counties in southern California, eastern Wisconsin, central Illinois and the Chicago area. The hold separate stipulation contemplates that the combined Brands/CBC entity, after closing, will operate separately certain parts of the combined businesses in these areas. The hold separate stipulation was signed and ordered by the court. The Final Judgment will be published in the Federal Register and is not expected to be considered by the Court until after expiration of a sixty-day public comment period.

    On September 27, 1994, CBC was served with a subpoena by the Dallas, Texas office of the Antitrust Division of the U.S. Department of Justice requiring it to produce records to a Federal Grand Jury. The subpoena sought information regarding the sale of bread and bread products (including snack cakes), principally in the State of Texas, during the period from January 1, 1986 to the present. On April 3, 1995, CBC was advised that it was one of the "targets" of the Grand Jury's investigation. CBC has furnished the information called for by subpoena, and does not believe that it (or its employees) has engaged in any unlawful activity relating to this investigation. The Company is currently reviewing this situation.

    The Company has been named as a defendant in various other claims arising out of its normal business operations. Based upon the facts available to date, management believes that the Company has meritorious defenses to these actions and that their ultimate resolution will not have a material adverse effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

      Not applicable.

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
- -------  ---------------------------------------------------------------------

    The section entitled "Common Stock Information" appearing on the inside front cover of the Annual Report is incorporated herein by this reference.
Note 1, entitled "Subsequent Events", to the consolidated financial statements appearing on page 20 of the Annual Report is also incorporated herein by this reference with regard to limitations on cash dividends and common stock repurchases. The section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations", specifically the subsection entitled "Capital Resources and Liquidity" appearing on page 15 of the Annual Report is also incorporated herein by this reference with regard to planned common stock dividend payments.

Item 6.  Selected Financial Data
- -------  -----------------------

    The section entitled "Five-Year Summary of Financial Data", appearing on page 13 of the Annual Report, is incorporated herein by this reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
- -------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

    The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 14 and 15 of the Annual Report is incorporated herein by this reference.


Item 8.  Financial Statements and Supplementary Data
- -------  -------------------------------------------

    The consolidated financial statements and accompanying notes and report of Independent Public Accountants appearing on pages 16 through 25 of the Annual Report are incorporated herein by this reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- -------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

    Not applicable.

                                 PART III

    The information required by Part III (Item 10, 11, 12 and 13) is incorporated herein by reference to the Company's definitive proxy statement, involving the election of directors and ratification of independent auditors filed on August 21, 1995.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
- --------  --------------------------------------------------------------

    (a)  Documents Filed as Part of this Report:

         1.   Financial Statements

              The following financial statements and report included in
               the Company's Annual Report are incorporated herein by
                  reference:

                Consolidated Balance Sheet at June 3, 1995
                 and May 28, 1994

                For the 53 weeks ended June 3, 1995 and the 52
                 weeks ended May 28, 1994 and May 29, 1993:

                  Consolidated Statement of Income
                  Consolidated Statement of Cash Flows
                  Consolidated Statement of Stockholders' Equity

                Notes to Consolidated Financial Statements

                Report of Independent Public Accountants dated
                 July 14, 1995 (except as to Note 1 for which the date is July 24, 1995)

         2.   Financial Statement Schedule

              The following report and schedule are filed herewith as a
               part hereof:

                Report of Independent Public Accountants dated
                 July 14, 1995

                Schedule for the 53 weeks ended June 3,
                 1995 and the 52 weeks ended May 28, 1994 and May 29, 1993:

                II  Valuation and Qualifying Accounts

                  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

         3.   Exhibits

               The exhibits are listed in the Exhibit Index. Copies of certain documents have not been filed as exhibits, in reliance upon paragraph (b)(4)(iii) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

    (b)  Reports on Form 8-K:
         -------------------

         Form 8-K, dated April 12, 1995 relating to the execution of a definitive agreement with Ralston Purina Company ("RPC") for Interstate Bakeries Corporation to acquire RPC's wholly-owned subsidiary, Continental Baking Company.

                                SIGNATURES
                                ----------
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        INTERSTATE BAKERIES CORPORATION

Dated: August 29, 1995                 By: /s/ Charles A. Sullivan
                                           -----------------------
                                           Charles A. Sullivan
                                           Chairman of the Board and
                                           Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                               Capacities
Name of Signatory            In Which Signing              Date
- -----------------            ----------------              ----

/s/ Charles A. Sullivan      Chairman of the Board,         August 29, 1995
- --------------------------   Chief Executive Officer
Charles A. Sullivan           and Director (Principal
                              Executive Officer)

/s/ G. Kenneth Baum          Director                       August 29, 1995
- --------------------------
G. Kenneth Baum

/s/ Leo Benatar              Director                       August 29, 1995
- --------------------------
Leo Benatar

/s/ E. Garrett Bewkes, Jr.   Director                       August 29, 1995
- --------------------------
E. Garrett Bewkes, Jr.

/s/ Philip Briggs            Director                       August 29, 1995
- --------------------------
Philip Briggs

/s/ Robert B. Calhoun, Jr.   Director                       August 29, 1995
- --------------------------
Robert B. Calhoun, Jr.

/s/ Frank E. Horton          Director                       August 29, 1995
- --------------------------
Frank E. Horton

/s/ William P. Stiritz       Director                       August 29, 1995
- --------------------------
William P. Stiritz

/s/ James R. Elsesser        Director                       August 29, 1995
- --------------------------
James R. Elsesser

/s/ Paul E. Yarick           Vice President                 August 29, 1995
- --------------------------    and Treasurer
Paul E. Yarick               (Principal
                              Financial Officer)

/s/ John F. McKenny          Vice President and             August 29, 1995
- --------------------------    Corporate Controller
John F. McKenny              (Principal Accounting
                              Officer)

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Interstate Bakeries Corporation

    We have audited the consolidated financial statements of Interstate Bakeries Corporation and its subsidiaries as of June 3, 1995 and May 28, 1994, and for each of the three fiscal years in the period ended June 3, 1995, and have issued our report thereon dated July 14, 1995 (except as to Note 1 for which the date is July 24, 1995); such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Interstate Bakeries Corporation and its subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Kansas City, Missouri
July 14, 1995

                      INTERSTATE BAKERIES CORPORATION
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                 FIFTY-THREE WEEKS ENDED JUNE 3, 1995 AND
                    FIFTY-TWO WEEKS ENDED MAY 28, 1994
                             AND MAY 29, 1993
                              (In Thousands)


                 Balance at  Additions    Accounts     Balance
                  beginning   charged      charged      at end
Description       of period  to income       off      of period
- -----------       ---------  ---------    --------    ---------
1995:
Reserve for
  discounts
  and allow-
  ances on
  accounts
  receivable    $ 4,278       $    143     $      -    $ 4,421
Allowance for
  doubtful
  accounts        1,645            652          505      1,792
                ---------     ---------    --------   ---------
                $ 5,923       $    795     $    505    $ 6,213
                =========     =========    ========   =========

1994:
Reserve for
  discounts
  and allow-
  ances on
  accounts
  receivable    $ 4,328       $    (50)    $      -    $ 4,278
Allowance for
  doubtful
  accounts        1,511            510          376      1,645
                ---------     ---------    --------   ---------

                $ 5,839       $    460     $    376    $ 5,923
                =========     =========    ========   =========

1993:
Reserve for
  discounts
  and allow-
  ances
  receivable    $ 4,297       $     31     $      -    $ 4,328
Allowance for
  doubtful
  accounts        2,143          1,142        1,774      1,511
                ---------     ---------    --------   ---------

                $ 6,440       $  1,173     $  1,774    $ 5,839
                =========     =========    ========   =========

                               EXHIBIT INDEX
                               -------------
Exhibit
  No.                             Exhibit
- -------                           -------

    3.1 Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended.*

    3.2 Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 30, 1991 (the "1991 10-K")).

    4.1 Article FOURTH of Restated Certificate of Incorporation of Interstate Bakeries Corporation (contained in Exhibit 3.1 hereto).*

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

    10.6 Credit Agreement, dated May 31, 1995, signed by Interstate Brands Corporation, Chemical Bank, the Lenders and Issuing Bank (as defined therein) (incorporated by reference to Exhibit 1 to the Form 8-K filed on June 9, 1995).

    11.1 Statement regarding computation of per share earnings.*

    13.1 The inside front cover and pages 13 through 25 of the Interstate Bakeries Corporation annual report to security holders for the year ended June 3, 1995. (Those portions of the annual report to security holders not listed here shall not be deemed to be filed as a part of this Report.)*

    21.1 Subsidiaries of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 22.1 to the 1991 10-K).

- --------------------
  *  Filed herewith.