Form 10-Q
period 1995-08-26
INTERSTATE BAKERIES CORP/DE/
filed 1995-10-10
CIK 829499

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                 of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 26, 1995

                                   OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                             _______________

For the Quarter Ended August 26, 1995           Commission File Number 1-11165


                     INTERSTATE BAKERIES CORPORATION
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)


            Delaware                                    43-1470322
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


12 East Armour Boulevard, Kansas City, Missouri                  64111
-----------------------------------------------                ----------
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

               Yes / X /                       No /   /

     There were 36,799,164 shares of common stock, $.01 par value per share, outstanding on September 29, 1995.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED AUGUST 26, 1995

CONTENTS
--------

                   Description                                      Page
                   -----------                                      ----

PART I - FINANCIAL INFORMATION (UNAUDITED)
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



PART II - OTHER INFORMATION
---------------------------

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

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net sales for the first quarter of fiscal 1996, the twelve weeks ended August 26, 1995, were $471,441,000, up $197,342,000 and 72.0% from prior year net sales of $274,099,000. First quarter of fiscal 1996 includes five weeks of net sales generated by the Company's newly acquired Continental Baking Company operations. Excluding the impact of the 36 new bakeries, net sales increased approximately 5.0% reflecting higher selling prices, steady unit volume for bread and continued softness in cake volume.

Cost of products sold was 51.2% of net sales for the first quarter of fiscal 1996, down slightly from 51.4% of net sales in the prior year. This margin improvement reflects the efficiencies of the acquired operations. Excluding these operations, cost of products sold was 51.9% of net sales, with the margin decline attributable to ingredient and packaging cost increases, partially offset by higher selling prices.

Selling, delivery and administrative expenses represented 41.9% of net sales for the first quarter of fiscal 1996 compared to 40.2% of net sales in the prior year. This unfavorable variance was attributable to the acquisition, with the new operations having higher selling and delivery labor and labor related costs as a percentage of net sales.

Depreciation and amortization was up $8,279,000 to $16,073,000 from $7,794,000 in fiscal 1995, with this increase attributable to the acquisition.

As a result of these factors, operating income for the first quarter of fiscal 1996 was $16,523,000, an increase of $1,352,000 and 8.9% over the prior year's $15,171,000.

Interest expense for the first quarter increased $1,837,000, to $5,783,000. Higher borrowings to finance the acquisition were the primary reason for this increase, along with slightly higher market interest rates. The new credit agreement signed in conjunction with the acquisition provides for interest rates similar to the previous credit agreement.

Non-deductible intangibles asset amortization was responsible for the effective tax rates of 47.4% and 47.8% in fiscal 1996 and 1995, respectively.

Net income for the first quarter of fiscal 1996 was $5,726,000, or $.21 per share, compared to $5,886,000, or $.30 per share, for the same period a year ago. The per share earnings decline reflects the additional shares issued in conjunction with the acquisition coupled with slightly lower overall earnings.

Changes in Financial Ccondition
-------------------------------

Cash generated by operating activities for the twelve weeks ended August 26, 1995 was $27,573,000 compared to $21,761,000 a year ago, with this increase reflecting improved operations, as well as operations of the acquired business. Cash generated by operations during fiscal 1996, along with net additional borrowings of $221,938,000, were used to fund capital expenditures of $5,118,000, pay stock dividends of $2,454,000, pay $226,052,000 for the acquisition of Continental Baking Company and increase cash on hand by $15,843,000.

As noted in the Company's Annual Report on Form 10-K for the year ended June 3, 1995, cash flows from operations and borrowing capacity under the new credit facility should be sufficient to meet the ongoing cash requirements in the current year.

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                  August 26,        June 3,
                                                     1995            1995
                                                 ------------     -----------
Assets
  Current assets:
    Cash and cash equivalents                     $   19,569        $  3,726
    Accounts receivable, less allowance
     for doubtful accounts of $5,825,000
     ($1,792,000 at June 3)                          179,296          75,184
    Inventories                                       73,934          24,207
    Other current assets                              48,849          17,232
                                                  ----------        --------
        Total current assets                         321,648         120,349
                                                  ----------        --------
  Property and equipment:
    Land and buildings                               275,712          99,609
    Machinery and equipment                          684,920         246,800
                                                  ----------        --------
                                                     960,632         346,409
    Less accumulated depreciation                   (133,847)       (123,440)
                                                  ----------        --------
        Net property and equipment                   826,785         222,969
                                                  ----------        --------
  Other assets                                       341,043         255,123
                                                  ----------        --------
                                                  $1,489,476        $598,441
                                                  ==========        ========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   11,273        $  1,030
    Accounts payable                                 101,035          48,979
    Accrued expenses                                 187,965          59,145
                                                  ----------        --------
        Total current liabilities                    300,273         109,154
                                                  ----------        --------
  Long-term debt                                     425,213         212,205
  Other liabilities                                  259,478          45,461
  Deferred income taxes                               60,024          33,584
                                                  ----------        --------
        Total long-term liabilities                  744,715         291,250
                                                  ----------        --------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 60,000,000 shares; issued -
     36,576,000 shares (21,056,000 at June 3)            380             211
    Additional paid-in capital                       504,594         261,065
    Accumulated deficit                              (38,941)        (42,213)
    Treasury stock at cost - 1,449,000 shares
     (1,421,000 at June 3)                           (21,545)        (21,026)
                                                  ----------        --------
        Total stockholders' equity                   444,488         198,037
                                                  ----------        --------
                                                  $1,489,476        $598,441
                                                  ==========        ========
                         See accompanying notes.

                         INTERSTATE BAKERIES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                         (000'S EXCEPT PER SHARE DATA)


                                                   Twelve Weeks Ended
                                                ------------------------
                                                 August 26,   August 20,
                                                    1995         1994
                                                 ----------   ----------

Net sales                                         $471,441     $274,099
                                                  --------     --------
Cost of products sold                              241,302      140,849
Selling, delivery and administrative
 expenses                                          197,543      110,285
Depreciation and amortization                       16,073        7,794
                                                  --------     --------
                                                   454,918      258,928
                                                  --------     --------
Operating income                                    16,523       15,171
                                                  --------     --------
Other income                                          (146)         (51)
Interest expense                                     5,783        3,946
                                                  --------     --------
                                                     5,637        3,895
                                                  --------     --------
Income before income taxes                          10,886       11,276
Provision for income taxes                           5,160        5,390
                                                  --------     --------
Net income                                        $  5,726     $  5,886
                                                  ========     ========

Earnings per share                                $    .21     $    .30
                                                  ========     ========
Weighted average common and common
 equivalent shares outstanding                      26,742       19,687
                                                  ========     ========
                         See accompanying notes.
                                    4

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                            (000's)
                                                       Twelve Weeks Ended
                                                   --------------------------
                                                    August 26,    August 20,
                                                       1995          1994
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                        $  5,726      $  5,886
  Depreciation and amortization                       16,073         7,794
  Other                                                1,922         1,080
  Change in operating assets and liabilities:
    Accounts receivable                               (7,380)       (2,279)
    Inventories                                       (3,326)       (1,767)
    Other current assets                                (902)        1,072
    Accounts payable and accrued expenses             15,460         9,975
                                                     -------       -------
        Cash from operating activities                27,573        21,761
                                                     -------       -------

Cash flows from investing activities:
  Acquisition of a business                         (226,052)            -
  Additions to property and equipment                 (5,118)      (18,919)
  Sale of assets                                          72            51
  Other                                                  (26)      (13,905)
                                                     -------       -------
        Cash from investing activities              (231,124)      (32,773)
                                                     -------       -------

Cash flows from financing activities:
  Reduction of long-term debt                       (133,055)         (302)
  Addition to long-term debt                         354,993        12,000
  Common stock dividends paid                         (2,454)       (2,455)
  Acquisition of treasury stock                         (519)         (155)
  Issuance of common stock                               429             -
                                                     -------       -------
        Cash from financing activities               219,394         9,088
                                                     -------       -------
Change in cash and cash equivalents                   15,843        (1,924)

Cash and cash equivalents:
  Beginning of period                                  3,726         5,046
                                                     -------       -------
  End of period                                     $ 19,569      $  3,122
                                                     =======       =======
Supplemental disclosures:
  Interest paid                                     $  5,791      $  6,116
  Income taxes paid                                      901           745

                         See accompanying notes.

                       INTERSTATE BAKERIES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Acquisition
    -----------

During the first quarter, effective July 22, 1995, Interstate Bakeries Corporation (the "Company") acquired Continental Baking Company ("CBC") from Ralston Purina Company ("RPC") for a total purchase price of $220,000,000 in cash and 16,923,077 shares of the Company's common stock. Prior to the acquisition, CBC was the nation's largest wholesale baking company with annual sales of approximately $2 billion and 21,000 employees at 36 bakery locations. As a result of the acquisition, RPC owns approximately 46% of the Company's common stock. Under terms of a shareholder agreement, RPC's holdings of the Company's common stock must be less than 15% of the outstanding shares within five years of the acquisition.

First quarter operating results include CBC's operating results for five weeks, effective with the date of the acquisition.

In conjunction with the acquisition, the estimated cash and stock portions of the purchase price, including fees and expenses, for fiscal 1996 were as follows:

     Estimated fair value of net assets acquired           $469,321
     Common stock issued                                   (243,269)
                                                           --------
     Cash paid for acquisition of CBC                      $226,052
                                                           ========


2.  Accounting Policies and Basis of Presentation
    ---------------------------------------------

The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

3.  Inventories
    -----------

The components of inventories are as follows:

                                                          (000's)
                                                --------------------------
                                                August 26,       June 3,
                                                   1995           1995
                                                ----------     -----------

           Ingredients and packaging              $48,380        $15,274
           Finished goods                          16,759          7,122
           Other                                    8,795          1,811
                                                  -------        -------
                                                  $73,934        $24,207
                                                  =======        =======

4.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                     Twelve Weeks Ended
                                                ----------------------------
                                                 August 26,      August 20,
                                                    1995            1994
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          4.5             5.4
           Amortization of intangibles               7.9             6.5
           Other                                       -              .9
                                                --------         -------
                                                    47.4%           47.8%
                                                ========         =======

                                    PART II


ITEM 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits filed with this report:

         1)  11 - Schedule regarding computation of per share earnings

         2)  27 - Financial data schedule

     b)  Reports on Form 8-K

         1) On June 9, 1995, the registrant filed a Report on Form 8-K with respect to a definitive credit agreement dated May 31, 1995 entered into by Interstate Brands Corporation ("Brands") a wholly-owned subsidiary of the registrant. A group of banks, with Chemical Bank as agent and Issuing Bank, is providing a credit facility for Brands under the agreement.

         2) On July 26, 1995, the registrant filed a Report on Form 8-K with respect to the completion of the acquisition by the registrant of Ralston Purina Company's wholly-owned subsidiary, Continental Baking Company ("CBC") for a purchase price of $220,000,000 in cash and 16,923,077 shares of common stock of the registrant, effective July 22, 1995. On July 24, 1995, CBC was merged with and into Brands. In a related matter, the Report on Form 8-K also indicated on July 20, 1995, the Company, CBC and the Antitrust Division of the Department of Justice signed, and filed with the United States District Court for the Northern District of Illinois, stipulations for Final Judgement and for holding separate certain assets following the closing of the acquisition of CBC. The Final Judgement contemplates the divestiture of one white pan bread label of the combined Brands/CBC entity in certain counties in southern California, eastern Wisconsin, central Illinois and the Chicago area. The hold separate stipulation contemplates that the combined Brands/CBC entity, after closing, will operate separately certain parts of the combined businesses in these areas.

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



                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)


DATE  September 29, 1995                      /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, Chairman
                                               and Chief Executive Officer




DATE  September 29, 1995                      /s/ John F. McKenny
                                              -------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer