Form 10-Q
period 1995-11-18
INTERSTATE BAKERIES CORP/DE/
filed 1995-12-22
CIK 829499

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                 of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 18, 1995

                                   OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________
                             _______________

For the Quarter Ended November 18, 1995         Commission File Number 1-11165


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

               Yes / X /                       No /   /

     There were 37,030,854 shares of common stock, $.01 par value per share, outstanding on December 15, 1995.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED NOVEMBER 18, 1995


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

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net sales for the second quarter of fiscal 1996, the twelve weeks ended November 18, 1995, were $734,537,000, a $453,811,000 increase over prior year net sales of $280,726,000. Year-to-date net sales for fiscal 1996 were $1,205,978,000, an increase of $651,153,000 over net sales of $554,825,000 in fiscal 1995. These substantial increases were attributable to the acquisition of the Continental Baking Company on July 22, 1995, with year-to-date net sales reflecting seventeen weeks of Continental's operations. Excluding the impact of this acquisition, second quarter net sales increased approximately 4.0% while year-to-date net sales increased approximately 4.5%. These increases reflect higher selling prices and steady unit volume for bread, offset somewhat by continued softness in cake volume.

Cost of products sold was 51.2% of net sales for the second quarter of fiscal 1996, the same percentage as in the prior year. Year-to-date cost of products sold was 51.2%, down slightly from fiscal 1995's 51.3%. Excluding the acquired operations, cost of products sold was 52.1% of net sales for the quarter and 52.0% year-to-date, reflecting higher ingredient and packaging costs, only partially offset by higher selling prices. The unfavorable margin decline on existing operations was offset by the efficiencies of the acquired operations.

Selling, delivery and administrative expenses represented 42.3% of net sales for the quarter compared to 40.5% the prior year, while year-to-date selling, delivery and administrative expenses increased to 42.1% of net sales from 40.4% in fiscal 1995. These unfavorable variances were attributable to the acquisition, with the new operations having higher selling and delivery labor and labor related costs as a percentage of net sales.

Depreciation and amortization was up $19,788,000 to $27,633,000 for the quarter and increased $28,067,000 to $43,706,000 year-to-date, with these increases attributable to the acquisition.

As a result of these factors, operating income for the second quarter of fiscal 1996 was up $5,150,000, or 33.1%, to $20,694,000. Year-to-date operating income was $37,217,000, a $6,502,000 and 21.2% increase from fiscal 1995.

Interest expense for the second quarter was up $3,485,000 to $7,449,000, while year-to-date interest expense increased $5,322,000 to $13,232,000. Higher borrowings to finance the acquisition were the primary reason for these increases, along with slightly higher market interest rates. The new credit agreement signed in conjunction with the acquisition provides for interest rates similar to the previous credit agreement.

Non-deductible intangibles asset amortization was responsible for the effective tax rates of 51.4% and 47.8% in fiscal 1996 and 1995, respectively.

Net income for the second quarter was $6,095,000, or $.16 per share, compared to $6,063,000, or $.31 per share, for the same period a year ago. Year-to-date net income in fiscal 1996 was $11,821,000, or $.37 per share, versus $11,949,000, or $.61 per share, in fiscal 1995. The per share earnings decline reflects the additional shares issued in conjunction with the acquisition.

Changes in Financial Condition
------------------------------

Cash generated by operating activities for the twenty-four weeks ended November 18, 1995 was $74,422,000 compared to $30,047,000 a year ago, with this increase reflecting the acquired operations and favorable changes in working capital components. Cash generated by operations during fiscal 1996, along with net additional borrowings of $166,888,000 and common stock sales of $6,083,000, were used to fund capital expenditures of $14,700,000, pay common stock dividends of $7,059,000 and pay $228,281,000 for the acquisition of Continental Baking Company.

As noted in the Company's Annual Report on Form 10-K for the year ended June 3, 1995, cash flows from operations and borrowing capacity under the new credit facility should be sufficient to meet the ongoing cash requirements in the current year.

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                 November 18,       June 3,
                                                     1995            1995
                                                 ------------     -----------
Assets
  Current assets:
    Cash and cash equivalents                     $        -        $  3,726
    Accounts receivable, less allowance
     for doubtful accounts of $5,673,000
     ($1,792,000 at June 3)                          177,111          75,184
    Inventories                                       75,433          24,207
    Other current assets                              50,118          17,232
                                                  ----------        --------
        Total current assets                         302,662         120,349
                                                  ----------        --------
  Property and equipment:
    Land and buildings                               276,001          99,609
    Machinery and equipment                          693,152         246,800
                                                  ----------        --------
                                                     969,153         346,409
    Less accumulated depreciation                   (157,476)       (123,440)
                                                  ----------        --------
        Net property and equipment                   811,677         222,969
                                                  ----------        --------
  Other assets                                       340,474         255,123
                                                  ----------        --------
                                                  $1,454,813        $598,441
                                                  ==========        ========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   11,123        $  1,030
    Accounts payable                                 104,901          48,979
    Accrued expenses                                 198,907          59,145
                                                  ----------        --------
        Total current liabilities                    314,931         109,154
                                                  ----------        --------
  Long-term debt                                     370,000         212,205
  Other liabilities                                  258,226          45,461
  Deferred income taxes                               60,024          33,584
                                                  ----------        --------
        Total long-term liabilities                  688,250         291,250
                                                  ----------        --------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 60,000,000 shares; issued -
     38,417,000 shares (21,056,000 at June 3)            384             211
    Additional paid-in capital                       510,244         261,065
    Accumulated deficit                              (37,451)        (42,213)
    Treasury stock at cost - 1,449,000 shares
     (1,421,000 at June 3)                           (21,545)        (21,026)
                                                  ----------        --------
        Total stockholders' equity                   451,632         198,037
                                                  ----------        --------
                                                  $1,454,813        $598,441
                                                  ==========        ========
                         See accompanying notes.
                                    3

                                      INTERSTATE BAKERIES CORPORATION
                                      CONSOLIDATED STATEMENT OF INCOME
                                                (UNAUDITED)
                                       (000'S EXCEPT PER SHARE DATA)

                                                   Twelve Weeks Ended            Twenty-Four Weeks Ended
                                                --------------------------     ---------------------------
                                                November 18,  November 12,     November 18,   November 12,
                                                   1995          1994             1995           1994
                                                ------------  ------------     ------------   ------------

Net sales                                         $734,537      $280,726       $1,205,978       $554,825
                                                  --------      --------       ----------       --------
Cost of products sold                              375,791       143,708          617,093        284,557
Selling, delivery and administrative
 expenses                                          310,419       113,629          507,962        223,914
Depreciation and amortization                       27,633         7,845           43,706         15,639
                                                  --------      --------       ----------       --------
                                                   713,843       265,182        1,168,761        524,110
                                                  --------      --------       ----------       --------
Operating income                                    20,694        15,544           37,217         30,715
                                                  --------      --------       ----------       --------
Other income                                          (193)          (34)            (339)           (85)
Interest expense                                     7,449         3,964           13,232          7,910
                                                  --------      --------       ----------       --------
                                                     7,256         3,930           12,893          7,825
                                                  --------      --------       ----------       --------
Income before income taxes                          13,438        11,614           24,324         22,890
Provision for income taxes                           7,343         5,551           12,503         10,941
                                                  --------      --------       ----------       --------
Net income                                        $  6,095      $  6,063       $   11,821       $ 11,949
                                                  ========      ========       ==========       ========

Earnings per share                                $    .16      $    .31       $      .37       $    .61
                                                  ========      ========       ==========       ========
Weighted average common and common
 equivalent shares outstanding                      37,227        19,686           31,985         19,687
                                                  ========      ========       ==========       ========

                                           See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                            (000's)
                                                    Twenty-Four Weeks Ended
                                                   --------------------------
                                                   November 18,  November 12,
                                                       1995          1994
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                        $ 11,821      $ 11,949
  Depreciation and amortization                       43,706        15,639
  Other                                                  818           749
  Change in operating assets and liabilities:
    Accounts receivable                               (5,195)       (8,621)
    Inventories                                       (4,825)       (2,243)
    Other current assets                              (2,171)          474
    Accounts payable and accrued expenses             30,268        12,100
                                                    --------      --------
        Cash from operating activities                74,422        30,047
                                                    --------      --------

Cash flows from investing activities:
  Acquisition of a business                         (228,281)            -
  Additions to property and equipment                (14,700)      (25,088)
  Sale of assets                                         626            99
  Other                                               (1,186)      (14,045)
                                                    --------      --------
        Cash from investing activities              (243,541)      (39,034)
                                                    --------      --------

Cash flows from financing activities:
  Reduction of long-term debt                       (133,112)         (354)
  Addition to long-term debt                         300,000        11,000
  Common stock dividends paid                         (7,059)       (4,910)
  Issuance of common stock                             6,083             1
  Acquisition of treasury stock                         (519)         (221)
                                                    --------      --------
        Cash from financing activities               165,393         5,516
                                                    --------      --------
Change in cash and cash equivalents                   (3,726)       (3,471)

Cash and cash equivalents:
  Beginning of period                                  3,726         5,046
                                                    --------      --------
  End of period                                     $      -      $  1,575
                                                    ========      ========
Supplemental disclosures:
  Interest paid                                     $ 12,010      $  8,679
  Income taxes paid                                   12,705        12,092

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

Year-to-date second quarter operating results include CBC's operating results for seventeen weeks, effective with the date of the acquisition.

In conjunction with the acquisition, the estimated cash and stock portions of the purchase price, including fees and expenses, for fiscal 1996 were as follows:

     Estimated fair value of net assets acquired           $471,550
     Common stock issued                                   (243,269)
                                                           --------
     Cash paid for acquisition of CBC                      $228,281
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

3.  Inventories
    -----------

The components of inventories are as follows:

                                                          (000's)
                                                --------------------------
                                                November 18,     June 3,
                                                   1995           1995
                                                ------------   -----------

           Ingredients and packaging              $51,630        $15,274
           Finished goods                          15,750          7,122
           Other                                    8,053          1,811
                                                  -------        -------
                                                  $75,433        $24,207
                                                  =======        =======

4.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                  Twenty-Four Weeks Ended
                                                ----------------------------
                                                November 18,    November 12,
                                                    1995            1994
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          4.5             5.4
           Amortization of intangibles              11.9             6.5
           Other                                       -              .9
                                                --------         -------
                                                    51.4%           47.8%
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




                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)



DATE  December 23, 1995                       /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, Chairman
                                               and Chief Executive Officer



DATE  December 23, 1995                       /s/ John F. McKenny
                                              -------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer