Form 10-Q
period 1996-03-09
INTERSTATE BAKERIES CORP/DE/
filed 1996-04-18
CIK 829499

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                 of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 9, 1996

                                   OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________
                             _______________

For the Quarter Ended March 9, 1996         Commission File Number 1-11165

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

   (Registrant's telephone number, including area code) (816) 502-4000
                                                        --------------

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

               Yes / X /                       No /   /

     There were 37,211,932 shares of common stock, $.01 par value per share, outstanding on April 1, 1996.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                        QUARTER ENDED MARCH 9, 1996


CONTENTS
- --------


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

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



Results of Operations
- ---------------------

Net sales for the third quarter, the sixteen weeks ended March 9, 1996, were $926,482,000, a $568,242,000 increase over prior year net sales of $358,240,000. Year-to-date net sales for fiscal 1996 were $2,132,460,000, an increase of $1,219,395,000 over net sales of $913,065,000 in fiscal 1995. These substantial increases were attributable to the acquisition of Continental Baking Company on July 22, 1995, with year-to-date net sales reflecting thirty-three weeks of Continental's operations. Excluding the impact of the acquisition, third quarter net sales increased approximately 5.7% while year-to-date net sales increased approximately 5.0%. These increases reflect higher selling prices and stable bread unit volume, offset somewhat by continued softness in cake unit volume.

Cost of products sold was 50.8% of net sales for the third quarter of 1996, an improvement over the prior year's 52.1% of net sales. Year-to-date cost of products sold was 51.0%, an improvement over fiscal 1995's 51.6%. These margin gains were primarily attributable to the efficiencies of the acquired operations, as well as efficiencies realized through integration of existing and acquired operations. Excluding the acquired operations, cost of products sold reflected significantly higher ingredient and packaging costs, offset to some degree by higher selling prices.

Selling, delivery and administrative expenses represented 43.8% of net sales for the quarter compared to 41.9% the prior year, while year-to-date selling, delivery and administrative expenses increased to 42.9% of net sales from 40.9% in fiscal 1995. These unfavorable variances were attributable to the acquisition, with the new operations having higher selling and delivery labor and labor related costs as a percentage of net sales. Excluding the acquired operations, selling, delivery and administrative expenses as a percentage of net sales were comparable to the prior year.

Depreciation and amortization was up $21,858,000 to $32,308,000 for the quarter and increased $49,925,000 to $76,014,000 year-to-date, with these increases attributable to the acquisition.

As a result of these factors, operating income for the third quarter of fiscal 1996 was up $6,519,000, or 58.2%, to $17,711,000. Year-to-date operating income was $54,928,000, a $13,021,000 and 31.1% increase from fiscal 1995.

Interest expense for the third quarter was up $4,170,000 to $9,424,000, while year-to-date interest expense increased $9,492,000 to $22,656,000. Higher borrowings to finance the acquisition were the primary reason for these increases, along with slightly higher market interest rates. The new credit agreement signed in conjunction with the acquisition provides for interest rates similar to the previous credit agreement.

Non-deductible intangibles asset amortization was responsible for the effective tax rates of 51.4% and 47.8% in fiscal 1996 and 1995, respectively.

Net income for the third quarter was $4,166,000, or $.11 per share, compared to $3,096,000, or $.16 per share, for the same period a year ago. Year-to-date net income in fiscal 1996 was $15,987,000, or $.47 per share, versus $15,045,000, or $.76 per share, in fiscal 1995. The per share earnings decline reflects the operating results discussed above, as well as the additional shares issued in conjunction with the acquisition.


Changes in Financial Condition
- ------------------------------

Cash generated by operating activities for the forty weeks ended March 9, 1996 was $113,639,000 compared to $39,359,000 a year ago, with this increase reflecting the acquired operations and favorable changes in working capital components. Cash generated by operations during fiscal 1996, along with net additional borrowings of $156,030,000, were used to fund capital expenditures of $27,281,000, pay common stock dividends of $11,690,000 and pay $230,753,000 for the acquisition of Continental Baking Company.

As noted in the Company's Annual Report on Form 10-K for the year ended June 3, 1995, cash flows from operations and borrowing capacity under the new credit facility should be sufficient to meet the ongoing cash requirements in the current year.

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                   March 9,         June 3,
                                                     1996            1995
                                                 ------------     -----------
Assets
  Current assets:
    Cash and cash equivalents                     $   12,720        $  3,726
    Accounts receivable, less allowance
     for doubtful accounts of $5,913,000
     ($1,792,000 at June 3)                          170,396          75,184
    Inventories                                       66,420          24,207
    Other current assets                              50,954          17,232
                                                  ----------        --------
        Total current assets                         300,490         120,349
                                                  ----------        --------
  Property and equipment:
    Land and buildings                               276,554          99,609
    Machinery and equipment                          704,293         246,800
                                                  ----------        --------
                                                     980,847         346,409
    Less accumulated depreciation                   (185,385)       (123,440)
                                                  ----------        --------
        Net property and equipment                   795,462         222,969
                                                  ----------        --------
  Other assets                                       337,804         255,123
                                                  ----------        --------
                                                  $1,433,756        $598,441
                                                  ==========        ========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   21,265        $  1,030
    Accounts payable                                 103,165          48,979
    Accrued expenses                                 185,191          59,145
                                                  ----------        --------
        Total current liabilities                    309,621         109,154
                                                  ----------        --------
  Long-term debt                                     349,000         212,205
  Other liabilities                                  260,251          45,461
  Deferred income taxes                               60,024          33,584
                                                  ----------        --------
        Total long-term liabilities                  669,275         291,250
                                                  ----------        --------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 60,000,000 shares; issued -
     38,641,000 shares (21,056,000 at June 3)            386             211
    Additional paid-in capital                       513,935         261,065
    Accumulated deficit                              (37,916)        (42,213)
    Treasury stock at cost - 1,449,000 shares
     (1,421,000 at June 3)                           (21,545)        (21,026)
                                                  ----------        --------
        Total stockholders' equity                   454,860         198,037
                                                  ----------        --------
                                                  $1,433,756        $598,441
                                                  ==========        ========
                         See accompanying notes.
                                    3

                                      INTERSTATE BAKERIES CORPORATION
                                      CONSOLIDATED STATEMENT OF INCOME
                                                (UNAUDITED)
                                       (000'S EXCEPT PER SHARE DATA)

                                                   Sixteen Weeks Ended             Forty Weeks Ended
                                                 ------------------------      -------------------------
                                                  March 9,       March 4,       March 9,        March 4,
                                                    1996           1995           1996            1995
                                                 ---------      ---------      ----------       --------

Net sales                                         $926,482      $358,240       $2,132,460       $913,065
                                                  --------      --------       ----------       --------
Cost of products sold                              470,459       186,651        1,087,552        471,208
Selling, delivery and administrative
 expenses                                          406,004       149,947          913,966        373,861
Depreciation and amortization                       32,308        10,450           76,014         26,089
                                                  --------      --------       ----------       --------
                                                   908,771       347,048        2,077,532        871,158
                                                  --------      --------       ----------       --------
Operating income                                    17,711        11,192           54,928         41,907
                                                  --------      --------       ----------       --------
Other expense (income)                                (285)            7             (624)           (78)
Interest expense                                     9,424         5,254           22,656         13,164
                                                  --------      --------       ----------       --------
                                                     9,139         5,261           22,032         13,086
                                                  --------      --------       ----------       --------
Income before income taxes                           8,572         5,931           32,896         28,821
Provision for income taxes                           4,406         2,835           16,909         13,776
                                                  --------      --------       ----------       --------
Net income                                        $  4,166      $  3,096       $   15,987       $ 15,045
                                                  ========      ========       ==========       ========

Earnings per share                                $    .11      $    .16       $      .47       $    .76
                                                  ========      ========       ==========       ========
Weighted average common and common
 equivalent shares outstanding                      37,489        19,724           34,182         19,699
                                                  ========      ========       ==========       ========

                                           See accompanying notes.
                                                     4

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                            (000's)
                                                       Forty Weeks Ended
                                                   --------------------------
                                                     March 9,      March 4,
                                                       1996          1995
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                        $ 15,987      $ 15,045
  Depreciation and amortization                       76,014        26,089
  Other                                                4,121         1,198
  Change in operating assets and liabilities:
    Accounts receivable                                1,520        (2,499)
    Inventories                                        4,188        (1,872)
    Other current assets                              (3,007)       (1,256)
    Accounts payable and accrued expenses             14,816         2,654
                                                    --------      --------
        Cash from operating activities               113,639        39,359
                                                    --------      --------

Cash flows from investing activities:
  Acquisition of a business                         (230,753)            -
  Additions to property and equipment                (27,281)      (29,886)
  Sale of assets                                         714           552
  Other                                                 (922)      (14,682)
                                                    --------      --------
        Cash from investing activities              (258,242)      (44,016)
                                                    --------      --------

Cash flows from financing activities:
  Reduction of long-term debt                       (133,970)       (1,208)
  Addition to long-term debt                         290,000        12,000
  Common stock dividends paid                        (11,690)       (7,365)
  Issuance of common stock                             9,776             1
  Acquisition of treasury stock                         (519)         (255)
                                                    --------      --------
        Cash from financing activities               153,597         3,173
                                                    --------      --------
Change in cash and cash equivalents                    8,994        (1,484)

Cash and cash equivalents:
  Beginning of period                                  3,726         5,046
                                                    --------      --------
  End of period                                     $ 12,720      $  3,562
                                                    ========      ========
Supplemental disclosures:
  Interest paid                                     $ 21,773      $ 16,213
  Income taxes paid                                   18,989        21,469

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

Year-to-date third quarter operating results include CBC's operating results for 33 weeks, effective with the date of the acquisition.

In conjunction with the acquisition, the estimated cash and stock portions of the purchase price, including fees and expenses, for fiscal 1996 were as follows:

     Estimated fair value of net assets acquired           $474,022
     Common stock issued                                   (243,269)
                                                           --------
     Cash paid for acquisition of CBC                      $230,753
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

3.  Inventories
    -----------

The components of inventories are as follows:

                                                          (000's)
                                                -------------------------
                                                  March 9,       June 3,
                                                   1996           1995
                                                 ---------      ---------

           Ingredients and packaging              $46,863        $15,274
           Finished goods                          13,379          7,122
           Other                                    6,178          1,811
                                                  -------        -------
                                                  $66,420        $24,207
                                                  =======        =======

4.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                     Forty Weeks Ended
                                                ----------------------------
                                                  March 9,        March 4,
                                                    1996            1995
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          4.5             5.4
           Amortization of intangibles              11.9             6.5
           Other                                       -              .9
                                                --------         -------
                                                    51.4%           47.8%
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







                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)




DATE  April 8, 1996                           /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, Chairman
                                               and Chief Executive Officer




DATE  April 8, 1996                           /s/ John F. McKenny
                                              -------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer