Form 10-K
period 1996-06-01
INTERSTATE BAKERIES CORP/DE/
filed 1996-08-23
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
(Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                 June 1, 1996
                          ----------------------------------------------------
                                    OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                    to
                                ------------------   ------------------
Commission File Number 1-11165
                       -------

                         INTERSTATE BAKERIES CORPORATION
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                            43-1470322
- ----------------------------                         -------------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

12 East Armour Boulevard, Kansas City, Missouri                  64111
- -----------------------------------------------               -----------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (816) 502-4000
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered

Common Stock,
$.01 par value per share                      New York Stock Exchange
- ------------------------            ------------------------------------------

        Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 par value per share
            ----------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes       X                      No
              ---------                       ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                   [      ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $525,390,722 as of August 9, 1996. For these purposes only, the registrant has assumed that shares of Common Stock, $.01 par value per share, that may be deemed to be beneficially owned by certain members of the Board of Directors constitute shares held by affiliates of the registrant.

There were 37,393,532 shares of Common Stock, $.01 par value per share, outstanding as of August 9, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
          Part and Item                     Document Incorporated
          of Form 10-K:                         By Reference
          -------------                     ---------------------

          Part II, Item 5                   Annual Report*

          Part II, Item 6                   Annual Report*

          Part II, Item 7                   Annual Report*

          Part II, Item 8                   Annual Report*

          Part III, Item 10                 Proxy Statement**

          Part III, Item 11                 Proxy Statement**

          Part III, Item 12                 Proxy Statement**

          Part III, Item 13                 Proxy Statement**
- -----------------------------------------------------------------
  * Refers to portions of Registrant's annual report to security holders with respect to the fiscal year ended June 1, 1996.
 ** Refers to portions of Registrant's definitive proxy statement filed on August 23, 1996.

                                   PART  I

Item 1.  Business
- -------  --------
General
- -------
     Interstate Bakeries Corporation (the "Company"), through its wholly-owned operating subsidiary, Interstate Brands Corporation ("Brands"), is the largest baker and distributor of fresh bakery products in the United States. The Company is a decentralized bakery business with a primary focus on branded products and was organized in 1987 as a Delaware corporation under the name IBC Holdings Corp. The Company or its predecessors have baked and distributed fresh bread and cake products since 1927. The Company has grown to its present size primarily through acquisitions of other bakery businesses. In its 1988 fiscal year, the Company underwent a change in control through a leveraged buyout transaction and acquired 10 bakeries in the Southeastern United States. In July 1991, the Company returned to the public market, issuing 15,625,000 shares of Common Stock. In July 1995, the Company acquired Continental Baking Company ("CBC") from Ralston Purina Company for $220,000,000 in cash and 16,923,077 shares of the Company's Common Stock. CBC was merged with and into Brands and since the merger the Company has taken significant steps in stabilizing and realizing cost savings from CBC's operations, rebuilding the brand equity in the brands "Hostess" and "Wonder" and achieving economies of scale in the operations of Brands and CBC. As part of these efforts, in 1996 the Company closed its East Brunswick, New Jersey bakery, sold its Tempe, Arizona bakery and closed and exchanged certain assets from its Dallas bakery for the Roanoke, Virginia bakery of The Earthgrains Company ("EGR").

     The Company is organized into three geographic divisions each under the responsibility of an Executive Vice President. In these three regions of the United States, the Company operates a total of 63 bakeries and employs over 30,000 people. Generally, each bakery operates as a stand-alone business responsible for sales, pricing, manufacturing, distribution, accounting and data processing. The Corporate staff provides direction and focus to the plants in areas such as quality and brand-building, while also providing centralized support in national advertising and promotion, purchasing, legal and human resources.

     The principal executive offices of the Company are located at 12 East Armour Boulevard, Kansas City, Missouri 64111, and the telephone number is
(816) 502-4000.

Operations
- ----------
     The Company distributes its products in markets representing approximately 90% of the United States population, with its strongest presence in Southern California, the Pacific Northwest, the Upper Midwest, the Northeast, the Mountain States and the Middle Atlantic States and Florida. The Company's fresh baked goods are transported from the Company's geographically dispersed bakeries to approximately 1,200 distribution centers. The Company's driver-salesmen then deliver the product directly from these distribution centers to more than 200,000 food outlets and stores on more than 10,000 delivery routes. Unsold product is picked up from the Company's wholesale customers and delivered to the Company's approximately 1,400 Company-operated retail thrift stores. Thrift store sales, which are all cash, represent approximately 11% of the Company's total sales. A small amount of the Company's products are also sold through independent distributors.

     The principal products produced and sold by the Company are white breads, variety breads, reduced calorie breads, rolls, buns, English muffins, snack cakes, donuts, sweet rolls, snack pies, breakfast pastries, variety cakes, large cakes, shortcakes, croutons and stuffing marketed under well-known national and regional brand names, including "Beefsteak", "Bread du Jour", "Butternut", "Cotton's Holsum", "Dolly Madison", "Eddy's", "Holsum", "Home Pride", "Hostess", "Merita", "Millbrook", "Mrs. Cubbison's", "Mrs. Karl's", "Sweetheart", "Weber's" and "Wonder". The Company is also the largest licensed baker and distributor of "Roman Meal" and "Sun Maid" breads, including traditional Roman Meal bread, Roman Meal variety breads, Roman Meal light breads, Roman Meal buns, rolls and English muffins and Sun Maid's raisin bread and English muffins. The Company also produces bread for sale under private labels primarily to gain additional access to the bread aisle for its branded products.

     The majority of the Company's bread sales, which are to supermarkets, are generated by white breads and variety breads, the latter consisting of whole wheat, rye and other whole grain breads, while the Company's cake products are sold principally through supermarkets and convenience stores. Cake sales tend to be somewhat seasonal, with a historically weak winter period, which management believes is attributable to home baking and consumption patterns during the holiday season. Spring and early summer months are historically stronger due to the sale of shortcake products during the fresh strawberry season. No single customer accounts for more than 5% of the Company's net sales.

     The Company faces intense competition in all of its markets from large, national bakeries and smaller regional operators, as well as from supermarket chains with their own bakeries or private label products and grocery stores with their own in-store bakeries. EGR and Flowers Industries, Inc. are the Company's largest bread competitors, each marketing bread products under
various brand names.   McKee Baking, marketing cake products under the brand
name "Little Debbie", Tasty Kake, and Entenmann's are the largest competitors of the Company with respect to cake sales. The Company from time to time experiences price pressure in certain of its markets as a result of competitors promotional pricing practices. However, management believes that the Company's geographic diversity helps to limit the effect of regionally-based competition. Competition is based on product quality, price, brand loyalty, effective promotional activities and the ability to identify and satisfy emerging consumer preferences. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is also an important competitive factor and is central to the competition for retail shelf space among bread product distributors. Pursuant to the terms of a Final Judgment entered into by the Company, CBC and the Antitrust Division of the U.S. Department of Justice in connection with the acquisition of CBC, the Company has agreed to divest one white pan bread label in certain counties in southern California, eastern Wisconsin, central Illinois and the Chicago area. The Company is actively pursuing the required divestiture pursuant to the Final Judgment.


Raw Materials
- -------------
     The ingredients of bread and cake products, principally flour, sugar and edible oils, are readily available from numerous sources. The Company attempts to lock in prices for raw materials through advance purchase contracts of up to six months in duration when prices are expected to increase. Through its program of central purchasing of baking ingredients and packaging materials, the Company is able to utilize its national presence to obtain competitive prices. Despite the recent increase in flour prices (which accounts for approximately 20% of the Company's cost of products sold), the Company has been able to recover the majority of its commodity cost increases through price increases, switching to a higher-margin revenue mix and obtaining additional operating efficiencies.


Management and Employees
- ------------------------
     The Company employs over 30,000 people. Approximately 80% of the Company's employees are covered by over 600 union contracts. Unionized workers are generally members of either the International Brotherhood of Teamsters or the Bakery, Confectionery and Tobacco Workers International Union. The Company believes it has good relations with all of its union and nonunion employees.


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

     The Company has underground fuel storage tanks at various locations throughout the United States which are subject to federal and state regulations establishing minimum standards for such tanks and where necessary, remediation of associated contamination. The Company is presently in the process of testing and evaluating, and, if necessary, removing, replacing or upgrading such tanks in order to comply with such laws. In addition, the Company has received notices from the United States Environmental Protection Agency, state agencies, and/or private parties seeking retribution, that it has been identified as a "potentially responsible party" (PRP), under the "Comprehensive Environmental Response, Compensation and Liability Act", as amended. Because of these activities, the Company may be required to share in the cost of cleanup with respect to approximately three "Superfund" sites.
The Company's ultimate liability in connection with these sites may depend on many factors including the volume of material contributed to the site, the number of other PRP's and their financial viability and the remediation methods and technology to be used. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of the Company's management, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not be material to the overall financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period.

Item 2.  Properties
- -------  ----------
     The Company's principal properties are its bakeries, distribution depots and thrift stores. Shown below are the locations of the Company's bakeries, all of which are owned with the exception of the Montebello, California bakery which is leased. The Company owns the building in Kansas City, Missouri in which its principal executive offices are located. The Company's distribution depots and thrift stores are located throughout the Company's distribution area and the majority of these facilities are leased.

        Akron, Ohio                    Memphis, Tennessee
        Alexandria, Louisiana          Miami, Florida
        Anchorage, Alaska              Milwaukee, Wisconsin
        Billings, Montana              Minonk, Illinois
        Birmingham, Alabama            Minot, North Dakota
        Boise, Idaho                   Monroe, Louisiana
        Boonville, Missouri            Montebello, California
        Buffalo, New York              Natick, Massachusetts
        Charlotte, North Carolina      Ogden, Utah
        Chicago, Illinois              Orlando, Florida
        Cincinnati, Ohio               Peoria, Illinois
        Columbus, Georgia              Philadelphia, Pennsylvania
        Columbus, Indiana              Pomona, California
        Columbus, Ohio                 Portland, Oregon
        Davenport, Iowa                Richmond, Virginia
        Decatur, Illinois              Roanoke, Virginia
        Denver, Colorado               Rocky Mount, North Carolina
        Detroit, Michigan              Sacramento, California
        Emporia, Kansas                Salt Lake City, Utah
        Florence, South Carolina       San Diego, California
        Glendale, California           San Francisco, California
        Grand Junction, Colorado       San Pedro, California
        Grand Rapids, Michigan         Schiller Park, Illinois
        Hodgkins, Illinois             Seattle, Washington (2)
        Indianapolis, Indiana          Spokane, Washington
        Jacksonville, Florida          Springfield, Missouri
        Jamaica, New York              St. Louis, Missouri
        Kansas City, Missouri          Tampa, Florida
        Knoxville, Tennessee           Tulsa, Oklahoma
        Los Angeles, California (3)    Waterloo, Iowa

     In July 1996 the Company announced a $20,000,000 expansion and modernization of its Rocky Mount, North Carolina bakery. The Company believes that its other facilities are well maintained and does not foresee the need to make significant capital improvements to such existing facilities in the near future.

     The Company operates approximately 1,400 retail stores which sell its bakery products not otherwise sold through its primary distribution system. Generally, each thrift store is between 500 and 1,200 square feet in size. Most of the stores are located at the Company's distribution depots, while the remaining thrift stores are freestanding units located along the Company's distribution routes.

Item 3.  Legal Proceedings
- -------  -----------------
     On July 20, 1995, the Company, CBC and the Antitrust Division of the
U.S. Department of Justice signed, and filed with the United States District Court for the Northern District of Illinois, stipulations for Final Judgment and for holding separate certain assets following the closing of the acquisition of CBC. The Final Judgment requires the divestiture of one white pan bread label in certain counties in southern California, eastern Wisconsin, central Illinois and the Chicago area. The hold separate stipulation also requires that the Company operate separately certain parts of the combined businesses in these areas. The Company is actively pursuing the required divestiture pursuant to the Final Judgment.

     The Company has been named as a defendant in various other claims arising out of its normal business operations. Based upon the facts available to date, management believes that the Company has meritorious defenses to these actions and that their ultimate resolution will not have a material adverse effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

     Not applicable.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
- -------  ---------------------------------------------------------------------
     The section entitled "Common Stock Information" appearing on page 1 of the Annual Report is incorporated herein by this reference. Note 3, entitled "Debt", to the consolidated financial statements appearing on pages 21 and 22 of the Annual Report is also incorporated herein by this reference with regard to limitations on cash dividends and common stock repurchases. The section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations", specifically the subsection entitled "Capital
Resources and Liquidity" appearing on page 15 of the Annual Report is also incorporated herein by this reference with regard to planned common stock dividend payments.


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


Item 8.  Financial Statements and Supplementary Data
- -------  -------------------------------------------
     The consolidated financial statements and accompanying notes and Report of Independent Public Accountants appearing on pages 16 through 26 of the Annual Report are incorporated herein by this reference.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
- -------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------
     Not applicable.


                                  PART III

     The information required by Part III (Item 10, 11, 12 and 13) is incorporated herein by reference to the Company's definitive proxy statement, involving the election of directors, approval of the 1996 Stock Incentive Plan and ratification of independent auditors filed on August 23, 1996.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
- --------  --------------------------------------------------------------

     (a)  Documents Filed as Part of this Report:

          1.  Financial Statements

              The following financial statements and report included in the Company's Annual Report are incorporated herein by reference:

              Consolidated Balance Sheet at June 1, 1996 and June 3, 1995

              For the 52 weeks ended June 1, 1996, the 53 weeks ended June 3, 1995 and the 52 weeks ended May 28, 1994:

                     Consolidated Statement of Income
                     Consolidated Statement of Cash Flows
                     Consolidated Statement of Stockholders' Equity

              Notes to Consolidated Financial Statements

              Report of Independent Public Accountants dated July 19, 1996

          2.  Financial Statement Schedule

              The following report and schedule are filed herewith as a part hereof:

              Report of Independent Public Accountants dated July 19, 1996

              Schedule for the 52 weeks ended June 1, 1996, the 53 weeks ended June 3, 1995 and the 52 weeks ended May 28, 1994:

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

     (b)  Reports on Form 8-K:
          --------------------

          No reports on Form 8-K were filed in the last quarter of the fiscal year to which this Annual Report on Form 10-K relates.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERSTATE BAKERIES CORPORATION

Dated:  August 23, 1996             By: /s/  Charles A. Sullivan
                                        ------------------------
                                        Charles A. Sullivan
                                        Chairman of the Board and
                                          Chief Executive Officer

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

                              Capacities
Name of Signatory             In Which Signing                Date
- -----------------             ----------------                ----

/s/ Charles A. Sullivan       Chairman of the Board,          August 23, 1996
- -----------------------       Chief Executive Officer
Charles A. Sullivan           and Director (Principal
                              Executive Officer)

/s/ G. Kenneth Baum           Director                        August 23, 1996
- -----------------------
G. Kenneth Baum

/s/ Leo Benatar               Director                        August 23, 1996
- -----------------------
Leo Benatar

/s/ E. Garrett Bewkes, Jr.    Director                        August 23, 1996
- --------------------------
E. Garrett Bewkes, Jr.

/s/ Philip Briggs             Director                        August 23, 1996
- -----------------------
Philip Briggs

/s/ Robert B. Calhoun, Jr.    Director                        August 23, 1996
- --------------------------
Robert B. Calhoun, Jr.

/s/ Frank E. Horton           Director                        August 23, 1996
- -----------------------
Frank E. Horton

/s/ William P. Stiritz        Director                        August 23, 1996
- -----------------------
William P. Stiritz

/s/ James R. Elsesser         Director                        August 23, 1996
- -----------------------
James R. Elsesser

/s/ Paul E. Yarick            Vice President and Treasurer    August 23, 1996
- -----------------------       (Principal Financial Officer)
Paul E. Yarick

/s/ John F. McKenny           Vice President and Corporate    August 23, 1996
- -----------------------       Controller (Principal
John F. McKenny               Accounting Officer)

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Interstate Bakeries Corporation

     We have audited the consolidated financial statements of Interstate Bakeries Corporation and its subsidiaries as of June 1, 1996 and June 3, 1995, and for each of the three fiscal years in the period ended June 1, 1996, and have issued our report thereon dated July 19, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Interstate Bakeries Corporation and its subsidiaries, listed on Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
July 19, 1996

                      INTERSTATE BAKERIES CORPORATION
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                    FIFTY-TWO WEEKS ENDED JUNE 1, 1996,
                 FIFTY-THREE WEEKS ENDED JUNE 3, 1995 AND
                    FIFTY-TWO WEEKS ENDED MAY 28, 1994
                              (In Thousands)

                  Balance at  Additions    Accounts     Balance
                   beginning   charged     charged      at end
Description        of period  to income      off       of period
- -----------        ---------  ---------    --------    ---------
1996:
Reserve for
  discounts
  and allow-
  ances on
  accounts
  receivable        $  8,404   $   (990)   $      -    $   7,414
Allowance for
  doubtful
  accounts             3,744        621         759        3,606
                     -------   --------    --------    ---------
                     $12,148(1)$   (369)   $    759    $  11,020
                     =======   ========    ========    =========
1995:
Reserve for
  discounts
  and allow-
  ances on
  accounts
  receivable        $  4,278   $    143    $      -    $   4,421
Allowance for
  doubtful
  accounts             1,645        652         505        1,792
                     -------   --------    --------    ---------
                    $  5,923   $    795    $    505    $   6,213
                     =======   ========    ========    =========
1994:
Reserve for
  discounts
  and allow-
  ances on
  accounts
  receivable        $  4,328   $    (50)   $      -    $   4,278
Allowance for
  doubtful
  accounts             1,511        510         376        1,645
                     -------   --------    --------    ---------
                    $  5,839   $    460    $    376    $   5,923
                     =======   ========    ========    =========

(1) Restated to include opening balance of Continental Baking Company acquired on July 22, 1995.

                                 EXHIBIT INDEX
                                 -------------
Exhibit
   No.      Exhibit
- -------     -------

   3.1 Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 30, 1995.)

   3.2 Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 30, 1991 (the "1991 10-K")).

   4.1 Article FOURTH of Restated Certificate of Incorporation of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 30, 1995).

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

  10.6 Credit Agreement, dated May 31, 1995, signed by Interstate Brands Corporation, Chemical Bank, the Lenders and Issuing Bank (as defined herein) (incorporated by reference to Exhibit 1 to the Form 8-K filed on June 9, 1995).

  10.7 Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement relating to the 1996 Annual Meeting of Stockholders of Interstate Bakeries Corporation).*

  11.1      Statement regarding computation of per share earnings.**

  13.1 Page 1 and pages 13 through 26 of the Interstate Bakeries Corporation annual report to security holders for the year ended June 1, 1996. (Those portions of the annual report to security holders not listed here shall not be deemed to be filed as a part of this Report.)**

  21.1 Subsidiaries of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 22.1 to the 1991 10-K).
- -------------------------
     * Subject to approval of stockholders at the 1996 Annual Meeting of Stockholders.
    ** Filed herewith.