Form 10-Q
period 1996-08-24
INTERSTATE BAKERIES CORP/DE/
filed 1996-10-03
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 24, 1996

                               OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________
                        _______________

For the Quarter Ended August 24, 1996           Commission File Number 1-11165


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

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)
                        ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes / X /                       No /   /

     There were 37,418,009 shares of common stock, $.01 par value per share, outstanding on September 16, 1996.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED AUGUST 24, 1996


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

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net sales for the first quarter of fiscal 1997, the twelve weeks ended August 24, 1996, were $753,625,000, up $282,184,000 and 59.9% from prior year net sales of $471,441,000. This substantial increase was attributable to the acquisition of Continental Baking Company ("CBC") on July 22, 1995, with fiscal 1996 reflecting only five weeks of CBC's operations. On a comparative basis, net sales were up approximately 3.7%, reflecting selling price increases offset somewhat by lower unit volume.

Cost of products sold was 49.6% of net sales for the first quarter of fiscal
1997, down from 51.2% of net sales in the prior year.   This improvement
resulted from efficiencies of the acquired operations, with fiscal 1996 reflecting only five weeks of these operations, as well as synergies realized through integration of existing and acquired operations. These factors, along with higher selling prices, offset the effect of higher ingredient costs experienced in the first quarter of fiscal 1997.

Selling, delivery and administrative expenses represented 41.9% of net sales for the first quarter of both fiscal 1997 and 1996. Continued emphasis on cost control, integration synergies and higher selling prices resulted in improved selling, delivery and administrative expenses as a percent of net sales for the combined operation in fiscal 1997. Fiscal 1996 reflected selling, delivery and administrative expenses as a percentage of net sales of approximately 40% before the acquisition and approximately 44% for the five weeks of combined operations.

Depreciation and amortization was up $8,929,000 to $25,002,000 from $16,073,000 in fiscal 1996, with this increase attributable to the acquisition.

Based upon these factors, operating income for the first quarter of fiscal 1997 was $38,735,000, an increase of $22,212,000 and 134.4% over the prior year's $16,523,000.

Interest expense for the first quarter of fiscal 1997 was $5,837,000 up slightly from the prior year's expense of $5,783,000. Overall, average borrowing levels and interest rates were comparable for both years.

Non-deductible intangible asset amortization was responsible for the effective tax rates of 43.6% and 47.4% in fiscal 1997 and 1996, respectively.

Reflecting the improved operations, net income for the first quarter of fiscal 1997 was $18,667,000, or $.49 per share, up $12,941,000 and $.28 per share from fiscal 1996's $5,726,000, or $.21 per share. The earnings per share gain represents a 133.3% improvement over the prior year.

                INTERSTATE BAKERIES CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition
------------------------------

Cash generated by operating activities for the twelve weeks ended August 24, 1996 was $53,523,000 compared to $27,573,000 a year ago. This increase of $25,950,000 reflects the acquisition, improved operations and favorable changes in working capital components. Cash generated by operations during fiscal 1997 was used to fund capital expenditures of $16,967,000, pay common stock dividends of $4,659,000 and reduce debt by $20,205,000, while cash on hand increased by $13,175,000.

As noted in the Company's Annual Report on Form 10-K for the year ended June 1, 1996, cash flows from operations and borrowing capacity under the bank credit facility should be sufficient to meet the ongoing cash requirements in the current year.


Adoption of New Accounting Standard
-----------------------------------

Effective with the first quarter of fiscal 1997, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or disposal. The adoption of this statement had no effect on the Company's consolidated financial statements.

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                  August 24,        June 1,
                                                     1996            1996
                                                 ------------     -----------
Assets
  Current assets:
    Cash and cash equivalents                     $   13,175      $        -
    Accounts receivable, less allowance
     for doubtful accounts of $3,142,000
     ($3,606,000 at June 1)                          175,625         179,538
    Inventories                                       69,918          67,254
    Other current assets                              72,595          71,481
                                                  ----------      ----------
        Total current assets                         331,313         318,273
                                                  ----------      ----------
  Property and equipment:
    Land and buildings                               280,060         279,863
    Machinery and equipment                          756,986         741,705
                                                  ----------      ----------
                                                   1,037,046       1,021,568
    Less accumulated depreciation                   (224,966)       (204,173)
                                                  ----------      ----------
        Net property and equipment                   812,080         817,395
                                                  ----------      ----------
  Intangibles                                        348,571         350,792
                                                  ----------      ----------
                                                  $1,491,964      $1,486,460
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   21,349      $   21,554
    Accounts payable                                 132,571         135,447
    Accrued expenses                                 217,294         200,221
                                                  ----------      ----------
        Total current liabilities                    371,214         357,222
                                                  ----------      ----------
  Long-term debt                                     283,651         303,651
  Other liabilities                                  250,776         254,962
  Deferred income taxes                              110,378         110,378
                                                  ----------      ----------
        Total long-term liabilities                  644,805         668,991
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 60,000,000 shares; issued -
     38,861,000 shares (38,735,000 at June 1)            389             387
    Additional paid-in capital                       517,186         515,497
    Accumulated deficit                              (20,084)        (34,092)
    Treasury stock, at cost - 1,449,000 shares       (21,546)        (21,545)
                                                  ----------      ----------
        Total stockholders' equity                   475,945         460,247
                                                  ----------      ----------
                                                  $1,491,964      $1,486,460
                                                  ==========      ==========
                    See accompanying notes.

                         INTERSTATE BAKERIES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                         (000'S EXCEPT PER SHARE DATA)


                                                   Twelve Weeks Ended
                                                ------------------------
                                                 August 24,   August 26,
                                                    1996         1995
                                                 ----------   ----------

Net sales                                         $753,625     $471,441
                                                  --------     --------
Cost of products sold                              374,139      241,302
Selling, delivery and administrative
 expenses                                          315,749      197,543
Depreciation and amortization                       25,002       16,073
                                                  --------     --------
                                                   714,890      454,918
                                                  --------     --------
Operating income                                    38,735       16,523
                                                  --------     --------
Other income                                          (200)        (146)
Interest expense                                     5,837        5,783
                                                  --------     --------
                                                     5,637        5,637
                                                  --------     --------
Income before income taxes                          33,098       10,886
Provision for income taxes                          14,431        5,160
                                                  --------     --------
Net income                                        $ 18,667     $  5,726
                                                  ========     ========

Earnings per share                                $    .49     $    .21
                                                  ========     ========
Weighted average common and common
 equivalent shares outstanding                      37,785       26,742
                                                  ========     ========

                    See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                            (000's)
                                                       Twelve Weeks Ended
                                                   --------------------------
                                                    August 24,    August 26,
                                                       1996          1995
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                        $ 18,667      $  5,726
  Depreciation and amortization                       25,002        16,073
  Other                                               (3,719)        1,922
  Change in operating assets and liabilities:
    Accounts receivable                                3,913        (7,380)
    Inventories                                       (2,664)       (3,326)
    Other current assets                              (1,873)         (902)
    Accounts payable and accrued expenses             14,197        15,460
                                                     -------       -------
        Cash from operating activities                53,523        27,573
                                                     -------       -------

Cash flows from investing activities:
  Acquisition of a business                                -      (226,052)
  Additions to property and equipment                (16,967)       (5,118)
  Sale of assets                                         350            72
  Other                                                 (557)          (26)
                                                     -------       -------
        Cash from investing activities               (17,174)     (231,124)
                                                     -------       -------

Cash flows from financing activities:
  Reduction of long-term debt                        (20,205)     (133,055)
  Addition to long-term debt                               -       354,993
  Common stock dividends paid                         (4,659)       (2,454)
  Issuance of common stock                             1,691           429
  Acquisition of treasury stock                           (1)         (519)
                                                     -------       -------
        Cash from financing activities               (23,174)      219,394
                                                     -------       -------
Change in cash and cash equivalents                   13,175        15,843

Cash and cash equivalents:
  Beginning of period                                      -         3,726
                                                     -------       -------
  End of period                                     $ 13,175      $ 19,569
                                                     =======       =======
Supplemental disclosures:
  Interest paid                                     $  7,997      $  5,791
  Income taxes paid                                    5,144           901

                             See accompanying notes.

                       INTERSTATE BAKERIES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Acquisition
    -----------

During the first quarter of fiscal 1996, effective July 22, 1995, Interstate Bakeries Corporation (the "Company") acquired Continental Baking Company ("CBC") from Ralston Purina Company for a total purchase price of $220,000,000 in cash and 16,923,077 shares of the Company's common stock. First quarter operating results for fiscal 1996 include CBC's operating results for five weeks, effective with the date of the acquisition.


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.  Inventories
    -----------

The components of inventories are as follows:

                                                          (000's)
                                                -------------------------
                                                August 24,       June 1,
                                                   1996           1996
                                                ----------     ----------

           Ingredients and packaging              $42,958        $42,591
           Finished goods                          17,797         14,806
           Other                                    9,163          9,857
                                                  -------        -------
                                                  $69,918        $67,254
                                                  =======        =======

4.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                     Twelve Weeks Ended
                                                ----------------------------
                                                 August 24,      August 26,
                                                    1996            1995
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          4.5             4.5
           Intangibles amortization                  3.2             7.9
           Other                                      .9               -
                                                --------         -------
                                                    43.6%           47.4%
                                                ========         =======


5.  Adoption of New Accounting Standard
---------------------------------------

Effective with the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or disposal. The adoption of this statement had no effect on the Company's consolidated financial statements.

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



                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)




DATE  September 20, 1996                      /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, Chairman
                                               and Chief Executive Officer




DATE  September 20, 1996                      /s/ John F. McKenny
                                              -------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer