Form 10-Q
period 1996-11-16
INTERSTATE BAKERIES CORP/DE/
filed 1996-12-23
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 16, 1996

                               OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________
                        _______________

For the Quarter Ended November 16, 1996        Commission File Number 1-11165


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


(Registrant's telephone number, including area code) (816) 502-4000
                                                           --------

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

               Yes / X /                       No /   /

     There were 37,495,343 shares of common stock, $.01 par value per share, outstanding on December 13, 1996.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED NOVEMBER 16, 1996


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

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the second quarter of fiscal 1997, the twelve weeks ended November 16, 1996, were $758,378,000, a $23,841,000 or 3.2% increase over prior year net sales of $734,537,000. Excluding the impact of acquired and disposed operations, net sales for the quarter were up 4.1%. Year-to-date net sales for fiscal 1997 were $1,512,003,000, an increase of $306,025,000, or 25.4%, over net sales of $1,205,978,000 in fiscal 1996. The increase in quarterly net sales reflects higher selling prices and higher retail sales, partially offset by somewhat lower unit volume. The substantial increase in year-to-date net sales was attributable to the acquisition of Continental Baking Company (CBC) on July 22, 1995, with fiscal 1996 reflecting only seventeen weeks of CBC's operations.

Cost of products sold was 48.2% of net sales for the second quarter of 1997, down from 51.2% of net sales in the prior year. Year-to-date cost of products sold was 48.9% compared to fiscal 1996's 51.2%. These improvements resulted from synergies realized through continuing integration of existing and acquired operations and favorable mix changes to higher-margin branded products. These factors, along with higher selling prices, more than offset the effect of higher ingredient costs experienced in fiscal 1997.

Selling, delivery and administrative expenses represented 41.8% of net sales for the quarter compared to 42.3% the prior year, while year-to-date selling, delivery and administrative expenses declined to 41.9% of net sales from 42.1% in fiscal 1996. Continued emphasis on cost control, integration synergies and higher selling prices resulted in improved selling, delivery and administrative expenses as a percent of net sales for the combined operation in fiscal 1997.

Based upon these factors, operating income for the second quarter of fiscal 1997 was up $30,432,000, or 147.1%, to $51,126,000. Year-to-date operating income was $89,861,000, a $52,644,000 and 141.5% increase from fiscal 1996.

The lower interest expense for the second quarter and year-to-date reflects lower average borrowing levels and interest rates during these periods.

Non-deductible intangible asset amortization was responsible for the effective tax rates of 43.1% and 51.4% in fiscal 1997 and 1996, respectively.

Reflecting the improved operations, net income for the second quarter of the current year was $26,242,000, or $.69 per share compared to $6,095,000 and $.16 per share the prior year. Year-to-date net income improved to $44,909,000, or $1.18 per share, from $11,821,000, or $.37 per share, last year. These earnings per share improvements amounted to 331% and 219%, respectively.

                INTERSTATE BAKERIES CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition
------------------------------

Cash generated by operating activities for the twenty-four weeks ended November 16, 1996 was $77,145,000 compared to $74,422,000 a year ago. This increase reflects the acquisition and improved operations, offset by a net increase in working capital components. Cash generated by operations during fiscal 1997 was used to fund capital expenditures of $30,312,000, pay common stock dividends of $9,717,000 and reduce debt by $38,205,000.

As noted in the Company's Annual Report on Form 10-K for the year ended June 1, 1996, cash flows from operations and borrowing capacity under the bank credit facility should be sufficient to meet the ongoing cash requirements in the current year.

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                 November 16,       June 1,
                                                     1996            1996
                                                 ------------     -----------
Assets
  Current assets:
    Cash and cash equivalents                     $    1,428      $        -
    Accounts receivable, less allowance
     for doubtful accounts of $3,481,000
     ($3,606,000 at June 1)                          183,443         179,538
    Inventories                                       69,521          67,254
    Other current assets                              72,525          71,481
                                                  ----------      ----------
        Total current assets                         326,917         318,273
                                                  ----------      ----------
  Property and equipment:
    Land and buildings                               281,678         279,863
    Machinery and equipment                          767,601         741,705
                                                  ----------      ----------
                                                   1,049,279       1,021,568
    Less accumulated depreciation                   (245,479)       (204,173)
                                                  ----------      ----------
        Net property and equipment                   803,800         817,395
                                                  ----------      ----------
  Intangibles                                        346,481         350,792
                                                  ----------      ----------
                                                  $1,477,198      $1,486,460
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   17,605      $   21,554
    Accounts payable                                 123,512         135,447
    Accrued expenses                                 209,788         200,221
                                                  ----------      ----------
        Total current liabilities                    350,905         357,222
                                                  ----------      ----------
  Long-term debt                                     269,395         303,651
  Other liabilities                                  248,336         254,962
  Deferred income taxes                              110,378         110,378
                                                  ----------      ----------
        Total long-term liabilities                  628,109         668,991
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 60,000,000 shares; issued -
     38,921,000 shares (38,735,000 at June 1)            389             387
    Additional paid-in capital                       518,241         515,497
    Retained earnings (Accumulated deficit)            1,100         (34,092)
    Treasury stock, at cost - 1,449,000 shares       (21,546)        (21,545)
                                                  ----------      ----------
        Total stockholders' equity                   498,184         460,247
                                                  ----------      ----------
                                                  $1,477,198      $1,486,460
                                                  ==========      ==========

                           See accompanying notes.

                                        INTERSTATE BAKERIES CORPORATION
                                       CONSOLIDATED STATEMENT OF INCOME
                                                 (UNAUDITED)
                                        (000'S EXCEPT PER SHARE DATA)

                                                   Twelve Weeks Ended            Twenty-Four Weeks Ended
                                                --------------------------     ----------------------------
                                                November 16,  November 18,     November 16,    November 18,
                                                    1996          1995             1996            1995
                                                ------------  ------------     ------------    ------------
Net sales                                         $758,378      $734,537        $1,512,003      $1,205,978
                                                  --------      --------        ----------      ----------
Cost of products sold                              365,865       375,791           740,004         617,093
Selling, delivery and administrative
 expenses                                          317,373       310,419           633,122         507,962
Depreciation and amortization                       24,014        27,633            49,016          43,706
                                                  --------      --------        ----------      ----------
                                                   707,252       713,843         1,422,142       1,168,761
                                                  --------      --------        ----------      ----------
Operating income                                    51,126        20,694            89,861          37,217
                                                  --------      --------        ----------      ----------
Other income                                          (190)         (193)             (390)           (339)
Interest expense                                     5,488         7,449            11,325          13,232
                                                  --------      --------        ----------      ----------
                                                     5,298         7,256            10,935          12,893
                                                  --------      --------        ----------      ----------
Income before income taxes                          45,828        13,438            78,926          24,324
Provision for income taxes                          19,586         7,343            34,017          12,503
                                                  --------      --------        ----------      ----------
Net income                                        $ 26,242      $  6,095        $   44,909      $   11,821
                                                  ========      ========        ==========      ==========

Earnings per share                                $    .69      $    .16        $     1.18      $      .37
                                                  ========      ========        ==========      ==========
Weighted average common and common
 equivalent shares outstanding                      38,029        37,227            37,907          31,985
                                                  ========      ========        ==========      ==========

                                See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                           (000's)
                                                    Twenty-Four Weeks Ended
                                                   --------------------------
                                                   November 16,  November 18,
                                                       1996          1995
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                         $ 44,909      $ 11,821
  Depreciation and amortization                        49,016        43,706
  Other                                                (5,819)          818
  Change in operating assets and liabilities:
    Accounts receivable                                (3,905)       (5,195)
    Inventories                                        (2,267)       (4,825)
    Other current assets                               (2,421)       (2,171)
    Accounts payable and accrued expenses              (2,368)       30,268
                                                     --------      --------
        Cash from operating activities                 77,145        74,422
                                                     --------      --------

Cash flows from investing activities:
  Acquisition of a business                                 -      (228,281)
  Additions to property and equipment                 (30,312)      (14,700)
  Sale of assets                                          888           626
  Other                                                (1,116)       (1,186)
                                                     --------      --------
        Cash from investing activities                (30,540)     (243,541)
                                                     --------      --------

Cash flows from financing activities:
  Reduction of long-term debt                         (38,205)     (133,112)
  Addition to long-term debt                                -       300,000
  Common stock dividends paid                          (9,717)       (7,059)
  Issuance of common stock                              2,746         6,083
  Acquisition of treasury stock                            (1)         (519)
                                                     --------      --------
        Cash from financing activities                (45,177)      165,393
                                                     --------      --------
Change in cash and cash equivalents                     1,428        (3,726)

Cash and cash equivalents:
  Beginning of period                                       -         3,726
                                                     --------      --------
  End of period                                      $  1,428      $      -
                                                     ========      ========
Supplemental disclosures:
  Interest paid                                      $ 11,918      $ 12,010
  Income taxes paid                                    37,352        12,705


                             See accompanying notes.

                       INTERSTATE BAKERIES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Acquisition
    -----------

During the first quarter of fiscal 1996, effective July 22, 1995, Interstate Bakeries Corporation (the "Company") acquired Continental Baking Company ("CBC") from Ralston Purina Company for a total purchase price of $220,000,000 in cash and 16,923,077 shares of the Company's common stock. Second quarter year-to-date operating results for fiscal 1996 include CBC's operating results for seventeen weeks, effective with the date of the acquisition.


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


3.  Inventories
    -----------

The components of inventories are as follows:

                                                          (000's)
                                                -------------------------
                                                November 16,     June 1,
                                                    1996          1996
                                                ------------   ----------

           Ingredients and packaging              $43,464        $42,591
           Finished goods                          16,323         14,806
           Other                                    9,734          9,857
                                                  -------        -------
                                                  $69,521        $67,254
                                                  =======        =======

4.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                  Twenty-Four Weeks Ended
                                                ----------------------------
                                                November 16,    November 18,
                                                    1996            1995
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          4.6             4.5
           Intangibles amortization                  2.8            11.9
           Other                                      .7               -
                                                  ------          ------
                                                    43.1%           51.4%
                                                  ======          ======

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







                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)




DATE December 20, 1996                        /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, Chairman
                                               and Chief Executive Officer




DATE December 20, 1996                        /s/ John F. McKenny
                                              -------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer