Form 10-Q
period 1997-03-08
INTERSTATE BAKERIES CORP/DE/
filed 1997-04-18
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 8, 1997

                               OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________
                                _______________

For the Quarter Ended March 8, 1997        Commission File Number 1-11165

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

               Yes / X /                       No /   /

     There were 37,453,471 shares of common stock, $.01 par value per share, outstanding on April 4, 1997.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED MARCH 8, 1997



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

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the third quarter of fiscal 1997, the sixteen weeks ended March 8, 1997, were $945,258,000, an $18,776,000, or 2.0%, increase over prior year net sales of $926,482,000. Excluding the impact of acquired and disposed operations, net sales for the quarter were up 4.5%. Year-to-date net sales for fiscal 1997 were $2,457,261,000, an increase of $324,801,000, or 15.2%, over net sales of $2,132,460,000 in fiscal 1996. The increase in quarterly net sales reflects higher selling prices and higher retail sales, with essentially flat unit volume. The substantial increase in year-to-date net sales was attributable to the acquisition of Continental Baking Company (CBC) on July 22, 1995, with fiscal 1996 reflecting only thirty-three weeks of CBC's operations.

Cost of products sold was 49.3% of net sales for the third quarter of 1997, down from 50.8% of net sales in the prior year. Year-to-date cost of products sold was 49.1% compared to fiscal 1996's 51.0%. These improvements resulted from synergies realized through continuing integration of existing and acquired operations and favorable mix changes to higher-margin branded products. These factors, along with higher selling prices, more than offset the effect of higher ingredient costs experienced in fiscal 1997.

Selling, delivery and administrative expenses represented 42.7% of net sales for the quarter compared to 43.8% the prior year, while year-to-date selling, delivery and administrative expenses declined to 42.2% of net sales from 42.9% in fiscal 1996. Continued emphasis on cost control, integration synergies and higher selling prices resulted in improved selling, delivery and administrative expenses as a percent of net sales for the combined operation in fiscal 1997.

Based upon these factors, operating income for the third quarter of fiscal 1997 was up $28,557,000, or 161.2%, to $46,268,000. Year-to-date operating income was $136,129,000, a $81,201,000 and 147.8% increase from fiscal 1996.

The lower interest expense for the third quarter and year-to-date reflects lower average borrowing levels and interest rates during these periods.

Non-deductible intangible asset amortization was responsible for the effective tax rates of 43.1% and 51.4% in fiscal 1997 and 1996, respectively.

Reflecting the improved operations, net income for the third quarter of the current year was $22,629,000, or $.59 per share, compared to $4,166,000 and $.11 per share the prior year. Year-to-date net income improved to $67,538,000, or $1.78 per share, from $15,987,000, or $.47 per share, last year. These earnings per share improvements amounted to 436% and 279%, respectively.

                INTERSTATE BAKERIES CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition
------------------------------

Cash generated by operating activities for the forty weeks ended March 8, 1997 was $144,327,000 compared to $113,639,000 a year ago. This increase reflects the acquisition and improved operations, offset by a net increase in working capital and some reduction in long-term liabilities. Cash generated by operations during fiscal 1997 was used to fund capital expenditures of $54,203,000, pay common stock dividends of $14,789,000 and reduce debt by $86,205,000.

During the third quarter of fiscal 1997, the Company converted all bank debt to revolving credit loans by repaying all term loans and reduced total borrowing capacity from $550,000,000 to $350,000,000. The maturity date of all revolving credit loans continues to be May 2000 and interest rates on the borrowings were reduced slightly.

On March 29, 1997, the Company acquired the assets of the San Francisco French Bread Company (SFFB), a wholly owned subsidiary of Speciality Foods Corporation. SFFB, which produces and distributes sourdough bread and rolls throughout Northern California and in the San Diego area, has annual sales of approximately $95,000,000 and employs 1,100 people at five bakery locations.

As noted in the Company's Annual Report on Form 10-K for the year ended June 1, 1996, cash flows from operations and borrowing capacity under the bank credit facility should be sufficient to meet the ongoing cash requirements in the current year.

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                   March 8,         June 1,
                                                     1997            1996
                                                 ------------     -----------
Assets
  Current assets:
    Cash and cash equivalents                     $   10,739      $        -
    Accounts receivable, less allowance
     for doubtful accounts of $3,954,000
     ($3,606,000 at June 1)                          176,394         179,538
    Inventories                                       61,570          67,254
    Other current assets                              62,428          71,481
                                                  ----------      ----------
        Total current assets                         311,131         318,273
                                                  ----------      ----------
  Property and equipment:
    Land and buildings                               279,993         279,863
    Machinery and equipment                          759,731         741,705
                                                  ----------      ----------
                                                   1,039,724       1,021,568
    Less accumulated depreciation                   (250,920)       (204,173)
                                                  ----------      ----------
        Net property and equipment                   788,804         817,395
                                                  ----------      ----------
  Intangibles                                        337,956         350,792
                                                  ----------      ----------
                                                  $1,437,891      $1,486,460
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Accounts payable                              $  123,429      $  135,447
    Accrued expenses                                 204,892         200,221
    Long-term debt payable within one year                 -          21,554
                                                  ----------      ----------
        Total current liabilities                    328,321         357,222
                                                  ----------      ----------
  Long-term debt                                     239,000         303,651
  Other liabilities                                  246,165         254,962
  Deferred income taxes                              110,378         110,378
                                                  ----------      ----------
        Total long-term liabilities                  595,543         668,991
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 60,000,000 shares; issued -
     39,067,000 shares (38,735,000 at June 1)            391             387
    Additional paid-in capital                       520,546         515,497
    Retained earnings (Accumulated deficit)           18,657         (34,092)
    Treasury stock, at cost - 1,537,000 shares       (25,567)        (21,545)
                                                  ----------      ----------
        Total stockholders' equity                   514,027         460,247
                                                  ----------      ----------
                                                  $1,437,891      $1,486,460
                                                  ==========      ==========

                           See accompanying notes.

                                        INTERSTATE BAKERIES CORPORATION
                                       CONSOLIDATED STATEMENT OF INCOME
                                                 (UNAUDITED)
                                        (000'S EXCEPT PER SHARE DATA)

                                                   Sixteen Weeks Ended              Forty Weeks Ended
                                                --------------------------     ----------------------------
                                                  March 8,      March 9,         March 8,        March 9,
                                                    1997          1996             1997            1996
                                                ------------  ------------     ------------    ------------

Net sales                                         $945,258      $926,482        $2,457,261      $2,132,460
                                                  --------      --------        ----------      ----------
Cost of products sold                              465,891       470,459         1,205,895       1,087,552
Selling, delivery and administrative
 expenses                                          403,174       406,004         1,036,296         913,966
Depreciation and amortization                       29,925        32,308            78,941          76,014
                                                  --------      --------        ----------      ----------
                                                   898,990       908,771         2,321,132       2,077,532
                                                  --------      --------        ----------      ----------
Operating income                                    46,268        17,711           136,129          54,928
                                                  --------      --------        ----------      ----------
Other income                                          (166)         (285)             (556)           (624)
Interest expense                                     6,664         9,424            17,989          22,656
                                                  --------      --------        ----------      ----------
                                                     6,498         9,139            17,433          22,032
                                                  --------      --------        ----------      ----------
Income before income taxes                          39,770         8,572           118,696          32,896
Provision for income taxes                          17,141         4,406            51,158          16,909
                                                  --------      --------        ----------      ----------
Net income                                        $ 22,629      $  4,166        $   67,538      $   15,987
                                                  ========      ========        ==========      ==========

Earnings per share                                $    .59      $    .11        $     1.78      $      .47
                                                  ========      ========        ==========      ==========
Weighted average common and common
 equivalent shares outstanding                      38,293        37,489            38,045          34,182
                                                  ========      ========        ==========      ==========

                                 See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                           (000's)
                                                        Forty Weeks Ended
                                                   --------------------------
                                                     March 8,      March 9,
                                                       1997          1996
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                         $ 67,538      $ 15,987
  Depreciation and amortization                        78,941        76,014
  Other                                               (10,502)        4,121
  Change in operating assets and liabilities:
    Accounts receivable                                 3,144         1,520
    Inventories                                         5,684         4,188
    Other current assets                                6,869        (3,007)
    Accounts payable and accrued expenses              (7,347)       14,816
                                                     --------      --------
        Cash from operating activities                144,327       113,639
                                                     --------      --------

Cash flows from investing activities:
  Acquisition of a business                                 -      (230,753)
  Additions to property and equipment                 (54,203)      (27,281)
  Sale of assets                                       13,842           714
  Other                                                 6,736          (922)
                                                     --------      --------
        Cash from investing activities                (33,625)     (258,242)
                                                     --------      --------

Cash flows from financing activities:
  Reduction of long-term debt                        (126,205)     (133,970)
  Addition to long-term debt                           40,000       290,000
  Common stock dividends paid                         (14,789)      (11,690)
  Issuance of common stock                              5,053         9,776
  Acquisition of treasury stock                        (4,022)         (519)
                                                     --------      --------
        Cash from financing activities                (99,963)      153,597
                                                     --------      --------
Change in cash and cash equivalents                    10,739         8,994

Cash and cash equivalents:
  Beginning of period                                       -         3,726
                                                     --------      --------
  End of period                                      $ 10,739      $ 12,720
                                                     ========      ========
Supplemental disclosures:
  Interest paid                                      $ 20,754      $ 21,773
  Income taxes paid                                    52,563        18,989

                             See accompanying notes.

                       INTERSTATE BAKERIES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Acquisition
    -----------
During the first quarter of fiscal 1996, effective July 22, 1995, Interstate Bakeries Corporation (the "Company") acquired Continental Baking Company ("CBC") from Ralston Purina Company for a total purchase price of $220,000,000 in cash and 16,923,077 shares of the Company's common stock. Third quarter year-to-date operating results for fiscal 1996 include CBC's operating results for thirty-three weeks, effective with the date of the acquisition.


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


3.  Inventories
    -----------
The components of inventories are as follows:

                                                          (000's)
                                                -------------------------
                                                  March 8,       June 1,
                                                    1997          1996
                                                ------------   ----------

           Ingredients and packaging              $41,330        $42,591
           Finished goods                          12,845         14,806
           Other                                    7,395          9,857
                                                  -------        -------
                                                  $61,570        $67,254
                                                  =======        =======

4.  Income Taxes
    ------------
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                      Forty Weeks Ended
                                                ----------------------------
                                                  March 8,        March 9,
                                                    1997            1996
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          4.6             4.5
           Intangibles amortization                  2.8            11.9
           Other                                      .7               -
                                                  ------          ------
                                                    43.1%           51.4%
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


6.  Bank Credit Agreement
-------------------------
During the third quarter of fiscal 1997, the Company converted all bank debt to revolving credit loans by repaying all term loans and reduced total borrowing capacity from $550,000,000 to $350,000,000. The maturity date of all revolving credit loans continues to be May 2000 and interest rates on the borrowings were reduced slightly.


7.  Subsequent Event
--------------------
Effective March 29, 1997, the Company acquired the assets of the San Francisco French Bread Company (SFFB), a wholly owned subsidiary of Specialty Foods Corporation. SFFB, which produces and distributes sourdough breads and rolls throughout Northern California and in the San Diego area, has annual sales of approximately $95,000,000 and employs 1,100 people at five bakery locations.

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




                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)




DATE April 16, 1997                           /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, Chairman
                                               and Chief Executive Officer




DATE April 16, 1997                           /s/ John F. McKenny
                                              -------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer