Form 10-K
period 1997-05-31
INTERSTATE BAKERIES CORP/DE/
filed 1997-08-22
CIK 829499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

(Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                May 31, 1997
                          ----------------------------------------------------
                                       OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ----------------     ---------------

Commission File Number 1-11165
                       -------

                         INTERSTATE BAKERIES CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                               43-1470322
--------------------                                   -----------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

12 East Armour Boulevard, Kansas City, Missouri                    64111
-----------------------------------------------                  ---------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (816) 502-4000
                                                              --------------

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered

Common Stock,
$.01 par value per share                     New York Stock Exchange
------------------------           -------------------------------------------

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

              [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,146,347,575 as of August 8, 1997. For these purposes only, the registrant has assumed that shares of Common Stock, $.01 par value per share, that may be deemed to be beneficially owned by certain members of the Board of Directors constitute shares held by affiliates of the registrant.

     There were 36,581,952 shares of Common Stock, $.01 par value per share, outstanding as of August 8, 1997.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
            Part and Item                     Document Incorporated
            of Form 10-K:                         By Reference
            -------------                     ---------------------

            Part II, Item 5                   Annual Report*

            Part II, Item 6                   Annual Report*

            Part II, Item 7                   Annual Report*

            Part II, Item 8                   Annual Report*

            Part III, Item 10                 Proxy Statement**

            Part III, Item 11                 Proxy Statement**

            Part III, Item 12                 Proxy Statement**

            Part III, Item 13                 Proxy Statement**
-------------------------------------------------------------------
       * Refers to portions of Registrant's annual report to security holders with respect to the fiscal year ended May 31, 1997.
      ** Refers to portions of Registrant's definitive proxy statement filed on August 22, 1997.

                          FORWARD-LOOKING STATEMENTS

     Certain statements incorporated by reference or made in this Report, including those under the captions "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, the future availability and prices of raw materials, the availability of capital on acceptable terms, the competitiveness of the bread and cake industry, potential environmental liabilities and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions (including in the bread and cake markets), Interstate Bakeries Corporation's ability to recover its raw material costs in the pricing of its products, the availability of capital on acceptable terms, actions of competitors and governmental entities, the extent to which Interstate Bakeries Corporation is able to develop new products and markets for its products, the time required for such development, the level of demand for such products, changes in Interstate Bakeries Corporation's business strategies and other factors.

                              PART  I

Item 1.    Business
-------    --------
General
-------
     Interstate Bakeries Corporation ("the Company"), through its wholly-owned operating subsidiary, Interstate Brands Corporation ("Brands"), is the largest baker and distributor of fresh bakery products in the United States. The Company produces, markets, distributes and sells a wide range of breads, rolls, snack cakes, donuts, sweet goods and related products. These products are sold under a number of national brand names, such as "Wonder," "Hostess" and "Home Pride," as well as regional brand names, including "Butternut," "Dolly Madison" and "Merita". Based on independent publicly available market data, "Wonder" white bread and "Home Pride" wheat bread are the number one and two selling branded breads sold in the United States.
"Hostess" products, including "Twinkies" and "Ho-Hos," are among the leading snack cake products sold in the United States.

     The principal executive offices of the Company are located at 12 East Armour Boulevard, Kansas City, Missouri 64111, and the telephone number is
(816) 502-4000.

     The Company distributes its products in markets representing approximately 90% of the United States population. The Company operates 67 bakeries and more than 1,400 thrift stores and employs over 32,000 people. Its driver-salesmen deliver products directly from the Company's over 1,200 distribution centers to more than 200,000 food outlets and stores.

     The Company or its predecessors have baked and distributed fresh bread and cake products since 1927. The Company has grown to its present size primarily through acquisitions of other baking businesses. In its 1988 fiscal year, the Company underwent a change in control through a leveraged buyout transaction and acquired 10 bakeries in the Southeastern United States. In July 1991, the Company returned to the public market by issuing shares of Common Stock. In July 1995, the Company acquired Continental Baking Company ("CBC") from Ralston Purina Company ("Ralston") for $220,000,000 in cash and 16,923,077 shares of the Common Stock. Since the acquisition of CBC, the Company has taken significant steps to continue to build and capitalize on the brand equity in the "Wonder" and "Hostess" brands. The Company has also worked to realize cost savings from the CBC acquisition and to achieve economies of scale in the operations of Brands and CBC. On July 29, 1997, Ralston issued $479,953,687.50 of 7% Stock Appreciation Income Linked Securities ("SAILS"), which are exchangeable at maturity, at the option of Ralston, for cash or up to 7,749,000 shares of the Company's Common Stock. Pursuant to the SAILS transaction, the Company repurchased 1,000,000 shares of its Common Stock from Ralston for $60,079,375, or $60.079375 per share, which amount was the closing sales price of the Common Stock on the New York Stock Exchange on July 23, 1997 of $61.9375 per share, less a 3% discount.

Products and Brands
-------------------
     The Company produces, markets, distributes and sells white breads, variety breads, crusty breads, reduced calorie breads, English muffins, rolls and buns under a number of well-known national brand names, including "Wonder," "Home Pride" and "Bread du Jour," and regional brand names including "Beefsteak," "Buttermaid," "Butternut," "Colombo," "Cotton's Holsum," "DiCarlo," "Eddy's," "Emperor Norton," "Holsum," "Merita," "Millbrook Farms," "Parisian," "Sweetheart," "Toscano" and "Weber's";
bagels under the brand name "Braun's"; and croutons under the brand names "Mrs. Cubbison's" and "Marie Callender's". The Company's snack cakes, donuts, sweet rolls, snack pies, breakfast pastries, variety cakes, large cakes and shortcakes are also sold under a number of well-known national and regional brand names, including "Hostess" and "Dolly Madison." The Company is also a baker and distributor of "Roman Meal" breads, including traditional Roman Meal bread, Roman Meal variety breads, Roman Meal light breads, Roman Meal buns, rolls and English muffins, and Sunmaid raisin bread. The Company's various brands are positioned across a wide spectrum of consumer categories and price points.

     The Company believes that its brand product trademarks such as "Wonder," "Hostess," "Home Pride," "Butternut" and "Dolly Madison" and product trademarks such as "Twinkies," "Ho-Hos" and "Zingers" are of material importance to its strategy of brand building. The Company also owns a number of patents related to the processes used in making the Company's bread and cake products. The Company takes appropriate action from time to time against third parties to prevent infringement of its trademarks and other intellectual property. The Company also enters into confidentiality agreements from time to time with employees and third parties as necessary to protect formulas and processes used in producing the Company's products.

Marketing and Distribution
--------------------------
     The majority of the Company's bread sales are through supermarkets, while the Company's cake products are sold principally through supermarkets and convenience stores. Cake sales tend to be somewhat seasonal, with a historically weak winter period, which the Company believes is attributable to home baking and consumption patterns during the holiday season. Spring and early summer months are historically stronger due to increased sales of shortcake products during the fresh strawberry season. No single customer accounts for more than 5% of the Company's net sales.

     The Company's marketing and advertising campaigns are conducted through targeted television and radio advertising, coupons in newspapers and other printed media.

     The Company distributes its products in markets representing approximately 90% of the United States population, with its strongest presence in southern California, the Pacific Northwest, the upper Midwest, the Northeast, the Mountain States, the Middle Atlantic States and Florida.
With plants and distribution centers across the United States, the Company is located close to the major marketplaces enabling efficient delivery and superior customer service. The Company does not keep a backlog of inventory as its fresh bakery products are promptly distributed to its customers after being produced.

     The Company's fresh bakery products are delivered from the Company's network of 67 bakeries to its over 1,200 distribution centers. The products are then delivered primarily to grocery and convenience stores by the Company's delivery/salesmen on its more than 10,000 Company-owned routes. Unsold products are picked up by the Company's delivery/salesmen and delivered to the Company's more than 1,400 thrift stores for retail sale. Thrift store sales represented approximately 12% of the net sales of the Company during the fifty-two week period ended May 31, 1997.

Sources and Availability of Raw Materials
-----------------------------------------
     The ingredients of bread and cake products, principally flour, sugar and edible oils, are readily available from numerous sources. Generally, the Company purchases its commodity requirements on the spot markets, although the Company attempts to lock in prices for raw materials through advance purchase contracts, generally not longer than one year in duration, when prices are expected to increase. Through its program of central purchasing of baking ingredients and packaging materials, the Company believes it is able to utilize its national presence to obtain competitive prices. The prices for raw materials are dependent on a number of factors including the results of crop production, transportation and processing costs, governmental legislation and policies and export sales demand. Although commodity prices have been volatile and may continue to be volatile, historically, the Company has been able to recover the majority of its commodity cost increases through increasing prices, switching to a higher-margin revenue mix and obtaining additional operating efficiencies.

Employees
---------
     The Company employs over 32,000 people. Approximately 81% of the Company's employees are covered by over 600 union contracts. Most of the Company's unionized workers are members of either the International Brotherhood of Teamsters or the Bakery, Confectionery and Tobacco Workers International Union. None of the 600 individual collective bargaining agreements is material to the Company's consolidated operations. The Company believes it has good relations with its union and nonunion employees.

Competition
-----------
     The Company faces intense competition in all of its markets from large, national bakeries and smaller regional operators, as well as from supermarket chains with their own bakeries or private label products and grocery stores with their own in-store bakeries. Competition is based on product quality, price, brand loyalty, effective promotional activities and the ability to identify and satisfy emerging consumer preferences. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is also an important competitive factor and is central to the competition for retail shelf space among bread and cake product distributors. The Earthgrains Company, CPC International, Inc. and Flowers Industries, Inc. are the Company's largest bread competitors, each marketing bread products under various brand names. McKee Foods Corp., Tasty Baking Co., Drake Bakeries and Entenmann's are the largest competitors of the Company with respect to cake sales. The Company from time to time experiences price pressure in certain of its markets as a result of competitors' promotional pricing practices. However, the Company believes that its geographic diversity helps to limit the effect of regionally-based competition.

Governmental Regulation; Environmental Matters
----------------------------------------------
     The Company's operations are subject to regulation by various federal, state and local governmental entities and agencies. As a baker of goods for human consumption, the Company's operations are subject to stringent quality and labeling standards, including the Federal Food and Drug Act. The operations of the Company's bakeries and its delivery fleet are subject to various federal, state and local environmental laws and workplace regulations, including the Occupational Safety and Health Act, the Fair Labor Standards Act, the Clean Air Act and the Clean Water Act. The Company believes that its current legal and environmental compliance programs adequately address such concerns and that it is in substantial compliance with such applicable laws and regulations.

     The Company has underground fuel storage tanks at various locations throughout the United States which are subject to federal and state regulations establishing minimum standards for such tanks and where necessary, remediation of associated contamination. The Company is presently in the process of testing and evaluating, and, if necessary, removing, replacing or upgrading such tanks in order to comply with such laws. In addition, the Company has received notices from the United States Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. Because of these activities, the Company may be required to share in the cost of cleanup with respect to a relatively small number of "Superfund" sites. The Company's ultimate liability in connection with these sites may depend on many factors including the volume of material contributed to the site, the number of other PRP's and their financial viability and the remediation methods and technology to be used. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of the Company's management, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not be material to the overall financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period.

Item 2.    Properties
-------    ----------
Bakeries
--------
     The Company produces substantially all of its products through its national network of 67 bakeries. All of the Company's bakeries are owned with the exception of a bakery in each of San Francisco, Sacramento and San Diego and the bakeries in Castroville and Montebello, California, which are located in leased premises. The Company's bakeries are located as follows:

          Akron, Ohio                    Memphis, Tennessee
          Alexandria, Louisiana          Miami, Florida
          Anchorage, Alaska              Milwaukee, Wisconsin
          Billings, Montana              Minonk, Illinois
          Birmingham, Alabama            Minot, North Dakota
          Boise, Idaho                   Monroe, Louisiana
          Boonville, Missouri            Montebello, California
          Buffalo, New York              Natick, Massachusetts
          Castroville, California        Oakland, California
          Charlotte, North Carolina      Ogden, Utah
          Cincinnati, Ohio               Orlando, Florida
          Columbus, Georgia              Peoria, Illinois
          Columbus, Indiana              Philadelphia, Pennsylvania
          Columbus, Ohio                 Pomona, California
          Davenport, Iowa                Portland, Oregon
          Decatur, Illinois              Richmond, Virginia
          Denver, Colorado               Roanoke, Virginia
          Detroit, Michigan              Rocky Mount, North Carolina
          Emporia, Kansas                Sacramento, California (2)
          Florence, South Carolina       Salt Lake City, Utah
          Glendale, California           San Diego, California (2)
          Grand Junction, Colorado       San Francisco, California (2)
          Grand Rapids, Michigan         San Pedro, California
          Hodgkins, Illinois             Schiller Park, Illinois
          Indianapolis, Indiana          Seattle, Washington (2)
          Jacksonville, Florida          Spokane, Washington
          Jamaica, New York              Springfield, Missouri
          Kansas City, Missouri          St. Louis, Missouri
          Knoxville, Tennessee           Tampa, Florida
          Los Angeles, California (3)    Tulsa, Oklahoma
                                         Waterloo, Iowa

     The Company attempts to realize operating synergies through consolidation of redundant facilities. For example, in 1996 the Company closed its East Brunswick, New Jersey and Utica, New York bakeries, sold its Tempe, Arizona bakery and closed its Dallas bakery and exchanged certain of its assets for the Roanoke, Virginia bakery of The Earthgrains Company. As a result of these measures, the Company was able to consolidate production of certain products, reduce costs and more efficiently utilize its remaining facilities.

     The Company also makes capital investments to update or retrofit its facilities to produce new products on existing lines and to increase line speeds. For example, the Company retrofitted production lines in Columbus, Georgia to produce snack cakes being produced by CBC in the Midwest and sold in the Southeast, thereby reducing transportation costs. The Company is completing a $20 million expansion and modernization of its Rocky Mount, North Carolina bakery to produce bread and buns for sale in the Southeast United States and has broken ground on the construction of a new state-of-the-art bread bakery near Toledo, Ohio. The Company believes that its other facilities are well maintained and does not foresee the need to make significant capital improvements to such existing facilities in the near future.

Other Properties
----------------
     The Company's over 1,200 distribution centers and more than 1,400 thrift stores are located throughout the Company's distribution area. Generally, each thrift store is between 500 and 1,600 square feet in size. Most of the stores are located at the Company's distribution centers, with the remainder located along the Company's distribution routes. The majority of the Company's distribution centers and thrift stores are located in leased premises.

Item 3.    Legal Proceedings
------     -----------------
     On July 20, 1995, the Company, CBC and the Antitrust Division of the United States Department of Justice ("DOJ") signed, and filed with the United States District Court for the Northern District of Illinois, stipulations for Final Judgment (the "Final Judgment") and for holding separate certain assets following the closing of the acquisition of CBC. The Final Judgment required the divestiture of one white pan bread label in certain counties in southern California, eastern Wisconsin, central Illinois and the Chicago area. The Company has divested, to the satisfaction of the DOJ, certain assets in eastern Wisconsin, central Illinois and the Chicago area, and is actively pursuing the divestiture required in southern California pursuant to the Final Judgment.

     The Company has been named as a defendant in various other claims arising out of its normal business operations. Based upon the facts available to date, management believes that the Company has meritorious defenses to these actions and that their ultimate resolution will not have a material adverse effect on the Company's financial position.

Item 4.    Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------
     Not applicable.

                             PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           -------------------------------------------------------------
           Matters
           -------
     The section entitled "Common Stock Information" appearing on page 3 of the Annual Report is incorporated herein by this reference. Note 3, entitled "Debt", to the consolidated financial statements appearing on pages 23 and 24 of the Annual Report is also incorporated herein by this reference with regard to limitations on cash dividends and Common Stock repurchases. The section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations", specifically the subsection entitled "Capital Resources and Liquidity" appearing on page 17 of the Annual Report is also incorporated herein by this reference with regard to planned common stock repurchases and dividend payments on the Common Stock. The 16,923,077 unregistered shares of the Company's Common Stock issued to Ralston on July 22, 1995 in connection with the Company's acquisition of CBC, were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Item 6.    Selected Financial Data
-------    -----------------------
     The section entitled "Five-Year Summary of Financial Data", appearing on page 15 of the Annual Report, is incorporated herein by this reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------
     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 16 to 17 of the Annual Report is incorporated herein by this reference.

Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------
     The consolidated financial statements and accompanying notes and Report of Independent Public Accountants appearing on pages 18 to 28 of the Annual Report are incorporated herein by this reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
           Financial Disclosure
           --------------------
     Not applicable.

                                    PART III

     The information required by Part III (Item 10, 11, 12 and 13) is incorporated herein by reference to the Company's definitive proxy statement, involving the election of directors, approval of the proposed Amendment to the Company's Restated Certificate of Incorporation and ratification of independent auditors filed on August 22, 1997.



                                    PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K
--------    --------------------------------------------------------------

     (a)    Documents Filed as Part of this Report:

            1.   Financial Statements

                 The following financial statements and report included in the Company's Annual Report are incorporated herein by reference:

                     Consolidated Balance Sheet at May 31, 1997 and June 1,
                     1996

                     For the 52 weeks ended May 31, 1997 and June 1, 1996, and the 53 weeks ended June 3, 1995:

                              Consolidated Statement of Income
                              Consolidated Statement of Cash Flows
                              Consolidated Statement of Stockholders' Equity

                     Notes to Consolidated Financial Statements

                     Report of Independent Public Accountants dated July 15,
                     1997

            2.   Financial Statement Schedule

                 The following report and schedule are filed herewith as a part hereof:

                     Report of Independent Public Accountants dated July 15,
                     1997

                     Schedule for the 52 weeks ended May 31, 1997 and June 1, 1996, and the 53 weeks ended June 3, 1995:

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

                                  INTERSTATE BAKERIES CORPORATION

Dated:  August 22, 1997           By: /s/ Charles A. Sullivan
                                      -------------------------------
                                      Charles A. Sullivan
                                      Chairman of the Board and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                              Capacities
Name of Signatory             In Which Signing               Date
-----------------             ----------------               ----

/s/ Charles A. Sullivan       Chairman of the Board,         August 22, 1997
-----------------------       Chief Executive Officer
Charles A. Sullivan           and Director (Principal
                              Executive Officer)

/s/ G. Kenneth Baum           Director                       August 22, 1997
-------------------
G. Kenneth Baum

/s/ Leo Benatar               Director                       August 22, 1997
---------------
Leo Benatar

/s/ E. Garrett Bewkes, Jr.    Director                       August 22, 1997
--------------------------
E. Garrett Bewkes, Jr.

/s/ Philip Briggs             Director                       August 22, 1997
-----------------
Philip Briggs

/s/ Robert B. Calhoun, Jr.    Director                       August 22, 1997
--------------------------
Robert B. Calhoun, Jr.

/s/ Frank E. Horton           Director                       August 22, 1997
-------------------
Frank E. Horton

/s/ William P. Stiritz        Director                       August 22, 1997
----------------------
William P. Stiritz

/s/ James R. Elsesser         Director                       August 22, 1997
---------------------
James R. Elsesser

/s/ Paul E. Yarick            Vice President and Treasurer   August 22, 1997
------------------            (Principal Financial Officer)
Paul E. Yarick

/s/ John F. McKenny           Vice President and Corporate   August 22, 1997
-------------------           Controller (Principal
John F. McKenny               Accounting Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Interstate Bakeries Corporation

     We have audited the consolidated financial statements of Interstate Bakeries Corporation and its subsidiaries as of May 31, 1997 and June 1, 1996, and for each of the three fiscal years in the period ended May 31, 1997, and have issued our report thereon dated July 15, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Interstate Bakeries Corporation and its subsidiaries, listed on Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
July 15, 1997

                       INTERSTATE BAKERIES CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
             FIFTY-TWO WEEKS ENDED MAY 31, 1997 AND JUNE 1, 1996,
                    AND FIFTY-THREE WEEKS ENDED JUNE 3, 1995
                                (In Thousands)

                    Balance at    Additions    Accounts     Balance
                    beginning      charged     charged      at end
Description         of period     to income      off       of period
-----------         ----------    ---------    --------    ---------
1997:
Reserve for
  discounts
  and allow-
  ances on
  accounts
  receivable        $ 7,414        $  563      $     -      $ 7,977
Allowance for
  doubtful
  accounts            3,606         2,478        1,507        4,577
                    -------        ------      -------      -------
                    $11,020        $3,041      $ 1,507      $12,554
                    =======        ======      =======      =======
1996:
Reserve for
  discounts
  and allow-
  ances on
  accounts
  receivable        $ 8,404        $ (990)     $     -      $ 7,414
Allowance for
  doubtful
  accounts            3,744           621          759        3,606
                    -------        ------      -------      -------
                    $12,148(1)     $ (369)     $   759      $11,020
                    =======        ======      =======      =======

1995:
Reserve for
  discounts
  and allow-
  ances on
  accounts
  receivable        $ 4,278        $  143      $     -      $ 4,421
Allowance for
  doubtful
  accounts            1,645           652          505        1,792
                    -------        ------      -------      -------
                    $ 5,923        $  795      $   505      $ 6,213
                    =======        ======      =======      =======
(1) Restated to include opening balance of Continental Baking Company acquired on July 22, 1995.

                                EXHIBIT INDEX
                                -------------
Exhibit
  No.       Exhibit
-------     ---------

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

   4.1 Article FOURTH of Restated Certificate of Incorporation of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit A to the Proxy Statement relating to the 1997 Annual Meeting of Stockholders of Interstate Bakeries Corporation).

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

  10.7 Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement relating to the 1996 Annual Meeting of Stockholders of Interstate Bakeries Corporation).

  11.1      Statement regarding computation of per share earnings.*

  13.1 Page 3 and pages 15 to 28 of the Interstate Bakeries Corporation annual report to security holders for the year ended May 31, 1997. (Those portions of the annual report to security holders not listed here shall not be deemed to be filed as a part of this Report.)*

  21.1 Subsidiaries of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 22.1 to the 1991 10-K).

            -------------------------
           * Filed herewith.