Form 10-Q
period 1997-08-23
INTERSTATE BAKERIES CORP/DE/
filed 1997-09-26
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 23, 1997

                               OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                        _______________

For the Quarter Ended August 23, 1997           Commission File Number 1-11165


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

               Yes / X /                       No /   /

     There were 36,589,155 shares of common stock, $.01 par value per share, outstanding on September 12, 1997.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED AUGUST 23, 1997


CONTENTS
--------

                   Description                                      Page
                   -----------                                      ----

PART I - FINANCIAL INFORMATION (UNAUDITED)
------------------------------------------

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              1-2

   Consolidated Balance Sheet                                         3

   Consolidated Statement of Income                                   4

   Consolidated Statement of Cash Flows                               5

   Notes to Consolidated Financial Statements                         6



PART II - OTHER INFORMATION
---------------------------

   Legal Proceedings                                            Not Applicable

   Changes in Securities                                        Not Applicable

   Defaults Upon Senior Securities                              Not Applicable

   Submission of Matters to a Vote of Security Holders          Not Applicable

   Other Information                                            Not Applicable

   Exhibits and Reports on Form 8-K                                   7

   Signatures                                                         8

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------

Net sales for the first quarter of fiscal 1998, the twelve weeks ended August 23, 1997, were $763,719,000, up $10,094,000 or 1.3%, from prior year net sales of $753,625,000. This increase represents slightly higher selling prices and favorable mix changes, with unit volume holding steady.

Gross profit was 52.6% of net sales for the first quarter of fiscal 1998, up from 50.4% of net sales in the prior year. This improvement resulted from lower ingredient costs, primarily flour, partially offset by higher labor and labor-related costs.

Selling, delivery and administrative expenses increased 2.4% over the first quarter of fiscal 1997. Higher labor and labor-related expenses resulted in this slight increase in selling, delivery and administrative expenses as a percentage of net sales to 42.3% from 41.9% the prior year.

Based upon these factors, operating income for the first quarter of fiscal 1998 was $54,755,000, an increase of $16,020,000 and 41.4% over the prior year's $38,735,000.

Interest expense for the first quarter of fiscal 1998 was $4,466,000, down $1,371,000 from the prior year's expense of $5,837,000. The lower expense reflects lower average borrowing levels, as well as slightly lower interest rates.

The effective tax rates for fiscal 1998 and 1997 were 40.7% and 43.6%, respectively. Non-deductible intangible asset amortization was responsible for the higher effective tax rate in fiscal 1997.

Reflecting these improvements, net income for the first quarter of fiscal 1998 was $29,880,000, or $.79 per share, up $11,213,000 and $.30 per share from fiscal 1997's $18,667,000 and $.49 per share. The earnings per share gain represents a 61.2% improvement over the prior year.

                INTERSTATE BAKERIES CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS




Changes in Financial Condition
------------------------------

Cash generated by operating activities for the twelve weeks ended August 23, 1997 was $59,638,000 compared to $53,523,000 a year ago, with the increase primarily attributable to improved operations. Cash generated by operations during fiscal 1998, along with increased borrowings of $18,000,000, was used to repurchase common stock of $60,090,000, fund capital expenditures of $14,491,000 and pay common stock dividends of $5,072,000.

As noted in the Company's Annual Report on Form 10-K for the year ended May 31, 1997, cash flows from operations and borrowing capacity under the bank credit facility should be sufficient to meet the ongoing cash requirements in the current year.

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                  August 23,        May 31,
                                                     1997            1997
                                                 ------------     -----------
Assets
  Current assets:
    Accounts receivable, less allowance
     for doubtful accounts of $4,625,000
     ($4,577,000 at May 31)                      $   199,182      $  190,747
    Inventories                                       63,572          63,962
    Other current assets                              65,329          70,453
                                                  ----------      ----------
        Total current assets                         328,083         325,162
                                                  ----------      ----------
  Property and equipment:
    Land and buildings                               295,376         291,526
    Machinery and equipment                          794,375         784,910
                                                  ----------      ----------
                                                   1,089,751       1,076,436
    Less accumulated depreciation                   (290,670)       (269,153)
                                                  ----------      ----------
        Net property and equipment                   799,081         807,283
                                                  ----------      ----------
  Intangibles                                        357,976         360,642
                                                  ----------      ----------
                                                  $1,485,140      $1,493,087
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Accounts payable                              $  141,093      $  146,638
    Accrued expenses                                 215,283         201,878
                                                  ----------      ----------
        Total current liabilities                    356,376         348,516
                                                  ----------      ----------
  Long-term debt                                     269,000         251,000
  Other liabilities                                  232,079         230,967
  Deferred income taxes                              123,882         123,882
                                                  ----------      ----------
        Total long-term liabilities                  624,961         605,849
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 60,000,000 shares; issued -
     39,293,000 shares (39,265,000 at May 31)            393             393
    Additional paid-in capital                       529,490         529,127
    Retained earnings                                 68,036          43,228
    Treasury stock, at cost - 2,709,000 shares
     (1,708,000 at May 31)                           (94,116)        (34,026)
                                                  ----------      ----------
        Total stockholders' equity                   503,803         538,722
                                                  ----------      ----------
                                                  $1,485,140      $1,493,087
                                                  ==========      ==========
                          See accompanying notes.

                         INTERSTATE BAKERIES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                         (000'S EXCEPT PER SHARE DATA)


                                                   Twelve Weeks Ended
                                                 ----------------------
                                                 August 23,   August 24,
                                                    1997         1996
                                                 ----------   ----------

Net sales                                         $763,719     $753,625
                                                  --------     --------
Cost of products sold                              362,155      374,139
Selling, delivery and administrative
 expenses                                          323,326      315,749
Depreciation and amortization                       23,483       25,002
                                                  --------     --------
                                                   708,964      714,890
                                                  --------     --------
Operating income                                    54,755       38,735
                                                  --------     --------
Other income                                           (99)        (200)
Interest expense                                     4,466        5,837
                                                  --------     --------
                                                     4,367        5,637
                                                  --------     --------
Income before income taxes                          50,388       33,098
Provision for income taxes                          20,508       14,431
                                                  --------     --------
Net income                                        $ 29,880     $ 18,667
                                                  ========     ========

Earnings per share                                $    .79     $    .49
                                                  ========     ========
Weighted average common and common
 equivalent shares outstanding                      37,938       37,785
                                                  ========     ========

                            See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                            (000's)
                                                       Twelve Weeks Ended
                                                   --------------------------
                                                    August 23,    August 24,
                                                       1997          1996
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                        $ 29,880      $ 18,667
  Depreciation and amortization                       23,483        25,002
  Other                                                1,336        (3,719)
  Change in operating assets and liabilities:
    Accounts receivable                               (8,435)        3,913
    Inventories                                          390        (2,664)
    Other current assets                               5,124        (1,873)
    Accounts payable and accrued expenses              7,860        14,197
                                                     -------       -------
        Cash from operating activities                59,638        53,523
                                                     -------       -------

Cash flows from investing activities:
  Additions to property and equipment                (14,491)      (16,967)
  Sale of assets                                       1,811           350
  Other                                                 (159)         (557)
                                                     -------       -------
        Cash from investing activities               (12,839)      (17,174)
                                                     -------       -------

Cash flows from financing activities:
  Addition (reduction) of long-term debt              18,000       (20,205)
  Common stock dividends paid                         (5,072)       (4,659)
  Issuance of common stock                               363         1,691
  Acquisition of treasury stock                      (60,090)           (1)
                                                     -------       -------
        Cash from financing activities               (46,799)      (23,174)
                                                     -------       -------
Change in cash and cash equivalents                        -        13,175

Cash and cash equivalents:
  Beginning of period                                      -             -
                                                     -------       -------
  End of period                                     $      -      $ 13,175
                                                     =======       =======
Supplemental disclosures:
  Interest paid                                     $  6,536      $  7,997
  Income taxes paid                                    1,958         5,144

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

2.  Inventories
    -----------

The components of inventories are as follows:

                                                          (000's)
                                                -------------------------
                                                August 23,       May 31,
                                                   1997           1997
                                                ----------     ----------

           Ingredients and packaging              $41,844        $43,195
           Finished goods                          16,192         14,420
           Other                                    5,536          6,347
                                                  -------        -------
                                                  $63,572        $63,962
                                                  =======        =======


3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                     Twelve Weeks Ended
                                                ----------------------------
                                                 August 23,      August 24,
                                                    1997            1996
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          4.8             4.5
           Intangibles amortization                  1.4             3.2
           Other                                     (.5)             .9
                                                --------         -------
                                                    40.7%           43.6%
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







                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)




DATE: September 18, 1997                      /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, Chairman
                                               and Chief Executive Officer




DATE: September 18, 1997                      /s/ John F. McKenny
                                              -------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer