Form 10-Q
period 1997-11-15
INTERSTATE BAKERIES CORP/DE/
filed 1997-12-19
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 15, 1997

                               OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                        _______________

For the Quarter Ended November 15, 1997        Commission File Number 1-11165

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

               Yes / X /                       No /   /

     There were 73,299,010 shares of common stock, $.01 par value per share, outstanding on December 15, 1997.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED NOVEMBER 15, 1997



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

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net sales for the second quarter of fiscal 1998, the twelve weeks ended November 15, 1997, were $754,167,000, down $4,211,000 or .6% from net sales of $758,378,000 in the prior year. Excluding the impact of acquired and disposed operations, net sales for the quarter were down .4%. Year-to-date net sales for fiscal 1998 were $1,517,886,000, an increase of $5,883,000, or
 .4%, over net sales of $1,512,003,000 in fiscal 1997. Selling prices remained steady for the quarter, while non-branded bread unit volume was down somewhat due to mix changes to higher-margin, branded products. Unit volume for branded bread and cake showed slight improvements for both the quarter and year-to-date.

Gross profit was 53.3% of net sales for the second quarter of 1998, up from 51.8% of net sales in the prior year. Year-to-date gross profit increased to 52.9% of net sales from the prior year's 51.1%. These improvements resulted from lower ingredient costs, primarily flour, partially offset by higher labor and labor-related costs.

Selling, delivery and administrative expense represented 41.9% of net sales for the quarter, consistent with 41.8% in the prior year. Year-to-date selling, delivery and administrative expenses were 42.1% of net sales, up slightly from 41.9% in the prior year, due to slightly higher labor and labor-related expenses.

Based upon these factors, operating income for the second quarter of fiscal 1998 was $62,246,000, up $11,120,000 or 21.8% from the prior year's
$51,126,000. Year-to-date operating income was up $27,140,000, or 30.2%, to $117,001,000 from $89,861,000 in fiscal 1997.

Interest expense declines of $915,000 and $2,286,000 for the second quarter and year-to-date, respectively, reflect lower average borrowing levels, as well as slightly lower interest rates during these periods.

The effective tax rates for fiscal 1998 and 1997 were 40.7% and 43.1%, respectively. Non-deductible intangible asset amortization was responsible for the higher effective tax rate in fiscal 1997.

Reflecting these improvements, net income for the second quarter of fiscal
1998 was $34,247,000, or $.46 per share, compared to $26,242,000, or $.35 per share, the prior year. Year-to-date net income improved to $64,127,000, or $.85 per share, from $44,909,000, or $.59 per share, last year. These earnings per share amounts, which have been adjusted for a two-for-one stock split effected in the form of a stock dividend paid November 3, 1997, represent improvements of 31.4% and 44.1% for the quarter and year-to-date, respectively.

                INTERSTATE BAKERIES CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



Changes in Financial Condition
------------------------------

Cash generated by operating activities for the twenty-four weeks ended November 15, 1997 was $117,975,000 compared to $77,145,000 a year ago. This increase of $40,830,000 reflects improved operations and a net improvement in working capital components. Cash generated by operations during fiscal 1998 was used to repurchase common stock of $61,214,000, fund net capital expenditures of $31,521,000, pay common stock dividends of $10,201,000 and reduce debt by $17,000,000.

On October 20, 1997, the Company signed an agreement to acquire the assets of the John J. Nissen Baking companies ("Nissen"), a major baker and distributor of fresh bread to the New England region. Sales of Nissen-branded products exceed $115 million annually. The transaction, which has been cleared by federal regulators, is scheduled to close in early January 1998.

As noted in the Company's Annual Report on Form 10-K for the year ended May 31, 1997, cash flows from operations and borrowing capacity under the bank credit facility should be sufficient to meet the ongoing cash requirements in the current year, including the Nissen acquisition.

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                 November 15,       May 31,
                                                     1997            1997
                                                 ------------     -----------
Assets
  Current assets:
   Accounts receivable, less allowance
    for doubtful accounts of $5,035,000
    ($4,577,000 at May 31)                        $  199,576      $  190,747
   Inventories                                        65,380          63,962
   Other current assets                               77,849          70,453
                                                  ----------      ----------
        Total current assets                         342,805         325,162
                                                  ----------      ----------
  Property and equipment:
     Land and buildings                              300,494         291,526
     Machinery and equipment                         798,275         784,910
                                                  ----------      ----------
                                                   1,098,769       1,076,436
     Less accumulated depreciation                  (301,928)       (269,153)
                                                  ----------      ----------
        Net property and equipment                   796,841         807,283
                                                  ----------      ----------
  Intangibles                                        356,914         360,642
                                                  ----------      ----------
                                                  $1,496,560      $1,493,087
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   25,000      $        -
    Accounts payable                                 141,611         146,638
    Accrued expenses                                 240,141         201,878
                                                  ----------      ----------
        Total current liabilities                    406,752         348,516
                                                  ----------      ----------
  Long-term debt                                     209,000         251,000
  Other liabilities                                  223,279         230,967
  Deferred income taxes                              123,882         123,882
                                                  ----------      ----------
        Total long-term liabilities                  556,161         605,849
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 120,000,000 shares; issued -
     78,732,000 shares (78,530,000 at May 31)            787             393
    Additional paid-in capital                       531,340         529,127
    Retained earnings                                 96,760          43,228
    Treasury stock, at cost - 5,448,000 shares
     (3,416,000 at May 31)                           (95,240)        (34,026)
                                                  ----------      ----------
        Total stockholders' equity                   533,647         538,722
                                                  ----------      ----------
                                                  $1,496,560      $1,493,087
                                                  ==========      ==========

                           See accompanying notes.
                                     -3-

                                        INTERSTATE BAKERIES CORPORATION
                                       CONSOLIDATED STATEMENT OF INCOME
                                                 (UNAUDITED)
                                        (000'S EXCEPT PER SHARE DATA)

                                                   Twelve Weeks Ended            Twenty-Four Weeks Ended
                                                --------------------------     ----------------------------
                                                November 15,  November 16,     November 15,    November 16,
                                                    1997          1996             1997            1996
                                                ------------  ------------     ------------    ------------
Net sales                                         $754,167      $758,378        $1,517,886      $1,512,003
                                                  --------      --------        ----------      ----------
Cost of products sold                              352,130       365,865           714,285         740,004
Selling, delivery and administrative
 expenses                                          316,217       317,373           639,543         633,122
Depreciation and amortization                       23,574        24,014            47,057          49,016
                                                  --------      --------        ----------      ----------
                                                   691,921       707,252         1,400,885       1,422,142
                                                  --------      --------        ----------      ----------
Operating income                                    62,246        51,126           117,001          89,861
                                                  --------      --------        ----------      ----------
Other income                                           (79)         (190)             (178)           (390)
Interest expense                                     4,573         5,488             9,039          11,325
                                                  --------      --------        ----------      ----------
                                                     4,494         5,298             8,861          10,935
                                                  --------      --------        ----------      ----------
Income before income taxes                          57,752        45,828           108,140          78,926
Provision for income taxes                          23,505        19,586            44,013          34,017
                                                  --------      --------        ----------      ----------
Net income                                        $ 34,247      $ 26,242        $   64,127      $   44,909
                                                  ========      ========        ==========      ==========

Earnings per share                                $    .46      $    .35        $      .85      $      .59
                                                  ========      ========        ==========      ==========
Weighted average common and common
 equivalent shares outstanding                      74,725        76,058            75,303          75,814
                                                  ========      ========        ==========      ==========

                                 See accompanying notes.
                                           -4-

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                           (000's)
                                                    Twenty-Four Weeks Ended
                                                   --------------------------
                                                   November 15,  November 16,
                                                       1997          1996
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                         $ 64,127      $ 44,909
  Depreciation and amortization                        47,057        49,016
  Other                                                (8,802)       (5,819)
  Change in operating assets and liabilities:
    Accounts receivable                                (8,829)       (3,905)
    Inventories                                        (1,418)       (2,267)
    Other current assets                               (7,396)       (2,421)
    Accounts payable and accrued expenses              33,236        (2,368)
                                                     --------      --------
        Cash from operating activities                117,975        77,145
                                                     --------      --------

Cash flows from investing activities:
  Additions to property and equipment                 (33,726)      (30,312)
  Sale of assets                                        2,205           888
  Other                                                  (252)       (1,116)
                                                     --------      --------
        Cash from investing activities                (31,773)      (30,540)
                                                     --------      --------

Cash flows from financing activities:
  Reduction of long-term debt                         (17,000)      (38,205)
  Common stock dividends paid                         (10,201)       (9,717)
  Issuance of common stock                              2,213         2,746
  Acquisition of treasury stock                       (61,214)           (1)
                                                     --------      --------
        Cash from financing activities                (86,202)      (45,177)
                                                     --------      --------
Change in cash and cash equivalents                         -         1,428

Cash and cash equivalents:
  Beginning of period                                       -             -
                                                     --------      --------
  End of period                                      $      -      $  1,428
                                                     ========      ========
Supplemental disclosures:
  Interest paid                                      $  9,482      $ 11,918
  Income taxes paid                                    20,517        37,352

                             See accompanying notes.
                                       -5-

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

2.  Inventories
    -----------

The components of inventories are as follows:

                                                          (000's)
                                                -------------------------
                                                November 15,     May 31,
                                                    1997          1997
                                                ------------   ----------

           Ingredients and packaging              $43,449        $43,195
           Finished goods                          16,265         14,420
           Other                                    5,666          6,347
                                                  -------        -------
                                                  $65,380        $63,962
                                                  =======        =======

3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                  Twenty-Four Weeks Ended
                                                ----------------------------
                                                November 15,    November 16,
                                                    1997            1996
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          4.8             4.6
           Intangibles amortization                  1.4             2.8
           Other                                     (.5)             .7
                                                  ------          ------
                                                    40.7%           43.1%
                                                  ======          ======

The provision for income taxes for the current quarter of both fiscal years includes any adjustments for revisions in the projected annual effective tax rate.

4.  Stock Split
    -----------

On September 23, 1997, the shareholders of the Company approved an increase in the number of authorized common shares to 120,000,000. The same day the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend payable November 3, 1997 to stockholders of record on October 15, 1997. All share and per share amounts have been adjusted to reflect this stock split.

5.  Pending Acquisition
    -------------------

On October 20, 1997, the Company signed an agreement to acquire the assets of the John J. Nissen Baking companies, a major baker and distributor of fresh bread to the New England region. Sales of Nissen-branded products exceed $115 million annually. The transaction, which has been cleared by federal regulators, is scheduled to close in early January 1998.

                                 PART II



ITEM 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits filed with this report

         1) 3.3 - Certificate of Amendment to the Restated Certificate of Incorporation

         2)   11 - Schedule regarding computation of per share earnings

         3)   27 - Financial data schedule

     b) Reports on Form 8-K

         1) A Report on Form 8-K was filed by the Company on September 29, 1997. The Report set forth information regarding the approval by the Company's stockholders of an amendment to the Company's Restated Certificate of Incorporation which increased the number of authorized shares of all classes of stock which the Company has authority to issue from 61,000,000 to 121,000,000. The Report also disclosed the declaration by the Company's Board of Directors of (i) the two-for-one stock split effected in the form of a stock dividend, paid on November 3, 1997 to stockholders of record of the Company's Common Stock at the close of business on October 15, 1997 and (ii) the increase in the quarterly cash dividend to $0.14 per share of Common Stock on a pre-split basis.

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







                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)




DATE: December 19, 1997                       /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, Chairman
                                               and Chief Executive Officer




DATE: December 19, 1997                       /s/ John F. McKenny
                                              -------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer