Form 10-Q
period 1998-03-07
INTERSTATE BAKERIES CORP/DE/
filed 1998-04-06
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 7, 1998

                               OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                        _______________

For the Quarter Ended March 7, 1998        Commission File Number 1-11165


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

               Yes / X /                       No /   /

     There were 73,003,783 shares of common stock, $.01 par value per share, outstanding on April 3, 1998.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                        QUARTER ENDED MARCH 7, 1998


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

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------

Net sales for the third quarter of fiscal 1998, the sixteen weeks ended March 7, 1998, were $964,778,000, up $19,520,000 and 2.1% from net sales of
$945,258,000 in the prior year. Excluding the impact of acquired and disposed operations, net sales for the quarter were down .8%. Year-to-date net sales for the first forty weeks of fiscal 1998 were $2,482,664,000, an increase of $25,403,000 over net sales of $2,457,261,000 in fiscal 1997. Selling prices remained steady for the quarter, while non-branded bread and cake unit volume was down due to mix changes to higher-margin, branded products. Unit volume for branded bread and cake showed slight improvements for both the quarter and year-to-date.

Gross profit was 52.6% of net sales for the third quarter of 1998, up from 50.7% of net sales in the prior year. Year-to-date gross profit increased to 52.8% of net sales from the prior year's 50.9%. These improvements resulted from lower ingredient costs, primarily flour, partially offset by higher labor and labor-related costs.

Selling, delivery and administrative expenses represented 43.5% of net sales for the quarter, up from 42.7% in the prior year. Year-to-date selling, delivery and administrative expenses were 42.7% of net sales compared to the prior year's 42.2%. The year-to-year dollar increases in selling, delivery and administrative expenses were 4.2% and 2.2% for the quarter and year-to-date, respectively, primarily reflecting inflationary increases in labor and labor-related costs as well as acquisitions.

Based upon these factors, operating income for the third quarter of fiscal 1998 was $55,894,000, up $9,626,000 or 20.8% from the prior year's
$46,268,000. Year-to-date operating income was up $36,766,000, or 27.0%, to $172,895,000 from $136,129,000 in fiscal 1997.

Interest expense declines of $852,000 and $3,138,000 for the third quarter and year-to-date, respectively, reflect lower average borrowing levels, as well as slightly lower interest rates during these periods.

The effective tax rates for fiscal 1998 and 1997 were 40.7% and 43.1%, respectively. Non-deductible intangible asset amortization was responsible for the higher effective tax rate in fiscal 1997.

Reflecting these overall improvements, net income for the third quarter of fiscal 1998 was $29,871,000, or $.40 per share (diluted basis), compared to $22,629,000, or $.30 per share, the prior year. Year-to-date net income improved to $93,998,000, or $1.25 per share (diluted basis), from $67,538,000, or $.89 per share, last year. These earnings per share amounts, which have been adjusted for a two-for-one stock split effected in the form of a stock dividend paid November 3, 1997, represent improvements of 33.3% and 40.4% for the quarter and year-to-date, respectively.


Adoption of New Accounting Standard
-----------------------------------

During the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaces primary earnings per share with a dual presentation of basic and diluted earnings per share. Earnings per share amounts for prior periods have been restated in accordance with the new standard.


Changes in Financial Condition
------------------------------

Cash generated by operating activities for the forty weeks ended March 7, 1998 was $157,337,000 compared to $144,327,000 a year ago. This increase of $13,010,000 reflects improved operations, offset by an increase in working capital. Cash generated by operations during fiscal 1998, along with additional borrowings of $23,000,000 and stock issuance proceeds of $5,194,000, was used to repurchase common stock of $65,333,000, fund net capital expenditures of $60,927,000, acquire a business for $43,671,000 and pay common stock dividends of $15,336,000.

On January 4, 1998, the Company acquired the assets of the John J. Nissen Baking companies ("Nissen"), a major baker and distributor of fresh bread to the New England region. Sales of Nissen-branded products exceed $115 million annually. In conjunction with the Nissen acquisition, the Company will be spending approximately $42 million to complete the $60 million Biddeford, Maine bakery under construction at the acquisition date.

As noted in the Company's Annual Report on Form 10-K for the year ended May 31, 1997, cash flows from operations and borrowing capacity under the bank credit facility should be sufficient to meet the ongoing cash requirements in the current year, including the Nissen acquisition and Biddeford construction.

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                   March 7,         May 31,
                                                     1998            1997
                                                 ------------     -----------
Assets
  Current assets:
   Accounts receivable, less allowance
    for doubtful accounts of $5,012,000
    ($4,577,000 at May 31)                        $  191,927      $  190,747
   Inventories                                        64,475          63,962
   Other current assets                               76,906          70,453
                                                  ----------      ----------
        Total current assets                         333,308         325,162
                                                  ----------      ----------
  Property and equipment:
     Land and buildings                              334,194         291,526
     Machinery and equipment                         822,937         784,910
                                                  ----------      ----------
                                                   1,157,131       1,076,436
     Less accumulated depreciation                  (323,595)       (269,153)
                                                  ----------      ----------
        Net property and equipment                   833,536         807,283
                                                  ----------      ----------
  Intangibles                                        372,095         360,642
                                                  ----------      ----------
                                                  $1,538,939      $1,493,087
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   25,000      $        -
    Accounts payable                                 143,889         146,638
    Accrued expenses                                 203,050         201,878
                                                  ----------      ----------
        Total current liabilities                    371,939         348,516
                                                  ----------      ----------
  Long-term debt                                     249,000         251,000
  Other liabilities                                  236,873         230,967
  Deferred income taxes                              123,882         123,882
                                                  ----------      ----------
        Total long-term liabilities                  609,755         605,849
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 120,000,000 shares; issued -
     79,009,000 shares (78,530,000 at May 31)            790             393
    Additional paid-in capital                       534,318         529,127
    Retained earnings                                121,496          43,228
    Treasury stock, at cost - 5,571,000 shares
     (3,416,000 at May 31)                           (99,359)        (34,026)
                                                  ----------      ----------
        Total stockholders' equity                   557,245         538,722
                                                  ----------      ----------
                                                  $1,538,939      $1,493,087
                                                  ==========      ==========

                            See accompanying notes.

                                        INTERSTATE BAKERIES CORPORATION
                                       CONSOLIDATED STATEMENT OF INCOME
                                                 (UNAUDITED)
                                        (000'S EXCEPT PER SHARE DATA)

                                                   Sixteen Weeks Ended               Forty Weeks Ended
                                                --------------------------     ----------------------------
                                                  March 7,      March 8,         March 7,        March 8,
                                                    1998          1997             1998            1997
                                                ------------  ------------     ------------    ------------
Net sales                                         $964,778      $945,258        $2,482,664      $2,457,261
                                                  --------      --------        ----------      ----------
Cost of products sold                              457,054       465,891         1,171,339       1,205,895
Selling, delivery and administrative
 expenses                                          419,984       403,174         1,059,527       1,036,296
Depreciation and amortization                       31,846        29,925            78,903          78,941
                                                  --------      --------        ----------      ----------
                                                   908,884       898,990         2,309,769       2,321,132
                                                  --------      --------        ----------      ----------
Operating income                                    55,894        46,268           172,895         136,129
                                                  --------      --------        ----------      ----------
Other income                                          (291)         (166)             (469)           (556)
Interest expense                                     5,812         6,664            14,851          17,989
                                                  --------      --------        ----------      ----------
                                                     5,521         6,498            14,382          17,433
                                                  --------      --------        ----------      ----------
Income before income taxes                          50,373        39,770           158,513         118,696
Provision for income taxes                          20,502        17,141            64,515          51,158
                                                  --------      --------        ----------      ----------
Net income                                        $ 29,871      $ 22,629        $   93,998      $   67,538
                                                  ========      ========        ==========      ==========

Earnings per share:
  Basic                                           $    .41      $    .30        $     1.28      $      .90
                                                  ========      ========        ==========      ==========
  Diluted                                         $    .40      $    .30        $     1.25      $      .89
                                                  ========      ========        ==========      ==========

                                            See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                            (000's)
                                                        Forty Weeks Ended
                                                   --------------------------
                                                     March 7,      March 8,
                                                       1998          1997
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                         $ 93,998      $ 67,538
  Depreciation and amortization                        78,903        78,941
  Other                                                (6,880)      (10,502)
  Change in operating assets and liabilities:
    Accounts receivable                                 7,503         3,144
    Inventories                                         1,038         5,684
    Other current assets                               (6,398)        6,869
    Accounts payable and accrued expenses             (10,827)       (7,347)
                                                     --------      --------
        Cash from operating activities                157,337       144,327
                                                     --------      --------

Cash flows from investing activities:
  Acquisition of a business                           (43,671)            -
  Additions to property and equipment                 (64,092)      (54,203)
  Sale of assets                                        3,165        13,842
  Other                                                  (264)        6,736
                                                     --------      --------
        Cash from investing activities               (104,862)      (33,625)
                                                     --------      --------

Cash flows from financing activities:
  Reduction of long-term debt                               -      (126,205)
  Addition to long-term debt                           23,000        40,000
  Common stock dividends paid                         (15,336)      (14,789)
  Issuance of common stock                              5,194         5,053
  Acquisition of treasury stock                       (65,333)       (4,022)
                                                     --------      --------
        Cash from financing activities                (52,475)      (99,963)
                                                     --------      --------
Change in cash and cash equivalents                         -        10,739

Cash and cash equivalents:
  Beginning of period                                       -             -
                                                     --------      --------
  End of period                                      $      -      $ 10,739
                                                     ========      ========
Supplemental disclosures:
  Interest paid                                      $ 16,520      $ 20,754
  Income taxes paid                                    71,812        52,563

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


2.  Inventories
    -----------

The components of inventories are as follows:

                                                          (000's)
                                                -------------------------
                                                  March 7,       May 31,
                                                    1998          1997
                                                ------------   ----------

           Ingredients and packaging              $43,634        $43,195
           Finished goods                          14,590         14,420
           Other                                    6,251          6,347
                                                  -------        -------
                                                  $64,475        $63,962
                                                  =======        =======

3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:
                                                     Forty Weeks Ended
                                                ----------------------------
                                                  March 7,        March 8,
                                                    1998            1997
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          4.8             4.6
           Intangibles amortization                  1.4             2.8
           Other                                     (.5)             .7
                                                  ------          ------
                                                    40.7%           43.1%
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

5.  Acquisition
    -----------

On January 4, 1998, the Company acquired the assets of the John J. Nissen Baking companies, a major baker and distributor of fresh bread to the New England region. Sales of Nissen-branded products exceed $115 million annually. The transaction has been accounted for as a purchase.


6.  Adoption of New Accounting Standard
    -----------------------------------

During the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaces primary earnings per share with a dual presentation of basic and diluted earnings per share. Earnings per share amounts for prior periods have been restated in accordance with the new standard. Following is a reconciliation between basic and diluted weighted average shares outstanding used in the Company's earnings per share computations (000's):

                                Sixteen Weeks Ended      Forty Weeks Ended
                               ---------------------   ---------------------
                               March 7,     March 8,   March 7,     March 8,
                                 1998         1997       1998         1997
                               --------     --------   --------     --------
Basic weighted average
 common shares outstanding      73,349       75,058     73,665       74,882

Effect of dilutive stock
 compensation                    1,418        1,528      1,389        1,208
                               --------     --------   --------     --------
Dilutive weighted average
 common shares outstanding      74,767       76,586     75,054       76,090
                               ========     ========   ========     ========

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




DATE: April 3, 1998                          /s/ Charles A. Sullivan

                                             -------------------------------
                                             Charles A. Sullivan, Chairman
                                              and Chief Executive Officer




DATE: April 3, 1998                          /s/ John F. McKenny
                                             -------------------------------
                                             John F. McKenny, Vice President/
                                              Corporate Controller and
                                              Principal Accounting Officer