Form 10-Q/A
period 1998-03-07
INTERSTATE BAKERIES CORP/DE/
filed 1998-04-28
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549
                                       Form 10-Q/A #1

     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                       of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Amendment #1)

                 For the quarterly period ended March 7, 1998

                                   OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the transition period from ____________ to ___________

                            _________________________

For the Quarter Ended March 7, 1998         Commission File Number 1-11165

                        INTERSTATE BAKERIES CORPORATION
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                   43-1470322
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Indentification No.)
 incorporation or organization)

12 East Armour Boulevard, Kansas City, Missouri                       64111
-----------------------------------------------                     ---------
    (Address of principal executive offices)                         Zip Code

        (Registrant's telephone number, including area code)   (816)502-4000
                                                               -------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)
                                -------------------------

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

     a)  Exhibits filed with this report

         1) 11 - Schedule regarding computation of per share earnings.

         2) 27 - Financial data schedule for the 40 weeks ended March 7,1998.

         3) 27.1 - Restated financial data schedule for the fiscal year ended June 1, 1996.

         4) 27.2 - Restated financial data schedules for the 12 weeks ended August 24, 1996, the 24 weeks ended
                   November 16, 1996, the 40 weeks ended March 8, 1997 and the fiscal year ended May 31, 1997.

         5) 27.3 - Restated financial data schedules for the 12 weeks ended August 23, 1997 and the 24 weeks ended
                   November 15, 1997.

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




                                     Interstate Bakeries Corporation
                                     -------------------------------
                                             (Registrant)





DATE: April 28, 1998                 /s/ John F. McKenny
                                     -------------------------------
                                     John F. McKenny, Vice President/
                                      Corporate Controller and
                                      Principal Accounting Officer