Form 10-K
period 1998-05-30
INTERSTATE BAKERIES CORP/DE/
filed 1998-08-20
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

(Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                May 30, 1998
                          ----------------------------------------------------
                                       OR

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

              [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,090,609,823 as of August 7, 1998. For these purposes only, the registrant has assumed that shares of Common Stock, $.01 par value per share, that may be deemed to be beneficially owned by certain members of the Board of Directors constitute shares held by affiliates of the registrant.

     There were 72,164,135 shares of Common Stock, $.01 par value per share, outstanding as of August 7, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
            Part and Item                     Document Incorporated
            of Form 10-K:                         By Reference
            -------------                     ---------------------

            Part II, Item 5                   Annual Report*

            Part II, Item 6                   Annual Report*

            Part II, Item 7                   Annual Report*

            Part II, Item 8                   Annual Report*

            Part III, Item 10                 Proxy Statement**

            Part III, Item 11                 Proxy Statement**

            Part III, Item 12                 Proxy Statement**

            Part III, Item 13                 Proxy Statement**
-------------------------------------------------------------------
       * Refers to portions of Registrant's annual report to security holders with respect to the fiscal year ended May 30, 1998.
      ** Refers to portions of Registrant's definitive proxy statement filed on August 20, 1998.

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

                                    PART  I

Item 1.    Business
-------    --------

General
-------

     Interstate Bakeries Corporation ("the Company"), a Delaware corporation incorporated in 1987, is the largest baker and distributor of fresh bakery products in the United States. The Company produces, markets, distributes and sells a wide range of breads, rolls, snack cakes, donuts, sweet goods and related products. These products are sold under a number of national brand names, such as "Wonder ," "Hostess " and "Home Pride ," as well as regional brand names, including "Butternut ," "Dolly Madison " and "Merita ". Based on independent publicly available market data, "Wonder " white bread and "Home Pride " wheat bread are the number one and two selling branded breads sold in the United States. "Hostess " products, including "Twinkies " and "Ho-Hos ," are among the leading snack cake products sold in the United States.

     The principal executive offices of the Company are located at 12 East Armour Boulevard, Kansas City, Missouri 64111, and the telephone number is
(816)502-4000.

     The Company distributes its products in markets representing approximately 90% of the United States population. The Company operates 69 bakeries and approximately 1,500 thrift stores and employs over 34,000 people. Its sales force delivers products directly from the Company's over 1,300 distribution centers to more than 200,000 food outlets and stores.

     The Company or its predecessors have baked and distributed fresh bread and cake products since 1927. The Company has grown to its present size primarily through acquisitions of other baking businesses. In its 1988 fiscal year, the Company underwent a change in control through a leveraged buyout transaction and acquired 10 bakeries in the Southeastern United States. In July 1991, the Company returned to the public market by issuing shares of Common Stock. In July 1995, the Company acquired Continental Baking Company ("CBC") from Ralston Purina Company ("Ralston") for $220,000,000 in cash and 33,846,154 shares of Common Stock. Since the acquisition of CBC, the Company has taken significant steps to continue to build and capitalize on the brand equity in the "Wonder " and "Hostess " brands. The Company has also worked to realize cost savings from the CBC acquisition and to achieve economies of scale in its operations. On July 29, 1997, Ralston issued $479,953,687.50 of 7% Stock Appreciation Income Linked Securities ("SAILS"), which are exchangeable at maturity, at the option of Ralston, for cash or up to 15,498,000 shares of the Company's Common Stock. Pursuant to the SAILS transaction, the Company repurchased 2,000,000 shares of its Common Stock from Ralston for $60,079,375, or $30.0396875 per share, which amount was the closing sales price of the Common Stock on the New York Stock Exchange on July 23, 1997 of $30.96875 per share, less a 3% discount.

During 1998, the Company has purchased from Ralston 1,200,000 shares of the Company's Common Stock at a average price of $31.375 per share.

On September 23, 1997, the Company declared a two-for-one stock split effected in the form of a stock dividend payable November 3, 1997 to stockholders of record of the Company's common stock at the close of business October 15, 1997. All share and per share amounts have been adjusted to reflect this stock split.

Products and Brands
-------------------

     The Company produces, markets, distributes and sells white breads, variety breads, crusty breads, reduced calorie breads, English muffins, rolls and buns under a number of well-known national brand names, including "Wonder," "Home Pride" and "Bread du Jour," and regional brand names including "Beefsteak," "Buttermaid," "Butternut," "Colombo," "Cotton's Holsum," "DiCarlo," "Eddy's," "Emperor Norton," "Holsum," "J.J. Nissen," "Merita," "Millbrook Farms," "Parisian," "Sweetheart," "Toscano" and "Weber's"; bagels under the brand name "Braun's"; and croutons under the brand names "Mrs. Cubbison's" and "Marie Callender's". The Company's snack cakes, donuts, sweet rolls, snack pies, breakfast pastries, variety cakes, large cakes and shortcakes are also sold under a number of well-known national and regional brand names, including "Hostess" and "Dolly Madison." The Company is also a baker and distributor of "Roman Meal" breads, including traditional Roman Meal bread, Roman Meal variety breads, Roman Meal light breads, Roman Meal buns, rolls and English muffins, and Sunmaid raisin bread. The Company's various brands are positioned across a wide spectrum of consumer categories and price points.

     The Company believes that its brand trademarks such as "Wonder," "Hostess," "Home Pride," "Butternut" and "Dolly Madison" and product trademarks such as "Twinkies," "Ho-Hos" and "Zingers" are of material importance to its strategy of brand building. The Company also owns a number of patents related to the processes used in making the Company's bread and cake products. The Company takes appropriate action from time to time against third parties to prevent infringement of its trademarks and other intellectual property. The Company also enters into confidentiality agreements from time to time with employees and third parties as necessary to protect formulas and processes used in producing the Company's products.

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

     The Company's fresh bakery products are delivered from the Company's network of 69 bakeries to its over 1,300 distribution centers. The products are then delivered primarily to supermarkets and convenience stores by the Company's sales force on its more than 11,000 delivery routes. Unsold products are picked up by the Company's sales force and delivered to the Company's more than 1,500 thrift stores for retail sale. Thrift store sales represented approximately 12% of the net sales of the Company during the fifty-two week period ended May 30, 1998.

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

Employees
---------

     The Company employs over 34,000 people. Approximately 80% of the Company's employees are covered by over 600 union contracts. Most of the Company's unionized workers are members of either the International Brotherhood of Teamsters or the Bakery, Confectionery and Tobacco Workers International Union. None of the 600 individual collective bargaining agreements is material to the Company's consolidated operations. The Company believes it has good relations with its union and nonunion employees.

Competition
-----------

     The Company faces intense competition in all of its markets from large, national bakeries and smaller regional operators, as well as from supermarket chains with their own bakeries or private label products and grocery stores with their own in-store bakeries. Competition is based on product quality, price, brand loyalty, effective promotional activities and the ability to identify and satisfy emerging consumer preferences. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is also an important competitive factor and is central to the competition for retail shelf space among bread and cake product distributors. The Earthgrains Company, Bestfoods and Flowers Industries, Inc. are the Company's largest bread competitors, each marketing bread products under various brand names. McKee Foods Corp., Tasty Baking Co. and Entenmann's are the largest competitors of the Company with respect to cake sales. The Company from time to time experiences price pressure in certain of its markets as a result of competitors' promotional pricing practices. However, the Company believes that its geographic diversity helps to limit the effect of regionally-based competition.

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

Subsequent Events
-----------------

On June 12, 1998, the Company signed an agreement to acquire the My Bread Co. ("My Bread") operation in New Bedford, Massachusetts, from The Earthgrains Company, in exchange for its Grand Junction, Colorado bakery and an additional cash payment. My Bread has annual sales of approximately $37 million and employs over 400 people. The acquisition is subject to regulatory approval.

On August 16, 1998, the Company acquired the assets of the Drake baking operation in Wayne, New Jersey ("Drake's") from Culinar, Inc. Drake's employed over 800 people, sold cake products throughout the northeastern United States and had annual sales of approximately $115 million. The acquisition was financed with borrowings under a new $125,000,000 short-term credit facility from a major bank. The short-term credit facility is expected to be replaced with a new senior debt issuance during the second quarter of fiscal 1999.

Item 2.    Properties
-------    ----------

Bakeries
--------

     The Company produces substantially all of its products through its national network of 69 bakeries. All of the Company's bakeries are owned with the exception of a bakery in San Diego, Castroville and Montebello, California, which are leased premises. The Company's bakeries are located as follows:

          Akron, Ohio                    Memphis, Tennessee
          Alexandria, Louisiana          Miami, Florida
          Anchorage, Alaska              Milwaukee, Wisconsin
          Billings, Montana              Minonk, Illinois
          Birmingham, Alabama            Minot, North Dakota
          Boise, Idaho                   Monroe, Louisiana
          Boonville, Missouri            Montebello, California
          Buffalo, New York              Natick, Massachusetts
          Castroville, California        Oakland, California
          Central Falls, Rhode Island    Ogden, Utah
          Charlotte, North Carolina      Orlando, Florida
          Cincinnati, Ohio               Peoria, Illinois
          Columbus, Georgia              Philadelphia, Pennsylvania
          Columbus, Indiana              Pomona, California
          Columbus, Ohio                 Portland, Maine
          Davenport, Iowa                Portland, Oregon
          Decatur, Illinois              Richmond, Virginia
          Denver, Colorado               Roanoke, Virginia
          Detroit, Michigan              Rocky Mount, North Carolina
          Emporia, Kansas                Sacramento, California (2)
          Florence, South Carolina       Salt Lake City, Utah
          Glendale, California           San Diego, California (2)
          Grand Junction, Colorado       San Francisco, California (2)
          Grand Rapids, Michigan         San Pedro, California
          Hodgkins, Illinois             Schiller Park, Illinois
          Indianapolis, Indiana          Seattle, Washington (2)
          Jacksonville, Florida          Spokane, Washington
          Jamaica, New York              Springfield, Missouri
          Kansas City, Missouri          St. Louis, Missouri
          Knoxville, Tennessee           Tampa, Florida
          Los Angeles, California (3)    Tulsa, Oklahoma
                                         Waterloo, Iowa

     The Company attempts to realize operating synergies through consolidation of redundant facilities. In January 1998, the Company acquired the assets of the John J. Nissen Baking companies, a major New England baker with bakeries in Portland, Maine, Central Falls, Rhode Island and Worcester, Massachusetts. The Worcester facility has been closed and the Company has announced the closing of the Central Falls bakery. As part of the acquisition, the Company also acquired a bakery under construction in Biddeford, Maine which is expected to cost approximately $60 million.

     The Company also makes capital investments to update or retrofit its facilities to produce new products on existing lines and to increase line speeds. The Company just completed a $20 million expansion and modernization of its Rocky Mount, North Carolina bakery to produce bread and buns for sale in the Southeast United States and is constructing a new $27 million bread bakery in Northwood, Ohio. The Company believes that its other facilities are well maintained but continues to pursue opportunities to enhance operating efficiencies through strategic capital investment.

Other Properties
----------------

     The Company's over 1,300 distribution centers and approximately 1,500 thrift stores are located throughout the Company's distribution area. Generally, each thrift store is between 500 and 1,600 square feet in size. Most of the stores are located at the Company's distribution centers, with the remainder located along the Company's distribution routes. The majority of the Company's distribution centers and thrift stores are located in leased premises.

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

Item 4.    Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------

     Not applicable.

                             PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
------     -------------------------------------------------------------
           Matters
           -------
     The section entitled "Common Stock Information" appearing on page 1 of the Annual Report is incorporated herein by this reference. Note 2, entitled "Description of Business and Significant Accounting Policies", specifically the section subtitled "Stock Split" appearing on page 25 of the Annual Report is also incorporated herein by this reference. Note 3, entitled "Debt", to the consolidated financial statements appearing on page 26 of the Annual Report is also incorporated herein by this reference with regard to limitations on cash dividends and Common Stock repurchases. The section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations", specifically the subsection entitled "Capital Resources and Liquidity" appearing on page 19 of the Annual Report is also incorporated herein by this reference with regard to planned common stock repurchases and dividend payments on the Common Stock. The 33,846,154 unregistered shares of the Company's Common Stock issued to Ralston on July 22, 1995 in connection with the Company's acquisition of CBC, were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Item 6.    Selected Financial Data
-------    -----------------------

     The section entitled "Five-Year Summary of Financial Data", appearing on page 17 of the Annual Report, is incorporated herein by this reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
           Results of Operations
           ---------------------

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 18 to 19 of the Annual Report is incorporated herein by this reference.

Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------

     The consolidated financial statements and accompanying notes and the Independent Auditors' Report appearing on pages 20 to 31 of the Annual Report are incorporated herein by this reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure
           --------------------

     Not applicable.


                                    PART III

     The information required by Part III (Item 10, 11, 12 and 13) is incorporated herein by reference to the Company's definitive proxy statement, involving the election of directors and ratification of independent auditors filed on August 20, 1998.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K
--------    --------------------------------------------------------------

     (a)    Documents Filed as Part of this Report:

            1.   Financial Statements

                 The following financial statements and report included in the Company's Annual Report are incorporated herein by reference:

                     Consolidated Balance Sheet at May 30, 1998 and May 31,
                     1997.

                     For the 52 weeks ended May 30, 1998, May 31, 1997 and June 1, 1996:

                              Consolidated Statement of Income
                              Consolidated Statement of Cash Flows
                              Consolidated Statement of Stockholders' Equity

                     Notes to Consolidated Financial Statements

                     Independent Auditors' Report dated July 15, 1998

            2.   Financial Statement Schedule

                 The following report and schedule are filed herewith as a part hereof:

                     Independent Auditors' Report dated July 15, 1998

                     Schedule for the 52 weeks ended May 30, 1998, May 31, 1997 and June 1, 1996:

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

                                  INTERSTATE BAKERIES CORPORATION

Dated:  August 19, 1998           By: /s/ Charles A. Sullivan
                                      -------------------------------
                                      Charles A. Sullivan
                                      Chairman of the Board and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                              Capacities
Name of Signatory             In Which Signing               Date
-----------------             ----------------               ----

/s/ Charles A. Sullivan       Chairman of the Board,         August 19, 1998
-----------------------       Chief Executive Officer
Charles A. Sullivan           and Director (Principal
                              Executive Officer)

/s/ Michael J. Anderson       Director                       August 19, 1998
-----------------------
Michael J. Anderson

/s/ G. Kenneth Baum           Director                       August 19, 1998
-------------------
G. Kenneth Baum

/s/ Leo Benatar               Director                       August 19, 1998
---------------
Leo Benatar

/s/ E. Garrett Bewkes, Jr.    Director                       August 19, 1998
--------------------------
E. Garrett Bewkes, Jr.

/s/ Philip Briggs             Director                       August 19, 1998
-----------------
Philip Briggs

/s/ Robert B. Calhoun, Jr.    Director                       August 19, 1998
--------------------------
Robert B. Calhoun, Jr.

/s/ Frank E. Horton           Director                       August 19, 1998
-------------------
Frank E. Horton

/s/ James R. Elsesser         Director                       August 19, 1998
---------------------
James R. Elsesser

/s/ Paul E. Yarick            Vice President and Treasurer   August 19, 1998
------------------            (Principal Financial Officer)
Paul E. Yarick

/s/ John F. McKenny           Vice President and Corporate   August 19, 1998
-------------------           Controller (Principal
John F. McKenny               Accounting Officer)

                        INDEPENDENT AUDITORS' REPORT


Interstate Bakeries Corporation

     We have audited the consolidated financial statements of Interstate Bakeries Corporation and its subsidiaries as of May 30, 1998 and May 31, 1997, and for each of the three fiscal years in the period ended May 30, 1998, and have issued our report thereon dated July 15, 1998; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Interstate Bakeries Corporation and its subsidiaries, listed on Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
July 15, 1998

                       INTERSTATE BAKERIES CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                FIFTY-TWO WEEKS ENDED MAY 30, 1998, MAY 31, 1997
                               AND JUNE 1, 1996
                                (In Thousands)

                    Balance at    Additions    Accounts     Balance
                    beginning      charged     charged      at end
Description         of period     to income      off       of period
-----------         ----------    ---------    --------    ---------
1998:
Reserve for
  discounts
  and allow-
  ances on
  accounts
  receivable        $ 7,977       $(2,663)     $     -      $ 5,314
Allowance for
  doubtful
  accounts            4,577         1,853        2,323        4,107
                    -------       -------      -------      -------
                    $12,554       $  (810)     $ 2,323      $ 9,421
                    =======       =======      =======      =======
1997:
Reserve for
  discounts
  and allow-
  ances on
  accounts
  receivable        $ 7,414       $   563      $     -      $ 7,977
Allowance for
  doubtful
  accounts            3,606         2,478        1,507        4,577
                    -------       -------      -------      -------
                    $11,020       $ 3,041      $ 1,507      $12,554
                    =======       =======      =======      =======
1996:
Reserve for
  discounts
  and allow-
  ances on
  accounts
  receivable        $ 8,404       $  (990)     $     -      $ 7,414
Allowance for
  doubtful
  accounts            3,744           621          759        3,606
                    -------       -------      -------      -------
                    $12,148(1)    $  (369)     $   759      $11,020
                    =======       =======      =======      =======
(1) Restated to include opening balance of Continental Baking Company acquired on July 22, 1995.

                                EXHIBIT INDEX
                                -------------
Exhibit
  No.       Exhibit
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

  11.1      Statement regarding computation of per share earnings.*

  13.1 Page 1 and pages 17 to 31 of the Interstate Bakeries Corporation annual report to security holders for the year ended May 30, 1998. (Those portions of the annual report to security holders not listed here shall not be deemed to be filed as a part of this Report.)*

  21.1      Subsidiaries of Interstate Bakeries Corporation.*

            -------------------------
           * Filed herewith.