Form 10-Q
period 1998-08-22
INTERSTATE BAKERIES CORP/DE/
filed 1998-10-05
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 22, 1998

                                     OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                                 _______________

For the Quarter Ended August 22, 1998           Commission File Number 1-11165

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

               Yes / X /                       No /   /

     There were 71,977,580 shares of common stock, $.01 par value per share, outstanding on September 25, 1998.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED AUGUST 22, 1998


CONTENTS
--------



                   Description                                      Page
                   -----------                                      ----

PART I - FINANCIAL INFORMATION (UNAUDITED)
------------------------------------------

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              1-3

   Consolidated Balance Sheet                                         4

   Consolidated Statement of Income                                   5

   Consolidated Statement of Cash Flows                               6

   Notes to Consolidated Financial Statements                        7-9



PART II - OTHER INFORMATION
---------------------------

   Legal Proceedings                                            Not Applicable

   Changes in Securities                                        Not Applicable

   Defaults Upon Senior Securities                              Not Applicable

   Submission of Matters to a Vote of Security Holders          Not Applicable

   Other Information                                            Not Applicable

   Exhibits and Reports on Form 8-K                                  10

   Signatures                                                        11

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------

Net sales for the first quarter of 1999, the twelve weeks ended August 22, 1998, were $788,416,000, up $24,697,000 and 3.2%, from net sales of
$763,719,000 in the prior year. This increase was primarily attributable to acquisitions. After adjusting for acquisitions, net sales dollars and overall unit volume held steady, while branded unit volume was up 1.5% from the prior year.

Gross profit was 52.8% of net sales for the first quarter of fiscal 1999, up slightly from 52.6% of net sales in the prior year. This improvement resulted from lower ingredient costs, primarily flour, and additional production efficiencies, partially offset by higher labor and labor-related costs.

Selling, delivery and administrative expenses increased 3.0% over the first quarter of fiscal 1998, due to acquisitions. First quarter fiscal 1999 and 1998's selling, delivery and administrative expenses as a percentage of net sales were consistent from year-to-year at 42.3%.

Based upon these factors, operating income for the first quarter of fiscal 1999 was $59,396,000, or 7.5% of net sales, up $4,641,000 from fiscal 1998's
$54,755,000, or 7.2% of net sales.

Interest expense for the first quarter of fiscal 1999 was $4,336,000, comparable to the prior year's expense of $4,466,000, reflecting similar average borrowing levels and market interest rates.

The effective tax rates for fiscal 1999 and 1998 were 37.5% and 40.7%, respectively. The fiscal 1999 effective tax rate approximates the overall federal and state rates while the fiscal 1998 effective tax rate reflects higher nondeductible intangibles amortization.

Net income for the first quarter of fiscal 1999 was $34,491,000, or $.47 per share (diluted basis), compared to $29,880,000, or $.39 per share, in fiscal 1998. The earnings per share gain represents a 20.5% improvement over the prior year, which has been adjusted for a two-for-one stock split effected in the form of a stock dividend paid November 3, 1997.

Changes in Financial Condition
------------------------------

Cash generated by operating activities for the twelve weeks ended August 22, 1998 was $41,199,000 compared to $59,638,000 a year ago, with the decrease primarily attributable to higher working capital requirements. Cash generated by operations during fiscal 1999, along with increased borrowings of $89,000,000, was used for acquisitions of $80,103,000, fund net capital expenditures of $25,651,000, repurchase common stock of $19,249,000 and pay common stock dividends of $5,092,000.

As noted in the Company's Annual Report on Form 10-K for the year ended May 30, 1998, cash flows from operations, along with existing debt and a new senior debt issuance, are expected to be sufficient to meet the fiscal 1999 cash requirements. On September 10, 1998, the Company entered into a 6.43% senior note agreement for $200,000,000 with several major insurance companies. The debt is unsecured and matures September 2005. The proceeds were used to repay a short-term bank facility and reduce borrowings under the existing revolving credit facility.

YEAR 2000 COMPLIANCE

The Company has been assessing the impact that the turn of the century will have on its internal computer systems for several years. The turn of the century could potentially impact the Company's production systems, route operations, inventory purchasing and control, receivable collections, cash management and financial reporting. The Company has developed an overall plan to evaluate and correct all computer and non-information technology date-related system issues by mid-summer of 1999. This evaluation and correction process has already been completed on a number of the Company's most critical systems with testing of changes already in process. The Company is also in the process of communicating with significant suppliers and customers to ascertain the status of their year 2000 compliance programs. To date, the costs of year 2000 remediation have not been and are not expected to be material.

Based upon efforts to date and the assumed continued implementation of its year 2000 compliance plan, the Company does not anticipate that year 2000 issues will significantly impact the business or that the costs associated with year 2000 compliance will have a material impact on future consolidated financial position, results of operations or cash flows of the Company.

The Company currently does not have a formal contingency plan in place. Contingency planning is scheduled to occur during the spring and summer of 1999 as final implementation and testing of the compliance plan takes place.

FORWARD-LOOKING STATEMENTS

The Company or its representatives may from time-to-time provide information, in either written or oral form, which contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In receiving and reviewing such information, it should be kept in mind that forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those discussed or projected.
Factors which create these risks and uncertainties can be either internal to the Company or related to general external market conditions.

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                  August 22,        May 30,
                                                     1998            1998
                                                 ------------     -----------
Assets
  Current assets:
    Accounts receivable, less allowance
     for doubtful accounts of $4,287,000
     ($4,106,000 at May 30)                      $   203,734      $  198,644
    Inventories                                       70,132          66,427
    Other current assets                              69,296          69,387
                                                  ----------      ----------
        Total current assets                         343,162         334,458
                                                  ----------      ----------
  Property and equipment:
    Land and buildings                               364,773         343,339
    Machinery and equipment                          894,533         849,671
                                                  ----------      ----------
                                                   1,259,306       1,193,010
    Less accumulated depreciation                   (364,791)       (344,130)
                                                  ----------      ----------
        Net property and equipment                   894,515         848,880
                                                  ----------      ----------
  Intangibles                                        409,761         366,648
                                                  ----------      ----------
                                                  $1,647,438      $1,549,986
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   25,000      $   25,000
    Accounts payable                                 126,763         146,852
    Accrued expenses                                 209,243         193,236
                                                  ----------      ----------
        Total current liabilities                    361,006         365,088
                                                  ----------      ----------
  Long-term debt                                     350,000         261,000
  Other liabilities                                  238,259         236,506
  Deferred income taxes                              122,237         122,237
                                                  ----------      ----------
        Total long-term liabilities                  710,496         619,743
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 120,000,000 shares; issued -
     79,170,000 shares (79,126,000 at May 30)            792             791
    Additional paid-in capital                       539,989         539,359
    Retained earnings                                180,117         150,718
    Treasury stock, at cost - 7,056,000 shares
     (6,382,000 at May 30)                          (144,962)       (125,713)
                                                  ----------      ----------
        Total stockholders' equity                   575,936         565,155
                                                  ----------      ----------
                                                  $1,647,438      $1,549,986
                                                  ==========      ==========

                                See accompanying notes.

                         INTERSTATE BAKERIES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                         (000'S EXCEPT PER SHARE DATA)


                                                   Twelve Weeks Ended
                                                 ----------------------
                                                 August 22,   August 23,
                                                    1998         1997
                                                 ----------   ----------

Net sales                                         $788,416     $763,719
                                                  --------     --------
Cost of products sold                              371,806      362,155
Selling, delivery and administrative
 expenses                                          333,112      323,326
Depreciation and amortization                       24,102       23,483
                                                  --------     --------
                                                   729,020      708,964
                                                  --------     --------
Operating income                                    59,396       54,755
                                                  --------     --------
Other income                                          (125)         (99)
Interest expense                                     4,336        4,466
                                                  --------     --------
                                                     4,211        4,367
                                                  --------     --------
Income before income taxes                          55,185       50,388
Provision for income taxes                          20,694       20,508
                                                  --------     --------
Net income                                        $ 34,491     $ 29,880
                                                  ========     ========

Earnings per share:
  Basic                                           $    .48     $    .40
                                                  ========     ========
  Diluted                                         $    .47     $    .39
                                                  ========     ========

                           See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                            (000's)
                                                       Twelve Weeks Ended
                                                   --------------------------
                                                    August 22,    August 23,
                                                       1998          1997
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                        $ 34,491      $ 29,880
  Depreciation and amortization                       24,102        23,483
  Other                                                 (120)        1,336
  Change in operating assets and liabilities:
    Accounts receivable                                1,760        (8,435)
    Inventories                                         (969)          390
    Other current assets                                  91         5,124
    Accounts payable and accrued expenses            (18,156)        7,860
                                                     -------       -------
        Cash from operating activities                41,199        59,638
                                                     -------       -------

Cash flows from investing activities:
  Acquisitions                                       (80,103)            -
  Additions to property and equipment                (25,768)      (14,491)
  Sale of assets                                         117         1,811
  Other                                                 (735)         (159)
                                                     -------       -------
        Cash from investing activities              (106,489)      (12,839)
                                                     -------       -------

Cash flows from financing activities:
  Addition of long-term debt                         114,000        18,000
  Reduction of long-term debt                        (25,000)            -
  Common stock dividends paid                         (5,092)       (5,072)
  Issuance of common stock                               631           363
  Acquisition of treasury stock                      (19,249)      (60,090)
                                                     -------       -------
        Cash from financing activities                65,290       (46,799)
                                                     -------       -------
Change in cash and cash equivalents                        -             -

Cash and cash equivalents:
  Beginning of period                                      -             -
                                                     -------       -------
  End of period                                     $      -      $      -
                                                     =======       =======
Supplemental disclosures:
  Interest paid                                     $  7,071      $  6,536
  Income taxes paid                                      905         1,958

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

2.  Inventories
    -----------

The components of inventories are as follows:

                                                          (000's)
                                                -------------------------
                                                August 22,       May 30,
                                                   1998           1998
                                                ----------     ----------

           Ingredients and packaging              $44,798        $43,534
           Finished goods                          19,198         16,996
           Other                                    6,136          5,897
                                                  -------        -------
                                                  $70,132        $66,427
                                                  =======        =======


3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                     Twelve Weeks Ended
                                                ----------------------------
                                                 August 22,      August 23,
                                                    1998            1997
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          2.7             4.8
           Intangibles amortization                  1.0             1.4
           Other                                    (1.2)            (.5)
                                                --------         -------
                                                    37.5%           40.7%
                                                ========         =======

4.  Stock Split
    -----------

On September 23, 1997, the shareholders of the Company approved an increase in the number of authorized common shares to 120,000,000. The same day the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend payable November 3, 1997 to stockholders of record on October 15, 1997. All prior year share and per share amounts have been adjusted to reflect this stock split.

5.  Earnings Per Share
    ------------------

During the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced primary earnings per share with a dual presentation of basic and diluted earnings per share. Earnings per share amounts for prior periods have been restated in accordance with this standard. Following is a reconciliation between basic and diluted weighted average shares outstanding used in the Company's earnings per share computations (000's):

                                                Twelve Weeks Ended
                                             -------------------------
                                             August 22,     August 23,
                                                1998           1997
                                             ----------     ----------
      Basic weighted average
       common shares outstanding               72,597         74,522

      Effect of dilutive stock
       compensation                             1,121          1,354
                                               ------         ------
      Dilutive weighted average
       common shares outstanding               73,718         75,876
                                               ======         ======


6.  Acquisition
    -----------

On August 16, 1998, the Company acquired the assets of the Drake baking operation in Wayne, New Jersey ("Drake's"). Drake's employs over 800 people, sells cake product throughout the northeastern United States and has annual sales of approximately $115 million. The transaction has been accounted for as a purchase.

7.  Subsequent Event
    ----------------

On September 10, 1998, the Company entered into a 6.43% senior note agreement for $200,000,000 with several major insurance companies. The debt, which is unsecured, has a maturity date of September 2005. The note agreement contains covenants, which a) limit the Company's ability to incur indebtedness, merge, consolidate and sell assets, and b) require the Company to satisfy certain ratios related to net worth and interest coverage. These covenants are comparable to those under the existing revolving credit facility.

The proceeds were used to repay a short-term bank facility and reduce borrowings under the revolving credit facility.

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



                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)



DATE: October 2, 1998                         /s/ Charles A. Sullivan
                                              --------------------------------
                                              Charles A. Sullivan, Chairman
                                               and Chief Executive Officer




DATE: October 2, 1998                         /s/ John F. McKenny
                                              --------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer