Form 10-Q
period 1998-11-14
INTERSTATE BAKERIES CORP/DE/
filed 1998-12-22
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 14, 1998

                               OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                       _______________

For the Quarter Ended November 14, 1998        Commission File Number 1-11165


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

               Yes / X /                       No /   /

     There were 71,668,931 shares of common stock, $.01 par value per share, outstanding on December 17, 1998.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED NOVEMBER 14, 1998



CONTENTS
--------



                   Description                                      Page
                   -----------                                      ----

PART I - FINANCIAL INFORMATION (UNAUDITED)
------------------------------------------

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              1-3

   Consolidated Balance Sheet                                         4

   Consolidated Statement of Income                                   5

   Consolidated Statement of Cash Flows                               6

   Notes to Consolidated Financial Statements                        7-8



PART II - OTHER INFORMATION
---------------------------

   Legal Proceedings                                            Not Applicable

   Changes in Securities                                        Not Applicable

   Defaults Upon Senior Securities                              Not Applicable

   Submission of Matters to a Vote of Security Holders          Not Applicable

   Other Information                                            Not Applicable

   Exhibits and Reports on Form 8-K                                   9

   Signatures                                                         10

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------

Net sales for the second quarter of fiscal 1999, the twelve weeks ended November 14, 1998, were $814,593,000, up $60,426,000 and 8.0%, from net sales of $754,167,000, in the prior year. Year-to-date net sales for fiscal 1999 were $1,603,009,000, an increase of $85,123,000, or 5.6%, over net sales of $1,517,886,000 in fiscal 1998. Excluding the impact of acquired and disposed operations, net sales for these periods were up less than 1% over the prior year. These adjusted increases reflect overall unit volume gains over the prior year of 1.6% for the quarter and 1.1% year-to-date and branded unit volume gains of 2.4% and 2.0% for the quarter and year-to-date, respectively. Volume gains for these periods have been partially offset by lower selling prices in some major markets, resulting from pricing pressures in these areas.

Gross profit was 52.2% of net sales for the second quarter of 1999, down from 53.3% of net sales in the prior year. Year-to-date gross profit decreased to 52.5% of net sales from the prior year's 52.9%. Slightly lower ingredient costs for the quarter and year-to-date periods were offset by slightly higher labor and labor-related costs. The decrease in gross profit percentages was principally due to lower selling prices in some major markets.

Selling, delivery and administrative expense for fiscal 1999 increased 8.4% for the quarter and 5.7% on a year-to-date basis over fiscal 1998, due to acquisitions. Selling, delivery and administrative expense as a percentage of net sales was 42.1% and 42.2% for fiscal 1999's second quarter and year-to-date, respectively, consistent with fiscal 1998's quarterly 41.9% and year-to-date 42.1%.

Based upon these factors, operating income for the second quarter of fiscal 1999 was $56,460,000, or 6.9% of net sales, down $5,786,000 from the prior year's $62,246,000, or 8.3% of net sales. Year-to-date operating income for fiscal 1999 was $115,856,000, or 7.2% of net sales, compared to $117,001,000, or 7.7% of net sales for fiscal 1998, a decrease of $1,145,000.

Interest expense increases of $629,000 and $499,000 for the second quarter and year-to-date, respectively, reflect higher average borrowing levels primarily due to acquisitions.

The effective tax rates for fiscal 1999 and 1998 were 37.5% and 40.7%, respectively. The fiscal 1999 effective tax rate approximates the overall federal and state rates while the fiscal 1998 effective tax rate reflects higher nondeductible intangibles amortization.

Net income for the second quarter of fiscal 1999 was $32,107,000, or $.44 per share (diluted basis), compared to $34,247,000, or $.46 per share, the prior year. Year-to-date net income improved to $66,598,000, or $.91 per share, from $64,127,000, or $.85 per share, last year.

Changes in Financial Condition
------------------------------

Cash generated by operating activities for the twenty-four weeks ended November 14, 1998 was $125,164,000 comparable to $117,975,000 a year ago.
Cash generated by operations during fiscal 1999, along with increased borrowings of $73,000,000 and stock option exercise proceeds of $4,046,000, was used for acquisitions of $105,248,000, funding net capital expenditures of $46,811,000, repurchasing common stock of $38,661,000 and paying common stock dividends of $10,138,000.

As noted in the Company's Annual Report on Form 10-K for the year ended May 30, 1998, cash flows from operations, along with existing debt and the new senior debt issuance, are expected to be sufficient to meet the fiscal 1999 cash requirements. On September 10, 1998, the Company entered into a 6.43% senior note agreement for $200,000,000 with several major insurance companies. The debt is unsecured and matures September 2005. The proceeds were used to repay a short-term bank facility and reduce borrowings under the existing revolving credit facility.

Year 2000 Compliance
--------------------

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

Forward-Looking Statements
----------------------------

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

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                 November 14,       May 30,
                                                     1998            1998
                                                 ------------     -----------
Assets
  Current assets:
    Accounts receivable, less allowance
     for doubtful accounts of $4,490,000
     ($4,106,000 at May 30)                       $  212,054      $  198,644
    Inventories                                       73,759          66,427
    Other current assets                              58,474          69,387
                                                  ----------      ----------
        Total current assets                         344,287         334,458
                                                  ----------      ----------
  Property and equipment:
    Land and buildings                               364,620         343,339
    Machinery and equipment                          914,558         849,671
                                                  ----------      ----------
                                                   1,279,178       1,193,010
    Less accumulated depreciation                   (386,013)       (344,130)
                                                  ----------      ----------
        Net property and equipment                   893,165         848,880
                                                  ----------      ----------
  Intangibles                                        430,389         366,648
                                                  ----------      ----------
                                                  $1,667,841      $1,549,986
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   25,000      $   25,000
    Accounts payable                                 137,135         146,852
    Accrued expenses                                 222,542         193,236
                                                  ----------      ----------
        Total current liabilities                    384,677         365,088
                                                  ----------      ----------
  Long-term debt                                     334,000         261,000
  Other liabilities                                  239,927         236,506
  Deferred income taxes                              122,237         122,237
                                                  ----------      ----------
        Total long-term liabilities                  696,164         619,743
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 120,000,000 shares; issued -
     79,438,000 shares (79,126,000 at May 30)            794             791
    Additional paid-in capital                       543,402         539,359
    Retained earnings                                207,178         150,718
    Treasury stock, at cost - 7,782,000 shares
     (6,382,000 at May 30)                          (164,374)       (125,713)
                                                  ----------      ----------
        Total stockholders' equity                   587,000         565,155
                                                  ----------      ----------
                                                  $1,667,841      $1,549,986
                                                  ==========      ==========

                           See accompanying notes.

                                        INTERSTATE BAKERIES CORPORATION
                                       CONSOLIDATED STATEMENT OF INCOME
                                                 (UNAUDITED)
                                        (000'S EXCEPT PER SHARE DATA)

                                                   Twelve Weeks Ended            Twenty-Four Weeks Ended
                                                --------------------------     ----------------------------
                                                November 14,  November 15,     November 14,    November 15,
                                                    1998          1997             1998            1997
                                                ------------  ------------     ------------    ------------
Net sales                                         $814,593      $754,167        $1,603,009      $1,517,886
                                                  --------      --------        ----------      ----------
Cost of products sold                              389,354       352,130           761,160         714,285
Selling, delivery and administrative
 expenses                                          342,837       316,217           675,949         639,543
Depreciation and amortization                       25,942        23,574            50,044          47,057
                                                  --------      --------        ----------      ----------
                                                   758,133       691,921         1,487,153       1,400,885
                                                  --------      --------        ----------      ----------
Operating income                                    56,460        62,246           115,856         117,001
                                                  --------      --------        ----------      ----------
Other income                                          (114)          (79)             (239)           (178)
Interest expense                                     5,202         4,573             9,538           9,039
                                                  --------      --------        ----------      ----------
                                                     5,088         4,494             9,299           8,861
                                                  --------      --------        ----------      ----------
Income before income taxes                          51,372        57,752           106,557         108,140
Provision for income taxes                          19,265        23,505            39,959          44,013
                                                  --------      --------        ----------      ----------
Net income                                        $ 32,107      $ 34,247        $   66,598      $   64,127
                                                  ========      ========        ==========      ==========

Earnings per share:
  Basic                                           $    .45      $    .47        $      .92      $      .87
                                                  ========      ========        ==========      ==========
  Diluted                                         $    .44      $    .46        $      .91      $      .85
                                                  ========      ========        ==========      ==========

                                 See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                            (000's)
                                                    Twenty-Four Weeks Ended
                                                   --------------------------
                                                   November 14,  November 15,
                                                       1998          1997
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                         $ 66,598      $ 64,127
  Depreciation and amortization                        50,044        47,057
  Other                                                 1,493        (8,802)
  Change in operating assets and liabilities:
    Accounts receivable                                (6,140)       (8,829)
    Inventories                                        (4,955)       (1,418)
    Other current assets                               11,394        (7,396)
    Accounts payable and accrued expenses               6,730        33,236
                                                     --------      --------
        Cash from operating activities                125,164       117,975
                                                     --------      --------

Cash flows from investing activities:
  Acquisitions                                       (105,248)            -
  Additions to property and equipment                 (52,661)      (33,726)
  Sale of assets                                        5,850         2,205
  Other                                                  (521)         (252)
                                                     --------      --------
        Cash from investing activities               (152,580)      (31,773)
                                                     --------      --------

Cash flows from financing activities:
  Addition to long-term debt                          200,000             -
  Reduction of long-term debt                        (127,000)      (17,000)
  Common stock dividends paid                         (10,138)      (10,201)
  Stock option exercise proceeds and
   related tax benefits                                 4,046         2,213
  Acquisition of treasury stock                       (38,661)      (61,214)
  Other                                                  (831)            -
                                                     --------      --------
        Cash from financing activities                 27,416       (86,202)
                                                     --------      --------
Change in cash and cash equivalents                         -             -

Cash and cash equivalents:
  Beginning of period                                       -             -
                                                     --------      --------
  End of period                                      $      -      $      -
                                                     ========      ========
Cash payments made:
  Interest                                           $ 10,990      $  9,482
  Income taxes                                         10,152        20,517


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

2.  Inventories
    -----------

The components of inventories are as follows:

                                                          (000's)
                                                -------------------------
                                                November 14,     May 30,
                                                    1998          1998
                                                ------------   ----------
           Ingredients and packaging               $47,126       $43,534
           Finished goods                           20,607        16,996
           Other                                     6,026         5,897
                                                   -------       -------
                                                   $73,759       $66,427
                                                   =======       =======

3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                  Twenty-Four Weeks Ended
                                                ----------------------------
                                                November 14,    November 15,
                                                    1998            1997
                                                ------------    ------------
           Statutory federal tax                    35.0%           35.0%
           State income tax                          2.7             4.8
           Intangibles amortization                  1.0             1.4
           Other                                    (1.2)            (.5)
                                                  ------          ------
                                                    37.5%           40.7%
                                                  ======          ======

4.  Earnings Per Share
    ------------------

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


                           Twelve Weeks Ended       Twenty-Four Weeks Ended
                       --------------------------  --------------------------
                       November 14,  November 15,  November 14,  November 15,
                          1998          1997          1998          1997
                       ------------  ------------  ------------  ------------
Basic weighted
 average common
 shares outstanding       72,053        73,230        72,358        73,876

Effect of dilutive
 stock compensation        1,029         1,495         1,082         1,427
                          ------        ------        ------        ------
Dilutive weighted
 average common
 shares outstanding       73,082        74,725        73,440        75,303
                          ======        ======        ======        ======

5.  Acquisitions
    ------------

On August 16, 1998, the Company acquired the assets of the Drake baking operation in Wayne, New Jersey (Drake's"). Drake's employs over 800 people, sells cake product throughout the northeastern United States and has annual sales of approximately $115 million.

On October 4, 1998, the Company acquired the My Bread Baking Co. ("My Bread") operation in New Bedford, Massachusetts, in exchange for its Grand Junction, Colorado bakery and an additional cash payment. My Bread has annual sales of $37 million and employs over 400 people.

Both transactions have been accounted for as purchases. In addition, the My Bread exchange included a noncash portion not reflected in investing activities on the statement of cash flow amounting to $14,700,000.

6.  New Debt Agreement
    ------------------

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

                                    PART II



ITEM 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits filed with this report

         1)   11 - Schedule regarding computation of per share earnings

         2)   27 - Financial data schedule

     b) Reports on Form 8-K

        1) A Report on Form 8-K was filed by the Company on September 23, 1998. The Report set forth information regarding the Company's 6.43% Guaranteed Senior Note Agreement for $200,000,000, dated September 10, 1998.

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







                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)




DATE: December 18, 1998                       /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, Chairman
                                               and Chief Executive Officer




DATE: December 18, 1998                       /s/ John F. McKenny
                                              -------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer