Form 10-Q
period 1999-03-06
INTERSTATE BAKERIES CORP/DE/
filed 1999-04-15
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 6, 1999

                               OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                        _______________

For the Quarter Ended March 6, 1999        Commission File Number 1-11165


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

               Yes / X /                       No /   /

     There were 70,172,914 shares of common stock, $.01 par value per share, outstanding on April 8, 1999.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                        QUARTER ENDED MARCH 6, 1999



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

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------

Net sales for the third quarter of fiscal 1999, the sixteen weeks ended March 6, 1999, were $1,031,342,000, up $66,564,000 and 6.9%, from net sales of
$964,778,000 in the prior year. Year-to-date net sales for fiscal 1999 were $2,634,351,000, an increase of $151,687,000, or 6.1%, over net sales of
$2,482,664,000 in fiscal 1998. Excluding the impact of acquired and disposed operations, net sales were up slightly more than 2.0% for the quarter and 1.0% on a year-to-date basis. These adjusted increases for the quarter and year-to-date primarily reflect volume gains.

Gross profit was 52.6% of net sales for the third quarter of 1999, identical to the prior year's gross profit percentage. Year-to-date gross profit decreased slightly to 52.5% of net sales from 52.8% in fiscal 1998. The decrease in gross profit on a year-to-date basis reflects higher production-related costs of recently acquired operations.

Selling, delivery and administrative expense for fiscal 1999 increased 8.2% for the quarter and 6.7% on a year-to-date basis over fiscal 1998, due to acquisitions. Selling, delivery and administrative expense as a percentage of net sales was 44.0% for the third quarter of fiscal 1999 compared to 43.5% the prior year, while the year-to-date percentage increased to 42.9% from 42.7% in the prior year. Excluding acquisitions, the quarterly and year-to-date percentages are consistent with the prior year.

Based upon these factors, operating income for the third quarter of fiscal 1999 was $54,511,000, or 5.3% of net sales, down $1,383,000 from the prior year's $55,894,000, or 5.8% of net sales. Year-to-date operating income for fiscal 1999 was $170,367,000, or 6.5% of net sales, compared to $172,895,000, or 7.0% of net sales, for fiscal 1998, a decrease of $2,528,000.

Interest expense increases of $1,519,000 and $2,018,000 for the third quarter and year-to-date, respectively, reflect higher average borrowing levels primarily due to acquisitions.

The effective tax rates for fiscal 1999 and 1998 were 37.5% and 40.7%, respectively. The fiscal 1999 effective tax rate approximates the overall federal and state rates while the fiscal 1998 effective tax rate reflects higher nondeductible intangibles amortization.

Net income for the third quarter of fiscal 1999 was $29,583,000, or $.41 per share (diluted basis), compared to $29,871,000, or $.40 per share, the prior year. Year-to-date net income improved to $96,181,000, or $1.32 per share, from $93,998,000, or $1.25 per share, last year.

Changes in Financial Condition
------------------------------

Cash generated by operating activities for the forty weeks ended March 6, 1999 was $140,586,000 compared to $157,337,000, with the decrease primarily attributable to higher working capital requirements. Cash generated by operations during fiscal 1999, along with increased borrowings of $113,000,000 and stock option exercise proceeds of $5,959,000, was used for acquisitions of $106,566,000, funding net capital expenditures of $77,771,000, repurchasing common stock of $58,678,000 and paying common stock dividends of $15,150,000.

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

Forward-Looking Statements
--------------------------

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

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                   March 6,         May 30,
                                                     1999            1998
                                                 ------------    ------------
Assets
  Current assets:
   Accounts receivable, less allowance
    for doubtful accounts of $4,437,000
    ($4,106,000 at May 30)                        $  212,185      $  198,644
   Inventories                                        66,904          66,427
   Other current assets                               63,106          69,387
                                                  ----------      ----------
        Total current assets                         342,195         334,458
                                                  ----------      ----------
  Property and equipment:
     Land and buildings                              378,691         343,339
     Machinery and equipment                         934,748         849,671
                                                  ----------      ----------
                                                   1,313,439       1,193,010
     Less accumulated depreciation                  (409,992)       (344,130)
                                                  ----------      ----------
        Net property and equipment                   903,447         848,880
                                                  ----------      ----------
  Intangibles                                        430,620         366,648
                                                  ----------      ----------
                                                  $1,676,262      $1,549,986
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   25,000      $   25,000
    Accounts payable                                 117,726         146,852
    Accrued expenses                                 207,188         193,236
                                                  ----------      ----------
        Total current liabilities                    349,914         365,088
                                                  ----------      ----------
  Long-term debt                                     374,000         261,000
  Other liabilities                                  236,644         236,506
  Deferred income taxes                              122,237         122,237
                                                  ----------      ----------
        Total long-term liabilities                  732,881         619,743
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 120,000,000 shares; issued -
     79,526,000 shares (79,126,000 at May 30)            795             791
    Additional paid-in capital                       545,314         539,359
    Retained earnings                                231,749         150,718
    Treasury stock, at cost - 8,595,000 shares
     (6,382,000 at May 30)                          (184,391)       (125,713)
                                                  ----------      ----------
        Total stockholders' equity                   593,467         565,155
                                                  ----------      ----------
                                                  $1,676,262      $1,549,986
                                                  ==========      ==========

                    See accompanying notes.

                                       INTERSTATE BAKERIES CORPORATION
                                       CONSOLIDATED STATEMENT OF INCOME
                                                 (UNAUDITED)
                                        (000'S EXCEPT PER SHARE DATA)

                                                   Sixteen Weeks Ended               Forty Weeks Ended
                                                --------------------------     ----------------------------
                                                  March 6,      March 7,         March 6,        March 7,
                                                    1999          1998             1999            1998
                                                ------------  ------------     ------------    ------------

Net sales                                        $1,031,342     $964,778        $2,634,351      $2,482,664
                                                 ----------     --------        ----------      ----------
Cost of products sold                               488,976      457,054         1,250,136       1,171,339
Selling, delivery and administrative
 expenses                                           454,295      419,984         1,130,244       1,059,527
Depreciation and amortization                        33,560       31,846            83,604          78,903
                                                 ----------     --------        ----------      ----------
                                                    976,831      908,884         2,463,984       2,309,769
                                                 ----------     --------        ----------      ----------
Operating income                                     54,511       55,894           170,367         172,895
                                                 ----------     --------        ----------      ----------
Other income                                           (152)        (291)             (391)           (469)
Interest expense                                      7,331        5,812            16,869          14,851
                                                 ----------     --------        ----------      ----------
                                                      7,179        5,521            16,478          14,382
                                                 ----------     --------        ----------      ----------
Income before income taxes                           47,332       50,373           153,889         158,513
Provision for income taxes                           17,749       20,502            57,708          64,515
                                                 ----------     --------        ----------      ----------
Net income                                       $   29,583     $ 29,871        $   96,181      $   93,998
                                                 ==========     ========        ==========      ==========

Earnings per share:
  Basic                                          $    .41       $    .41        $     1.34      $     1.28
                                                 ========       ========        ==========      ==========
  Diluted                                        $    .41       $    .40        $     1.32      $     1.25
                                                 ========       ========        ==========      ==========

                                            See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                             (000's)
                                                        Forty Weeks Ended
                                                   --------------------------
                                                     March 6,      March 7,
                                                       1999          1998
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                         $ 96,181      $ 93,998
  Depreciation and amortization                        83,604        78,903
  Other                                                (1,280)       (6,880)
  Change in operating assets and liabilities:
    Accounts receivable                                (6,013)        7,503
    Inventories                                         1,900         1,038
    Other current assets                                6,762        (6,398)
    Accounts payable and accrued expenses             (40,568)      (10,827)
                                                     --------      --------
        Cash from operating activities                140,586       157,337
                                                     --------      --------

Cash flows from investing activities:
  Acquisitions                                       (106,566)      (43,671)
  Additions to property and equipment                 (85,041)      (64,092)
  Sale of assets                                        7,270         3,165
  Other                                                  (521)         (264)
                                                     --------      --------
        Cash from investing activities               (184,858)     (104,862)
                                                     --------      --------

Cash flows from financing activities:
  Addition to long-term debt                          200,000        23,000
  Reduction of long-term debt                         (87,000)            -
  Common stock dividends paid                         (15,150)      (15,336)
  Stock option exercise proceeds and
   related tax benefits                                 5,959         5,194
  Acquisition of treasury stock                       (58,678)      (65,333)
  Other                                                  (859)            -
                                                     --------      --------
        Cash from financing activities                 44,272       (52,475)
                                                     --------      --------
Change in cash and cash equivalents                         -             -

Cash and cash equivalents:
  Beginning of period                                       -             -
                                                     --------      --------
  End of period                                      $      -      $      -
                                                     ========      ========
Cash payments made:
  Interest                                           $ 15,566      $ 16,520
  Income taxes                                         49,974        71,812


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

2.  Inventories
    -----------

The components of inventories are as follows:

                                                          (000's)
                                                -------------------------
                                                  March 6,       May 30,
                                                    1999          1998
                                                ------------   ----------

           Ingredients and packaging              $44,738        $43,534
           Finished goods                          15,798         16,996
           Other                                    6,368          5,897
                                                  -------        -------
                                                  $66,904        $66,427
                                                  =======        =======
3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:
                                                     Forty Weeks Ended
                                                ----------------------------
                                                  March 6,        March 7,
                                                    1999            1998
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          2.7             4.8
           Intangibles amortization                  1.0             1.4
           Other                                    (1.2)            (.5)
                                                  ------          ------
                                                    37.5%           40.7%
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


                                Sixteen Weeks Ended      Forty Weeks Ended
                               ---------------------   ---------------------
                               March 6,     March 7,   March 6,     March 7,
                                 1999         1998       1999         1998
                               --------     --------   --------     --------
Basic weighted average
 common shares outstanding      71,468       73,349     72,002       73,665

Effect of dilutive stock
 compensation                      703        1,418        933        1,389
                               --------     --------   --------     --------
Dilutive weighted average
 common shares outstanding      72,171       74,767     72,935       75,054
                               ========     ========   ========     ========


5.  Acquisition
    -----------

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

Both transactions have been accounted for as purchases. In addition, the My Bread exchange included a noncash portion not reflected in investing activities on the statement of cash flows amounting to $14,700,000.

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







                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)




DATE: April 12, 1999                          /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, Chairman
                                               and Chief Executive Officer




DATE: April 12, 1999                          /s/ John F. McKenny
                                              -------------------------------
                                              John F. McKenny, Vice President/
                                               Corporate Controller and
                                               Principal Accounting Officer