Form 10-K
period 1999-05-29
INTERSTATE BAKERIES CORP/DE/
filed 1999-08-20
CIK 829499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

(Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                May 29, 1999
                          ----------------------------------------------------
                                       OR

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

              [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $899,602,311 as of August 2, 1999. For these purposes only, the registrant has assumed that shares of Common Stock, $.01 par value per share, that may be deemed to be beneficially owned by certain members of the Board of Directors constitute shares held by affiliates of the registrant.

     There were 70,293,437 shares of Common Stock, $.01 par value per share, outstanding as of August 2, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
            Part and Item                     Document Incorporated
            of Form 10-K:                         By Reference
            -------------                     ---------------------

            Part II, Item 5                   Annual Report*

            Part II, Item 6                   Annual Report*

            Part II, Item 7                   Annual Report*

            Part II, Item 8                   Annual Report*

            Part III, Item 10                 Proxy Statement**

            Part III, Item 11                 Proxy Statement**

            Part III, Item 12                 Proxy Statement**

            Part III, Item 13                 Proxy Statement**
-------------------------------------------------------------------
       * Refers to portions of Registrant's annual report to security holders with respect to the fiscal year ended May 29, 1999.
      ** Refers to portions of Registrant's definitive proxy statement filed on August 20, 1999.

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

                             PART  I

Item 1.    Business
-------    --------

General
-------

     Interstate Bakeries Corporation ("the Company"), a Delaware corporation incorporated in 1987, is the largest baker and distributor of fresh bakery products in the United States. The Company produces, markets, distributes and sells a wide range of breads, rolls, snack cakes, donuts, sweet goods and related products. These products are sold under a number of national brand names, such as "Wonder," "Hostess" and "Home Pride," as well as regional brand names, including "Butternut," "Dolly Madison," "Drake's" and "Merita". Based on independent publicly available market data, "Wonder" white bread and "Home Pride" wheat bread are the number one and two selling branded breads sold in the United States. "Hostess" products, including "Twinkies" and "Ho-Hos," are among the leading snack cake products sold in the United States.

     The principal executive offices of the Company are located at 12 East Armour Boulevard, Kansas City, Missouri 64111, and the telephone number is
(816)502-4000.

     The Company distributes its products in markets representing approximately 90% of the United States population. The Company operates 67 bakeries and approximately 1,500 thrift stores and employs more than 34,000 people. Its sales force delivers products directly from the Company's more than 1,300 distribution centers to more than 200,000 food outlets and stores.

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

     During the 1998 fiscal year, the Company purchased from Ralston 1,200,000 shares of the Company's Common Stock at an average price of $31.375 per share, and during the 1999 fiscal year, the Company purchased from Ralston 500,000 shares at $28.375 per share.

     On September 23, 1997, the Company declared a two-for-one stock split effected in the form of a stock dividend payable November 3, 1997 to stockholders of record of the Company's common stock at the close of business October 15, 1997. All share and per share amounts presented reflect this stock split.

Products and Brands
-------------------

     The Company produces, markets, distributes and sells white breads, variety breads, crusty breads, reduced calorie breads, English muffins, rolls and buns under a number of well-known national brand names, including "Wonder," "Home Pride" and "Bread du Jour," and regional brand names including "Beefsteak," "Buttermaid," "Butternut," "Colombo," "Cotton's Holsum," "DiCarlo," "Eddy's ," "Emperor Norton," "Holsum," "J.J. Nissen," "Merita," "Millbrook Farms," "Parisian," "Sunbeam," "Sweetheart,"
"Toscano" and "Weber's"; bagels under the brand name "Braun's"; and croutons under the brand names "Mrs. Cubbison's" and "Marie Callender's".
The Company's snack cakes, donuts, sweet rolls, snack pies, breakfast pastries, variety cakes, large cakes and shortcakes are also sold under a number of well-known national and regional brand names, including "Hostess", "Drake's" and "Dolly Madison". The Company is also a baker and distributor of "Roman Meal " breads, including traditional Roman Meal bread, Roman Meal variety breads, Roman Meal light breads, Roman Meal buns, rolls and English muffins, and Sunmaid raisin bread. The Company's various brands are positioned across a wide spectrum of consumer categories and price points.

     The Company believes that its brand trademarks such as "Wonder ," "Hostess," "Home Pride," "Butternut" and "Dolly Madison" and product trademarks such as "Twinkies," "Ho-Hos" and "Zingers" are of material importance to its strategy of brand building. The Company also owns a number of patents related to the processes used in making the Company's bread and cake products. The Company takes appropriate action from time to time against third parties to prevent infringement of its trademarks and other intellectual property. The Company also enters into confidentiality agreements from time to time with employees and third parties as necessary to protect formulas and processes used in producing the Company's products.

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

     The Company's fresh bakery products are delivered from the Company's network of 67 bakeries to its more than 1,300 distribution centers. The products are then delivered primarily to supermarkets and convenience stores by the Company's sales force on its more than 11,000 delivery routes. Unsold products are picked up by the Company's sales force and delivered to the Company's more than 1,500 thrift stores for retail sale. Thrift store sales represented approximately 12% of the net sales of the Company during the fifty-two week period ended May 29, 1999.

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

Employees
---------

     The Company employs more than 34,000 people. Approximately 80% of the Company's employees are covered by more than 600 union contracts. Most of the Company's unionized workers are members of either the International Brotherhood of Teamsters or the Bakery, Confectionery and Tobacco Workers International Union. None of the 600 individual collective bargaining agreements is material to the Company's consolidated operations. The Company believes it has good relations with its union and nonunion employees.

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

     The Company has underground fuel storage tanks at various locations throughout the United States which are subject to federal and state regulations establishing minimum standards for such tanks and where necessary, remediation of associated contamination. The Company is presently in the process of remediating any contaminated sites. In addition, the Company has received notices from the United States Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. Because of these activities, the Company may be required to share in the cost of cleanup with respect to a relatively small number of "Superfund" sites. The Company's ultimate liability in connection with these sites may depend on many factors including the volume of material contributed to the site, the number of other PRP's and their financial viability and the remediation methods and technology to be used. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of the Company's management, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not be material to the overall financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period.

Item 2.    Properties
-------    ----------

Bakeries
--------

     The Company produces substantially all of its products through its national network of 67 bakeries. All of the Company's bakeries are owned with the exception of bakeries in San Diego, Castroville and Montebello, California, all three of which are leased premises. The Company's bakeries are located as follows:

          Akron, Ohio                    Memphis, Tennessee
          Alexandria, Louisiana          Miami, Florida
          Anchorage, Alaska              Milwaukee, Wisconsin
          Biddeford, Maine               Minonk, Illinois
          Billings, Montana              Monroe, Louisiana
          Birmingham, Alabama            Montebello, California
          Boise, Idaho                   New Bedford, Massachusetts
          Boonville, Missouri            Northwood, Ohio
          Buffalo, New York              Oakland, California
          Castroville, California        Ogden, Utah
          Charlotte, North Carolina      Orlando, Florida
          Cincinnati, Ohio               Peoria, Illinois
          Columbus, Georgia              Philadelphia, Pennsylvania
          Columbus, Indiana              Pomona, California
          Columbus, Ohio                 Portland, Oregon
          Davenport, Iowa                Richmond, Virginia
          Decatur, Illinois              Rocky Mount, North Carolina
          Denver, Colorado               Sacramento, California (2)
          Detroit, Michigan              Salt Lake City, Utah
          Emporia, Kansas                San Diego, California (2)
          Florence, South Carolina       San Francisco, California (2)
          Glendale, California           San Pedro, California
          Grand Rapids, Michigan         Schiller Park, Illinois
          Hodgkins, Illinois             Seattle, Washington (2)
          Indianapolis, Indiana          Spokane, Washington
          Jacksonville, Florida          Springfield, Missouri
          Jamaica, New York              St. Louis, Missouri
          Kansas City, Missouri          Tampa, Florida
          Knoxville, Tennessee           Tulsa, Oklahoma
          Los Angeles, California (3)    Waterloo, Iowa
                                         Wayne, New Jersey


     The Company makes capital investments to update or retrofit its facilities to produce new products on existing lines and to increase line speeds. The Company believes that its facilities are well maintained but continues to pursue opportunities to enhance operating efficiencies through strategic capital investments, some of which may allow the Company to realize operating synergies through the consolidation of less efficient or redundant facilities. During fiscal 1999, the Company opened its $60 million Biddeford, Maine bakery, which resulted in the closure of four less efficient bakeries in the Northeast. A similar consolidation effort is underway in the Company's Pacific Northwest market area where production of three bakeries will be merged into a single bakery in Lakewood, Washington by the spring of 2000.

The Company also recently consolidated its Minot, North Dakota production into Billings, Montana and its Roanoke, Virginia production into Charlotte, North Carolina.

Other Properties
----------------

     The Company's more than 1,300 distribution centers and approximately 1,500 thrift stores are located throughout the Company's distribution area. Generally, each thrift store is between 500 and 1,600 square feet in size. Most of the stores are located at the Company's distribution centers, with the remainder located along the Company's distribution routes. The majority of the Company's distribution centers and thrift stores are leased facilities.

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

Item 4.    Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------

     Not applicable.

                             PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
------     -------------------------------------------------------------
           Matters
           -------

     The section entitled "Common Stock Information" appearing on page 1 of the Annual Report is incorporated herein by this reference. Note 2, entitled "Description of Business and Significant Accounting Policies", specifically the section subtitled "Stock Split" appearing on page 20 of the Annual Report is also incorporated herein by this reference. Note 3, entitled "Debt", to the consolidated financial statements appearing on pages 20 and 21 of the Annual Report is also incorporated herein by this reference with regard to limitations on cash dividends and Common Stock repurchases. The section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations", specifically the subsection entitled "Capital Resources and Liquidity" appearing on page 14 of the Annual Report is also incorporated herein by this reference with regard to planned Common Stock repurchases and dividend payments on the Common Stock. The 33,846,154 unregistered shares of the Company's Common Stock issued to Ralston on July 22, 1995 in connection with the Company's acquisition of CBC, were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Item 6.    Selected Financial Data
------     -----------------------

     The section entitled "Five-Year Summary of Financial Data", appearing on page 12 of the Annual Report, is incorporated herein by this reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
           Results of Operations
           ---------------------

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 13 and 14 of the Annual Report is incorporated herein by this reference.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk
-------    ----------------------------------------------------------

     The Company is exposed to market risks relative to commodity price fluctuations and interest rate changes. The Company actively manages these risks through the use of derivative financial instruments. As a matter of policy, the Company uses these financial instruments only for hedging purposes, and the use of derivatives for trading and speculative purposes is prohibited.

Commodity Prices

     Commodities used by the Company in the production of its products are subject to wide price fluctuations, depending upon factors such as weather, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations (primarily for wheat), the Company enters into commodity futures and options contracts, fixing commodity prices for future periods. A sensitivity analysis was prepared and based upon the Company's commodity-related derivatives position as of May 29 1999, an assumed 10% adverse change in commodity prices would not result in a material effect on future earnings, fair values or cash flows of the Company.

Interest Rates

     The Company manages its exposure to interest rate risk through the use of a combination of floating and fixed rate debt. In addition, from time to time, the Company has entered into interest rate swap agreements to fix rates on variable rate debt instruments. The Company had no outstanding interest rate swap agreements at May 29, 1999. Based upon the Company's sensitivity analysis at May 29, 1999, an assumed 10% adverse change in interest rates would not have a material impact on future earnings, fair values or cash flows of the Company.

Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------

     The consolidated financial statements and accompanying notes and the Independent Auditors' Report appearing on pages 15 to 26 of the Annual Report are incorporated herein by this reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure
           --------------------

     Not applicable.

                                    PART III

     The information required by Part III (Item 10, 11, 12 and 13) is incorporated herein by reference to the Company's definitive proxy statement, involving the election of directors and ratification of independent auditors filed on August 20, 1999.



                                    PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K
--------    --------------------------------------------------------------

     (a)    Documents Filed as Part of this Report:

            1.   Financial Statements

                 The following financial statements and report included in the Company's Annual Report are incorporated herein by reference:

                     Consolidated Balance Sheet at May 29, 1999 and May 30,
                     1998.

                     For the 52 weeks ended May 29, 1999, May 30, 1998 and May 31, 1997:

                              Consolidated Statement of Income
                              Consolidated Statement of Cash Flows
                              Consolidated Statement of Stockholders' Equity

                     Notes to Consolidated Financial Statements

                     Independent Auditors' Report dated July 14, 1999.

            2.   Financial Statement Schedule

                 The following report and schedule are filed herewith as a part hereof:

                     Independent Auditors' Report dated July 14, 1999.

                     Schedule for the 52 weeks ended May 29, 1999, May 30, 1998 and May 31, 1997:

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

                                  INTERSTATE BAKERIES CORPORATION

Dated:  August 19, 1999           By: /s/ Charles A. Sullivan
                                      -------------------------------
                                      Charles A. Sullivan
                                      Chairman of the Board and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                              Capacities
Name of Signatory             In Which Signing               Date
-----------------             ----------------               ----

/s/ Charles A. Sullivan       Chairman of the Board,         August 19, 1999
-----------------------       Chief Executive Officer
Charles A. Sullivan           and Director (Principal
                              Executive Officer)

/s/ Michael J. Anderson       Director                       August 19, 1999
-----------------------
Michael J. Anderson

/s/ G. Kenneth Baum           Director                       August 19, 1999
-------------------
G. Kenneth Baum

/s/ Leo Benatar               Director                       August 19, 1999
---------------
Leo Benatar

/s/ E. Garrett Bewkes, Jr.    Director                       August 19, 1999
--------------------------
E. Garrett Bewkes, Jr.

/s/ Robert B. Calhoun, Jr.    Director                       August 19, 1999
--------------------------
Robert B. Calhoun, Jr.

/s/ Frank E. Horton           Director                       August 19, 1999
-------------------
Frank E. Horton

/s/ James R. Elsesser         Director                       August 19, 1999
---------------------
James R. Elsesser

/s/ Frank W. Coffey           Senior Vice President and      August 19, 1999
-------------------           Chief Financial Officer
Frank W. Coffey

                   INDEPENDENT AUDITORS' REPORT


Interstate Bakeries Corporation

     We have audited the consolidated financial statements of Interstate Bakeries Corporation and its subsidiaries as of May 29, 1999 and May 30, 1998, and for each of the three fiscal years in the period ended May 29, 1999, and have issued our report thereon dated July 14, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Interstate Bakeries Corporation and its subsidiaries, listed on Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
July 14, 1999

                       INTERSTATE BAKERIES CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                FIFTY-TWO WEEKS ENDED MAY 29, 1999, MAY 30, 1998
                               AND MAY 31, 1997
                                (In Thousands)

                    Balance at    Additions    Accounts     Balance
                    beginning      charged     charged      at end
Description         of period     to income      off        of period
-----------         ----------    ---------    --------    ---------
1999:
Reserve for
  discounts
  and allow-
  ances on
  accounts
  receivable        $ 5,314       $  (776)     $     -      $ 4,538
Allowance for
  doubtful
  accounts            4,107         2,465        2,332        4,240
                    -------       -------      -------      -------
                    $ 9,421       $ 1,689      $ 2,332      $ 8,778
                    =======       =======      =======      =======

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
                    =======       =======      =======      =======

                                EXHIBIT INDEX
                                --------------
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

  13.1 Page 1 and pages 12 to 26 of the Interstate Bakeries Corporation annual report to security holders for the year ended May 29, 1999. (Those portions of the annual report to security holders not listed here shall not be deemed to be filed as a part of this Report.)*

  21.1      Subsidiaries of Interstate Bakeries Corporation.*

  27.0      Financial Data Schedule.*

            -------------------------
           * Filed herewith.