Form 10-Q
period 1999-08-21
INTERSTATE BAKERIES CORP/DE/
filed 1999-09-24
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 21, 1999

                               OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________


For the Quarter Ended August 21, 1999           Commission File Number 1-11165


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

               Yes / X /                       No /   /

     There were 70,125,037 shares of common stock, $.01 par value per share, outstanding on September 16, 1999.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED AUGUST 21, 1999


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

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Net sales for the first quarter of fiscal year 2000, the twelve weeks ended August 21, 1999, were $809,473,000, up $21,057,000 and 2.7%, from net sales of
$788,416,000 in the prior year. This increase was attributable to acquisitions, as net sales adjusted for acquired and disposed operations were essentially unchanged from the prior year. Selling prices and unit volume, after adjustment, were both comparable to the prior year.

Gross profit was 53.0% of net sales for the first quarter of fiscal 2000, up slightly from 52.8% of net sales in the prior year. This improvement resulted from somewhat lower ingredient costs, partially offset by inflationary labor and labor-related cost increases.

Selling, delivery and administrative expenses increased 3.4% to $344,370,000 from $333,112,000 the prior year. As a percentage of net sales, selling, delivery and administrative expenses increased to 42.5% from 42.3% in the prior year. Excluding the effect of acquired operations, both the dollar amount and percentage of net sales for selling, delivery and administrative expenses were essentially equal to the prior year.

Depreciation and amortization increased $1,488,000, or 6.2%, for the quarter. This increase resulted from acquisitions, as well as the start-up of operations in the new Biddeford, Maine bakery.

Based upon these factors, operating income for the first quarter of fiscal 2000 was $58,799,000, or 7.3% of net sales, compared to $59,396,000, or 7.5%
of net sales, in fiscal 1999.

Interest expense for the first quarter of fiscal 2000 was $5,769,000, a $1,433,000 and 33.0% increase over the prior year's interest cost of $4,336,000. Interest expense in fiscal 2000 reflects higher borrowing levels, primarily due to acquisitions and lower interest capitalized on major capital projects, partially offset by a lower overall interest rate.

The effective tax rate of 37.5% for fiscal 2000 and 1999 approximates the overall federal and state statutory rates.

Reflecting these results, net income for the first quarter of fiscal 2000 was $33,226,000, down $1,265,000 from fiscal 1999 net income of $34,491,000. The quarter's earnings per share of $.47 (diluted basis) were unchanged from the prior year.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Cash generated by operating activities for the twelve weeks ended August 21, 1999 was $78,211,000, compared to $41,199,000 a year ago, with the increase reflecting favorable working capital variances. Cash generated by operations during fiscal 2000 was used to reduce debt by $55,000,000, fund capital expenditures of $14,000,000, repurchase common stock of $4,299,000 and pay common stock dividends of $4,920,000.

As noted in the Company's Annual Report on Form 10-K for the year ended May 29, 1999, cash flows from operations, along with borrowing capacity under the existing credit facility, are expected to be sufficient to meet the fiscal 2000 cash requirements.

YEAR 2000 COMPLIANCE
--------------------

The Company is continuing to assess the impact that the turn of the century will have on its internal computer systems and overall operations. The Company has developed and is well into implementing a Company-wide Year 2000 plan (the "Plan"). The Plan consists of three major focus areas: information-technology ("IT") systems, critical corporate support areas and bakery critical systems and processes. The corporate and bakery focus areas are comprised of primarily non-IT systems and third-party considerations. The tasks common to each of these areas of focus are: (i) inventory and prioritization of all critical Year 2000 issues, (ii) assessment of compliance, (iii) remediation, (iv) testing and (v) design and implementation of contingency and business continuation plans.

The IT systems area focuses on the Company's internal computer hardware and software systems. All hardware, operating systems and business critical software programs have been remediated and the Company is currently in the final stages of testing for all operationally critical systems, replacement of personal computer hardware and software and development of contingency and business continuation plans for IT systems support. These final projects should be completed by the end of September 1999.

All corporate support departments and bakery facilities have completed their inventory, assessment and remediation efforts with regard to all non-IT systems which include any hardware, software and associated embedded computer technologies that are used to operate Company facilities, equipment and other activities. The Company continues its efforts to test these non-IT systems and develop appropriate contingency plans with an estimated completion date for this phase of the Plan by the end of September 1999.

The Company, through its corporate support departments and individual bakery facilities, has identified, prioritized and is continuing to communicate with all critical business partners, including all third-party suppliers of goods and services, to ascertain the status of their Year 2000 compliance programs. The Company intends to monitor the progress of these critical third parties and test critical system interfaces, where appropriate.

The Company does not anticipate that the Year 2000 issues related to internally-controllable systems will significantly impact the overall business operations or financial results of the Company. However, the Company could face significant disruptions in business operations and financial losses if certain business-critical third parties, such as utility providers, telecommunication systems, transportation service providers or certain government entities, do not successfully complete their Year 2000 remediation plans. The Company is currently in the process of identifying and developing contingency plans for the most reasonably likely worst case scenarios. The Company expects to complete its analysis and contingency planning by October 1999.

The total cost of the Company's Plan is not expected to be material to the Company's financial position. The estimated total cost of the Plan is not expected to exceed $5 million, and is being funded through normal operating cash flows of the Company.

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

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                            (000's)
                                                  August 21,        May 29,
                                                     1999            1999
                                                 ------------     -----------
Assets
  Current assets:
    Accounts receivable, less allowance
     for doubtful accounts of $4,606,000
     ($4,240,000 at May 29)                      $   206,713      $  216,984
    Inventories                                       70,382          65,861
    Other current assets                              56,615          65,905
                                                  ----------      ----------
        Total current assets                         333,710         348,750
                                                  ----------      ----------
  Property and equipment:
    Land and buildings                               388,618         385,495
    Machinery and equipment                          953,625         942,748
                                                  ----------      ----------
                                                   1,342,243       1,328,243
    Less accumulated depreciation                   (447,797)       (425,327)
                                                  ----------      ----------
        Net property and equipment                   894,446         902,916
                                                  ----------      ----------
  Intangibles                                        426,620         429,109
                                                  ----------      ----------
                                                  $1,654,776      $1,680,775
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   29,000      $   25,000
    Accounts payable                                 114,042         134,681
    Accrued expenses                                 222,458         195,515
                                                  ----------      ----------
        Total current liabilities                    365,500         355,196
                                                  ----------      ----------
  Long-term debt                                     310,000         369,000
  Other liabilities                                  222,913         225,030
  Deferred income taxes                              127,746         127,746
                                                  ----------      ----------
        Total long-term liabilities                  660,659         721,776
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 120,000,000 shares; issued -
     79,709,000 shares (79,630,000 at May 29)            797             796
    Additional paid-in capital                       549,886         549,080
    Retained earnings                                285,113         256,807
    Treasury stock, at cost - 9,604,000 shares
     (9,412,000 at May 29)                          (207,179)       (202,880)
                                                  ----------      ----------
        Total stockholders' equity                   628,617         603,803
                                                  ----------      ----------
                                                  $1,654,776      $1,680,775
                                                  ==========      ==========

                          See accompanying notes.

                         INTERSTATE BAKERIES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                         (000'S EXCEPT PER SHARE DATA)


                                                   Twelve Weeks Ended
                                                 -----------------------
                                                 August 21,   August 22,
                                                    1999         1998
                                                 ----------   ----------
Net sales                                         $809,473     $788,416
                                                  --------     --------
Cost of products sold                              380,714      371,806
Selling, delivery and administrative
 expenses                                          344,370      333,112
Depreciation and amortization                       25,590       24,102
                                                  --------     --------
                                                   750,674      729,020
                                                  --------     --------
Operating income                                    58,799       59,396
                                                  --------     --------
Other income                                          (132)        (125)
Interest expense                                     5,769        4,336
                                                  --------     --------
                                                     5,637        4,211
                                                  --------     --------
Income before income taxes                          53,162       55,185
Provision for income taxes                          19,936       20,694
                                                  --------     --------
Net income                                        $ 33,226     $ 34,491
                                                  ========     ========

Earnings per share:
  Basic                                           $    .47     $    .48
                                                  ========     ========
  Diluted                                         $    .47     $    .47
                                                  ========     ========

                           See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                            (000's)
                                                       Twelve Weeks Ended
                                                   --------------------------
                                                    August 21,    August 22,
                                                       1999          1998
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                        $ 33,226      $ 34,491
  Depreciation and amortization                       25,590        24,102
  Other                                               (1,949)         (120)
  Change in operating assets and liabilities:
    Accounts receivable                               10,271         1,760
    Inventories                                       (4,521)         (969)
    Other current assets                               9,290            91
    Accounts payable and accrued expenses              6,304       (18,156)
                                                     -------       -------
        Cash from operating activities                78,211        41,199
                                                     -------       -------
Cash flows from investing activities:
  Acquisitions                                             -       (80,103)
  Additions to property and equipment                (14,000)      (25,768)
  Sale of assets                                           -           117
  Other                                                 (799)         (735)
                                                     -------       -------
        Cash from investing activities               (14,799)     (106,489)
                                                     -------       -------

Cash flows from financing activities:
  Addition of long-term debt                               -       114,000
  Reduction of long-term debt                        (55,000)      (25,000)
  Common stock dividends paid                         (4,920)       (5,092)
  Stock option exercise proceeds
    and related tax benefits                             807           631
  Acquisition of treasury stock                       (4,299)      (19,249)
                                                     -------       -------
        Cash from financing activities               (63,412)       65,290
                                                     -------       -------
Change in cash and cash equivalents                        -             -

Cash and cash equivalents:
  Beginning of period                                      -             -
                                                     -------       -------
  End of period                                     $      -      $      -
                                                     =======       =======
Cash payments made:
  Interest                                          $  4,710      $  7,071
  Income taxes                                           418           905


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

2.  Inventories
    -----------

The components of inventories are as follows:


                                                          (000's)
                                                -------------------------
                                                August 21,       May 29,
                                                   1999           1999
                                                ----------     ----------

           Ingredients and packaging              $44,388        $44,222
           Finished goods                          21,163         15,936
           Other                                    4,831          5,703
                                                  -------        -------
                                                  $70,382        $65,861
                                                  =======        =======

3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:
                                                     Twelve Weeks Ended
                                                ----------------------------
                                                 August 21,      August 22,
                                                    1999            1998
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          2.2             2.7
           Intangibles amortization                  1.2             1.0
           Other                                     (.9)           (1.2)
                                                    ----            ----
                                                    37.5%           37.5%
                                                    ====            ====

4.  Earnings Per Share
    ------------------

Following is a reconciliation between basic and diluted weighted average shares outstanding used in the Company's earnings per share computations:

                                                     (000's)
                                                Twelve Weeks Ended
                                             -------------------------
                                             August 21,     August 22,
                                                1999           1998
                                             ----------     ----------
      Basic weighted average
       common shares outstanding               70,312         72,597

      Effect of dilutive stock
       compensation                               509          1,121
                                               ------         ------
      Dilutive weighted average
       common shares outstanding               70,821         73,718
                                               ======         ======

                                    PART II



ITEM 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits filed with this report:

         1)  27 - Financial data schedule

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




                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)



DATE: September 17, 1999                      /s/ Charles A. Sullivan
                                              --------------------------------
                                              Charles A. Sullivan, Chairman
                                              and Chief Executive Officer



DATE: September 17, 1999                      /s/ Frank W. Coffey
                                              --------------------------------
                                              Frank W. Coffey, Senior Vice
                                              President and Chief Financial
                                              Officer