Form 10-Q
period 1999-11-13
INTERSTATE BAKERIES CORP/DE/
filed 1999-12-20
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 13, 1999

                               OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                        _______________

For the Quarter Ended November 13, 1999        Commission File Number 1-11165


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

               Yes / X /                       No /   /

     There were 68,354,589 shares of common stock, $.01 par value per share, outstanding on December 7, 1999.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED NOVEMBER 13, 1999


CONTENTS
--------


                   Description                                      Page
                   -----------                                      ----

PART I - FINANCIAL INFORMATION (UNAUDITED)
------------------------------------------

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              1-3

   Quantitative and Qualitative Disclosures
    About Market Risk                                                 4

   Consolidated Balance Sheet                                         5

   Consolidated Statement of Income                                   6

   Consolidated Statement of Cash Flows                               7

   Notes to Consolidated Financial Statements                        8-10



PART II - OTHER INFORMATION
---------------------------

   Legal Proceedings                                            Not Applicable

   Changes in Securities                                        Not Applicable

   Defaults Upon Senior Securities                              Not Applicable

   Submission of Matters to a Vote of Security Holders          Not Applicable

   Other Information                                            Not Applicable

   Exhibits and Reports on Form 8-K                                  11

   Signatures                                                        12

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Net sales for the second quarter of fiscal 2000, the twelve weeks ended November 13, 1999, were $810,600,000, down $3,993,000 and .5%, from net sales of $814,593,000 in the prior year. Year-to-date net sales for fiscal 2000 were $1,620,073,000, an increase of $17,064,000 or 1.1%, over net sales of $1,603,009,000 for fiscal 1999. Year-to-date net sales adjusted for acquired and disposed operations decreased approximately .5%. The slight dips in both quarterly and adjusted year-to-date net sales reflect somewhat higher selling prices, offset by some unit volume declines.

Gross profit was 53.2% of net sales for the second quarter of fiscal 2000, up from 52.2% of net sales in the prior year. Year-to-date gross profit increased to 53.1% of net sales, from the prior year's 52.5%. These improvements reflect lower ingredient costs, primarily flour, as well as somewhat higher selling prices. In addition, inflationary labor and labor-related cost increases have been offset by operational efficiencies.

Selling, delivery and administrative expenses increased $12,912,000, or 3.8%, for the second quarter of fiscal 2000 and $24,170,000, or 3.6%, on a year-to-date basis. Selling, delivery and administrative expense as a percentage of net sales was 43.9% and 43.2% for fiscal 2000's second quarter and year-to-date, respectively, compared to fiscal 1999's quarterly 42.1% and year-to-date 42.2%. These unfavorable variances reflect inflationary labor and labor-related cost increases, as well as higher fuel costs.

Based upon these factors, operating income for the second quarter of fiscal 2000 was $50,143,000, or 6.2% of net sales, down $6,317,000 from the prior year's $56,460,000, or 6.9% of net sales. Year-to-date operating income for fiscal 2000 was $108,942,000, or 6.7% of net sales, compared to $115,856,000, or 7.2% of net sales, for fiscal 1999, a $6,914,000 decrease.

Increases in interest expense of $330,000 and $1,763,000 for the second quarter and year-to-date, respectively, reflect higher average borrowing levels primarily due to acquisitions and treasury stock repurchases.

The effective tax rate of 37.5% for fiscal 2000 and 1999 approximates the overall federal and state statutory rates.

Reflecting these results, net income for the second quarter of fiscal 2000 was $27,938,000, or $.40 per share (diluted basis), compared to $32,107,000, or $.44 per share, the prior year. Year-to-date net income declined to

$61,164,000, or $.87 per share, from $66,598,000, or $.91 per share, last year.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Cash generated by operating activities for the twenty-four weeks ended November 13, 1999 was $105,429,000, compared to $125,164,000 a year ago, with the decrease reflecting lower net income and greater working capital needs. Cash generated by operations, along with other cash flows during fiscal 2000, was used to reduce debt by $13,000,000, fund capital expenditures of $40,566,000, repurchase common stock of $45,208,000 and pay common stock dividends of $9,749,000.

Subsequent to quarter end, on December 9, 1999, the Company's board of directors authorized the repurchase of an additional 3,000,000 shares of the Company's common stock, bringing the total to approximately 5,000,000 shares available under the stock repurchase program.

As noted in the Company's Annual Report on Form 10-K for the year ended May 29, 1999, cash flows from operations, along with borrowing capacity under the existing credit facility, are expected to be sufficient to meet the fiscal 2000 cash requirements.


YEAR 2000 COMPLIANCE
--------------------

The Company has assessed the impact that the turn of the century will have on its internal computer systems and overall operations. The Company has developed and implemented a Company-wide Year 2000 plan (the "Plan"). The Plan consists of three major focus areas: information-technology ("IT") systems, critical corporate support areas and bakery critical systems and processes. The corporate and bakery focus areas are comprised of primarily non-IT systems and third-party considerations. The tasks common to each of these areas of focus are: (i) inventory and prioritization of all critical Year 2000 issues, (ii) assessment of compliance, (iii) remediation, (iv) testing and (v) design and implementation of contingency and business continuation plans.

The IT systems area focuses on the Company's internal computer hardware and software systems. All hardware, operating systems and business critical software programs have been remediated and the Company is currently in the final stages of implementing its Plan.

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

The Company does not anticipate that the Year 2000 issues related to internally-controllable systems will significantly impact the overall business operations or financial results of the Company. However, the Company could face significant disruptions in business operations and financial losses if certain business-critical third parties, such as utility providers, telecommunication systems, transportation service providers or certain government entities, do not successfully complete their Year 2000 remediation plans. The Company has completed its contingency plans for the most reasonably likely worst case scenarios. The Company will continue to assess the adequacy of all contingency plans through the end of the calendar year.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company is exposed to market risks relative to commodity price fluctuations and interest rate changes. The Company actively manages these risks through the use of derivative financial instruments. As a matter of policy, the Company uses these financial instruments only for hedging purposes, and the use of derivatives for trading and speculative purposes is prohibited.

Commodity Prices

Commodities used by the Company in the production of its products are subject to wide price fluctuations, depending upon factors such as weather, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations (primarily for wheat), the Company enters into commodity futures and options contracts, fixing commodity prices for future periods. A sensitivity analysis was prepared and based upon the Company's commodity-related derivatives position as of November 13, 1999, an assumed 10% adverse change in commodity prices would not result in a material effect on fair values, future earnings or cash flows of the Company.

Interest Rates

The Company manages its exposure to interest rate risk through the use of a combination of floating and fixed-rate debt. In addition, from time to time, the Company has entered into interest rate swap agreements to fix rates on variable rate debt instruments. The Company had no outstanding interest rate swap agreements at November 13, 1999. Based upon the Company's sensitivity analysis at November 13, 1999, an assumed 10% adverse change in interest rates would not have a material impact on fair values, future earnings or cash flows of the Company.

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                 November 13,       May 29,
                                                     1999            1999
                                                 ------------     -----------
Assets
  Current assets:
    Accounts receivable, less allowance
     for doubtful accounts of $4,179,000
     ($4,240,000 at May 29)                      $   213,430      $  216,984
    Inventories                                       74,480          65,861
    Other current assets                              71,420          65,905
                                                  ----------      ----------
        Total current assets                         359,330         348,750
                                                  ----------      ----------
  Property and equipment:
    Land and buildings                               395,467         385,495
    Machinery and equipment                          968,331         942,748
                                                  ----------      ----------
                                                   1,363,798       1,328,243
    Less accumulated depreciation                   (465,779)       (425,327)
                                                  ----------      ----------
        Net property and equipment                   898,019         902,916
                                                  ----------      ----------
  Intangibles                                        421,538         429,109
                                                  ----------      ----------
                                                  $1,678,887      $1,680,775
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   29,000      $   25,000
    Accounts payable                                 124,157         134,681
    Accrued expenses                                 217,938         195,515
                                                  ----------      ----------
        Total current liabilities                    371,095         355,196
                                                  ----------      ----------
  Long-term debt                                     352,000         369,000
  Other liabilities                                  216,353         225,030
  Deferred income taxes                              127,746         127,746
                                                  ----------      ----------
        Total long-term liabilities                  696,099         721,776
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 120,000,000 shares; issued -
     79,804,000 shares (79,630,000 at May 29)            798             796
    Additional paid-in capital                       550,761         549,080
    Retained earnings                                308,222         256,807
    Treasury stock, at cost - 11,449,000 shares
     (9,412,000 at May 29)                          (248,088)       (202,880)
                                                  ----------      ----------
        Total stockholders' equity                   611,693         603,803
                                                  ----------      ----------
                                                  $1,678,887      $1,680,775
                                                  ==========      ==========

                         See accompanying notes.

                                        INTERSTATE BAKERIES CORPORATION
                                       CONSOLIDATED STATEMENT OF INCOME
                                                 (UNAUDITED)
                                        (000'S EXCEPT PER SHARE DATA)

                                                   Twelve Weeks Ended            Twenty-Four Weeks Ended
                                                --------------------------     ----------------------------
                                                November 13,  November 14,     November 13,    November 14,
                                                    1999          1998             1999            1998
                                                ------------  ------------     ------------    ------------
Net sales                                         $810,600      $814,593        $1,620,073      $1,603,009
                                                  --------      --------        ----------      ----------
Cost of products sold                              378,963       389,354           759,677         761,160
Selling, delivery and administrative
 expenses                                          355,749       342,837           700,119         675,949
Depreciation and amortization                       25,745        25,942            51,335          50,044
                                                  --------      --------        ----------      ----------
                                                   760,457       758,133         1,511,131       1,487,153
                                                  --------      --------        ----------      ----------
Operating income                                    50,143        56,460           108,942         115,856
                                                  --------      --------        ----------      ----------
Other income                                           (90)         (114)             (222)           (239)
Interest expense                                     5,532         5,202            11,301           9,538
                                                  --------      --------        ----------      ----------
                                                     5,442         5,088            11,079           9,299
                                                  --------      --------        ----------      ----------
Income before income taxes                          44,701        51,372            97,863         106,557
Provision for income taxes                          16,763        19,265            36,699          39,959
                                                  --------      --------        ----------      ----------
Net income                                        $ 27,938      $ 32,107        $   61,164      $   66,598
                                                  ========      ========        ==========      ==========

Earnings per share:
  Basic                                           $    .40      $    .45        $      .88      $      .92
                                                  ========      ========        ==========      ==========
  Diluted                                         $    .40      $    .44        $      .87      $      .91
                                                  ========      ========        ==========      ==========


                               See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                            (000's)
                                                    Twenty-Four Weeks Ended
                                                   --------------------------
                                                   November 13,  November 14,
                                                       1999          1998
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                         $ 61,164      $ 66,598
  Depreciation and amortization                        51,335        50,044
  Other                                                (8,389)        1,493
  Change in operating assets and liabilities:
    Accounts receivable                                 3,554        (6,140)
    Inventories                                        (8,619)       (4,955)
    Other current assets                               (5,515)       11,394
    Accounts payable and accrued expenses              11,899         6,730
                                                     --------      --------
        Cash from operating activities                105,429       125,164
                                                     --------      --------

Cash flows from investing activities:
  Acquisitions                                              -      (105,248)
  Additions to property and equipment                 (40,566)      (52,661)
  Sale of assets                                          369         5,850
  Other                                                 1,042          (521)
                                                     --------      --------
        Cash from investing activities                (39,155)     (152,580)
                                                     --------      --------

Cash flows from financing activities:
  Addition to long-term debt                           12,000       200,000
  Reduction of long-term debt                         (25,000)     (127,000)
  Common stock dividends paid                          (9,749)      (10,138)
  Stock option exercise proceeds and
   related tax benefits                                 1,683         4,046
  Acquisition of treasury stock                       (45,208)      (38,661)
  Other                                                     -          (831)
                                                     --------      --------
        Cash from financing activities                (66,274)       27,416
                                                     --------      --------
Change in cash and cash equivalents                         -             -

Cash and cash equivalents:
  Beginning of period                                       -             -
                                                     --------      --------
  End of period                                      $      -      $      -
                                                     ========      ========
Cash payments made:
  Interest                                           $ 13,528      $ 10,990
  Income taxes                                         14,699        10,152

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

2.  Inventories
    -----------

The components of inventories are as follows:


                                                          (000's)
                                                -------------------------
                                                November 13,     May 29,
                                                   1999           1999
                                                ------------   ----------

           Ingredients and packaging               $47,154       $44,222
           Finished goods                           21,807        15,936
           Other                                     5,519         5,703
                                                   -------       -------
                                                   $74,480       $65,861
                                                   =======       =======

3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:
                                                  Twenty-Four Weeks Ended
                                                ----------------------------
                                                November 13,    November 14,
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
                                                    ====            ====

4.  Earnings Per Share
    ------------------

Following is a reconciliation between basic and diluted weighted average shares outstanding used in the Company's earnings per share computations:

                                                     (000's)
                                          Twelve              Twenty-Four
                                        Weeks Ended           Weeks Ended
                                   --------------------   -------------------
                                    Nov. 13,   Nov. 14,   Nov. 13,   Nov. 14,
                                      1999       1998       1999       1998
                                   ---------   --------   --------   --------
     Basic weighted average
      common shares outstanding      69,407     72,053     69,893     72,358

     Effect of dilutive stock
      compensation                      448      1,029        478      1,082
                                     ------     ------     ------     ------
     Dilutive weighted average
      common shares outstanding      69,855     73,082     70,371     73,440
                                     ======     ======     ======     ======

5.  Stockholder Rights Plan
    -----------------------

On September 21, 1999, the Company's board of directors adopted a stockholder rights plan which provided that a dividend of one preferred stock purchase right was declared for each share of the Company's common stock outstanding on October 8, 1999 and any common shares issued thereafter. The rights are not exercisable until 10 business days following either 1) a public announcement that a person or group acquired 15% or more of the Company's common stock or

2) the announcement of a tender offer which could result in a person or group acquiring 15% or more of the Company's common stock.

Each right, if exercisable, will entitle its holder to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $80.00, subject to adjustment. If a person or group acquires 15% or more of the Company's outstanding common stock, the holder of each right not owned by the acquiring party will be entitled to purchase shares of the Company's common stock (or in certain cases, preferred stock, cash or other property) having a market value of twice the exercise price of the right. In addition, after a person or group has become an acquiring person, if the Company is acquired in a merger or other business combination or 50% or more of its consolidated assets or earning power are sold, each right will entitle its holder to purchase at the exercise price of the right, a number of the acquiring party's common shares valued at twice the exercise price of the right.

The Board may redeem the rights at any time before they become exercisable for $.001 per right and, if not exercised or redeemed, the rights will expire on October 7, 2009.

                                    PART II


ITEM 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits filed with this report:

         1) 27.1 - Financial data schedule

     b)  Reports on Form 8-K

         1) A report on Form 8-K was filed by the Company on September 23, 1999 announcing the declaration of a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock, payable to stockholders of record as of October 8, 1999, and incorporating the Rights Agreement dated as of September 21, 1999.

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




                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)




DATE: December 15, 1999                       /s/ Charles A. Sullivan
                                              --------------------------------
                                              Charles A. Sullivan, Chairman
                                              and Chief Executive Officer




DATE: December 15, 1999                       /s/ Frank W. Coffey
                                              --------------------------------
                                              Frank W. Coffey, Senior Vice
                                              President and Chief Financial
                                              Officer