Form 10-Q
period 2000-03-04
INTERSTATE BAKERIES CORP/DE/
filed 2000-04-10
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 4, 2000

                               OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                        _______________

For the Quarter Ended March 4, 2000        Commission File Number 1-11165


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

               Yes / X /                       No /   /

     There were 65,990,375 shares of common stock, $.01 par value per share, outstanding on March 31, 2000.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                        QUARTER ENDED MARCH 4, 2000



CONTENTS
--------



                   Description                                      Page
                   -----------                                      ----

PART I - FINANCIAL INFORMATION (UNAUDITED)
------------------------------------------

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              1-2

   Quantitative and Qualitative Disclosures
    About Market Risk                                                 3

   Consolidated Balance Sheet                                         4

   Consolidated Statement of Income                                   5

   Consolidated Statement of Cash Flows                               6

   Notes to Consolidated Financial Statements                        7-8



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

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Net sales for the third quarter of fiscal 2000, the sixteen weeks ended March 4, 2000, were $1,035,609,000, up $4,267,000 and .4% from net sales of
$1,031,342,000 in the prior year. Year-to-date net sales for fiscal 2000 were $2,655,682,000, an increase of $21,331,000 and .8%, over net sales of
$2,634,351,000 in fiscal 1999. Year-to-date net sales adjusted for acquired operations were essentially flat compared to the prior year. For both the quarter and year-to-date, net sales reflected somewhat higher selling prices, offset by slight unit volume declines.

Gross profit was 52.2% of net sales for the third quarter of fiscal 2000, compared to 52.6% in the prior year. Year-to-date gross profit increased to 52.8% of net sales, up from the prior year's 52.5%. For the quarter, lower ingredient costs experienced in the current year were more than offset by increases in packaging costs and labor and labor-related expenses. On a year-to-date basis, favorable ingredient prices and higher selling prices more than offset higher packaging and labor and labor-related costs.

Selling, delivery and administrative expenses increased $10,239,000, or 2.3%, for the third quarter of fiscal 2000 and $34,409,000, or 3.0%, on a year-to-date basis. Selling, delivery and administrative expenses as a percentage of net sales were 44.9% for the third quarter of fiscal 2000 compared to 44.0% the prior year, while the year-to-date percentage increased to 43.9% from 42.9% in the prior year. These unfavorable variances reflect inflationary labor and labor-related cost increases, as well as substantially higher fuel costs, measured against essentially flat net sales.

Based upon these factors, operating income for the third quarter of fiscal 2000 was $41,336,000, or 4.0% of net sales, down $13,175,000 from the prior year's $54,511,000, or 5.3% of net sales. Year-to-date operating income for fiscal 2000 was $150,278,000, or 5.7% of net sales, down $20,089,000 from
$170,367,000, or 6.5% of net sales, in the prior year.

Increases in interest expense of $1,453,000 and $3,216,000 for the third quarter and year-to-date, respectively, reflect higher average borrowing levels primarily due to acquisitions and treasury stock repurchases.

The effective tax rate of 37.5% for fiscal 2000 and 1999 approximates the overall federal and state statutory rates.

Reflecting the above, net income for the third quarter of fiscal 2000 was $20,417,000, or $.30 per share (diluted basis), down $9,166,000 from

$29,583,000, or $.41 per share, in the prior year. Year-to-date net income declined $14,600,000 to $81,581,000, or $1.18 per share (diluted basis), from $96,181,000, or $1.32 per share, in fiscal 1999.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Cash generated by operating activities for the forty weeks ended March 4, 2000 was $131,500,000, compared to $140,586,000 a year ago, with the decrease reflecting lower net income. Cash generated by operations, along with additional net debt borrowings of $40,000,000 during fiscal 2000, was used to fund net capital expenditures of $68,019,000, repurchase common stock of $82,717,000, pay common stock dividends of $14,424,000 and acquire a business for $3,112,000.

On December 9, 1999, the Company's board of directors authorized the repurchase of an additional 3,000,000 shares of the Company's common stock. At the end of the third quarter of fiscal 2000, approximately 2,600,000 authorized shares were available to be repurchased under the stock repurchase program.

As noted in the Company's Annual Report on Form 10-K for the year ended May 29, 1999, cash flows from operations, along with borrowing capacity under the existing credit facility, are expected to be sufficient to meet the fiscal 2000 cash requirements.

SUBSEQUENT EVENT
----------------

On March 30, 2000, the Company amended its shareholder agreement with Ralston Purina Company ("RPC"). Under the amended agreement, RPC will reduce its ownership of the Company's common stock to no more than 20% by September 30, 2000, 15% by August 1, 2004 and 10% by August 1, 2005. The Company will continue to have the right of first offer regarding the disposal of any of the stock by RPC. RPC also agreed to settle its outstanding 7% Stock Appreciation Income Linked Securities (SAILS) with shares of the Company's common stock in August 2000. Excluding the shares related to the SAILS transaction, RPC currently owns approximately 23% of the Company's common stock.


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

Commodity Prices

Commodities used by the Company in the production of its products are subject to wide price fluctuations, depending upon factors such as weather, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations (primarily for wheat), the Company enters into commodity futures and options contracts, fixing commodity prices for future periods. A sensitivity analysis was prepared and based upon the Company's commodity-related derivatives position as of March 4, 2000, an assumed 10% adverse change in commodity prices would not result in a material effect on fair values, future earnings or cash flows of the Company.

Interest Rates

The Company manages its exposure to interest rate risk through the use of a combination of floating and fixed-rate debt. In addition, from time to time, the Company has entered into interest rate swap agreements to fix rates on variable rate debt instruments. The Company had no outstanding interest rate swap agreements at March 4, 2000. Based upon the Company's sensitivity analysis at March 4, 2000, an assumed 10% adverse change in interest rates would not have a material impact on fair values, future earnings or cash flows of the Company.

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                   March 4,         May 29,
                                                     2000            1999
                                                 ------------    ------------
Assets
  Current assets:
    Accounts receivable, less allowance
     for doubtful accounts of $4,354,000
     ($4,240,000 at May 29)                       $  217,490      $  216,984
    Inventories                                       71,565          65,861
    Other current assets                              67,126          65,905
                                                  ----------      ----------
        Total current assets                         356,181         348,750
                                                  ----------      ----------
  Property and equipment:
    Land and buildings                               398,584         385,495
    Machinery and equipment                          986,948         942,748
                                                  ----------      ----------
                                                   1,385,532       1,328,243
    Less accumulated depreciation                   (489,604)       (425,327)
                                                  ----------      ----------
        Net property and equipment                   895,928         902,916
                                                  ----------      ----------
  Intangibles                                        426,120         429,109
                                                  ----------      ----------
                                                  $1,678,229      $1,680,775
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   29,000      $   25,000
    Accounts payable                                 116,836         134,681
    Accrued expenses                                 196,623         195,515
                                                  ----------      ----------
        Total current liabilities                    342,459         355,196
                                                  ----------      ----------
  Long-term debt                                     405,000         369,000
  Other liabilities                                  212,813         225,030
  Deferred income taxes                              127,746         127,746
                                                  ----------      ----------
        Total long-term liabilities                  745,559         721,776
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 120,000,000 shares; issued -
     79,837,000 shares (79,630,000 at May 29)            798             796
    Additional paid-in capital                       551,046         549,080
    Retained earnings                                323,964         256,807
    Treasury stock, at cost - 13,791,000 shares
     (9,412,000 at May 29)                          (285,597)       (202,880)
                                                  ----------      ----------
        Total stockholders' equity                   590,211         603,803
                                                  ----------      ----------
                                                  $1,678,229      $1,680,775
                                                  ==========      ==========

                         See accompanying notes.
                                    -4-

                                       INTERSTATE BAKERIES CORPORATION
                                       CONSOLIDATED STATEMENT OF INCOME
                                                 (UNAUDITED)
                                        (000'S EXCEPT PER SHARE DATA)

                                                   Sixteen Weeks Ended               Forty Weeks Ended
                                                --------------------------     ----------------------------
                                                  March 4,      March 6,         March 4,        March 6,
                                                    2000          1999             2000            1999
                                                ------------  ------------     ------------    ------------
Net sales                                        $1,035,609    $1,031,342       $2,655,682      $2,634,351
                                                 ----------    ----------       ----------      ----------
Cost of products sold                               494,886       488,976        1,254,563       1,250,136
Selling, delivery and administrative
 expenses                                           464,534       454,295        1,164,653       1,130,244
Depreciation and amortization                        34,853        33,560           86,188          83,604
                                                 ----------    ----------       ----------      ----------
                                                    994,273       976,831        2,505,404       2,463,984
                                                 ----------    ----------       ----------      ----------
Operating income                                     41,336        54,511          150,278         170,367
                                                 ----------    ----------       ----------      ----------
Other income                                           (115)         (152)            (337)           (391)
Interest expense                                      8,784         7,331           20,085          16,869
                                                 ----------    ----------       ----------      ----------
                                                      8,669         7,179           19,748          16,478
                                                 ----------    ----------       ----------      ----------
Income before income taxes                           32,667        47,332          130,530         153,889
Provision for income taxes                           12,250        17,749           48,949          57,708
                                                 ----------    ----------       ----------      ----------
Net income                                       $   20,417    $   29,583       $   81,581      $   96,181
                                                 ==========    ==========       ==========      ==========

Earnings per share:
  Basic                                          $      .30    $      .41       $     1.19      $     1.34
                                                 ==========    ==========       ==========      ==========
  Diluted                                        $      .30    $      .41       $     1.18      $     1.32
                                                 ==========    ==========       ==========      ==========


                                          See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                             (000's)
                                                        Forty Weeks Ended
                                                   --------------------------
                                                     March 4,       March 6,
                                                       2000           1999
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                         $ 81,581     $  96,181
  Depreciation and amortization                        86,188        83,604
  Other                                               (12,262)       (1,280)
  Change in operating assets and liabilities:
    Accounts receivable                                   766        (6,013)
    Inventories                                        (4,881)        1,900
    Other current assets                               (1,207)        6,762
    Accounts payable and accrued expenses             (18,685)      (40,568)
                                                     --------     ---------
        Cash from operating activities                131,500       140,586
                                                     --------     ---------

Cash flows from investing activities:
  Acquisitions                                         (3,112)     (106,566)
  Additions to property and equipment                 (69,193)      (85,041)
  Sale of assets                                        1,174         7,270
  Other                                                (5,196)         (521)
                                                     --------     ---------
        Cash from investing activities                (76,327)     (184,858)
                                                     --------     ---------

Cash flows from financing activities:
  Addition to long-term debt                           65,000       200,000
  Reduction of long-term debt                         (25,000)      (87,000)
  Common stock dividends paid                         (14,424)      (15,150)
  Stock option exercise proceeds and
   related tax benefits                                 1,968         5,959
  Acquisition of treasury stock                       (82,717)      (58,678)
  Other                                                     -          (859)
                                                     --------     ---------
        Cash from financing activities                (55,173)       44,272
                                                     --------     ---------
Change in cash and cash equivalents                         -             -

Cash and cash equivalents:
  Beginning of period                                       -             -
                                                     --------     ---------
  End of period                                      $      -     $       -
                                                     ========     =========
Cash payments made:
  Interest                                           $ 17,872     $  15,566
  Income taxes                                         46,788        49,974


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

2.  Inventories
    -----------

The components of inventories are as follows:

                                                          (000's)
                                                -------------------------
                                                  March 4,       May 29,
                                                    2000          1999
                                                ----------     ----------

           Ingredients and packaging              $46,833        $44,222
           Finished goods                          18,410         15,936
           Other                                    6,322          5,703
                                                  -------        -------
                                                  $71,565        $65,861
                                                  =======        =======
3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:
                                                     Forty Weeks Ended
                                                ----------------------------
                                                  March 4,        March 6,
                                                    2000            1999
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          2.2             2.7
           Intangibles amortization                  1.2             1.0
           Other                                     (.9)           (1.2)
                                                  ------          ------
                                                    37.5%           37.5%
                                                  ======          ======

4.  Earnings Per Share
    ------------------

Following is a reconciliation between basic and diluted weighted average shares outstanding used in the Company's earnings per share computations:

                                                  (000's)

                                Sixteen Weeks Ended      Forty Weeks Ended
                               ---------------------   ---------------------
                               March 4,     March 6,   March 4,     March 6,
                                 2000         1999       2000         1999
                               --------     --------   --------     --------
Basic weighted average
 common shares outstanding       67,239       71,468     68,831       72,002

Effect of dilutive stock
 compensation                       143          703        298          933
                               --------     --------   --------     --------
Dilutive weighted average
 common shares outstanding       67,382       72,171     69,129       72,935
                               ========     ========   ========     ========


5.  Stockholder Rights Plan
    -----------------------

On September 21, 1999, the Company's board of directors adopted a stockholder rights plan ("Rights Agreement") which provided that a dividend of one Preferred Stock Purchase Right was declared for each share of the Company's common stock outstanding on October 8, 1999 and any common shares issued thereafter. On February 25, 2000, the Company, pursuant to the terms of the Rights Agreement, redeemed all Rights for $.001 per Right and terminated the Rights Agreement.


6.  Subsequent Event
    ----------------

On March 30, 2000, the Company amended its shareholder agreement with Ralston Purina Company ("RPC"). Under the amended agreement, RPC will reduce its ownership of the Company's common stock to no more than 20% by September 30, 2000, 15% by August 1, 2004 and 10% by August 1, 2005. The Company will continue to have the right of first offer regarding the disposal of any of the stock by RPC. RPC also agreed to settle its outstanding 7% Stock Appreciation Income Linked Securities (SAILS) with shares of the Company's common stock in August 2000. Excluding the shares related to the SAILS transaction, RPC currently owns approximately 23% of the Company's common stock.

                                    PART II



ITEM 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits filed with this report:

         1)   27.1 - Financial data schedule

     b) Reports on Form 8-K

         1) A report on Form 8-K was filed by the Company on February 15, 2000 announcing the redemption of the Company's Preferred
              Stock Purchase Rights for $.001 per Right in cash to holders of record of the Company's common stock as of February 15, 2000. These Rights were outstanding pursuant to the Rights Agreement approved by the Company's board of directors on September 21, 1999.

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







                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)




DATE: April 5, 2000                           /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, Chairman
                                              and Chief Executive Officer




DATE: April 5, 2000                           /s/ Frank W. Coffey
                                              -------------------------------
                                              Frank W. Coffey, Senior Vice
                                              President and Chief Financial
                                              Officer