Form 10-K
period 2000-06-03
INTERSTATE BAKERIES CORP/DE/
filed 2000-08-25
CIK 829499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

(Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                June 3, 2000
                          ----------------------------------------------------
                                       OR

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

Common Stock,
  $.01 par value per share                   New York Stock Exchange
Preferred Stock Purchase Rights              New York Stock Exchange
-------------------------------    -------------------------------------------

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

              [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $659,000,000 as of August 2, 2000. For these purposes only, the registrant has assumed that shares of Common Stock, $.01 par value per share, that may be deemed to be beneficially owned by certain members of the board of directors constitute shares held by affiliates of the registrant.

     There were 63,338,185 shares of Common Stock, $.01 par value per share, outstanding as of August 2, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
            Part and Item                     Document Incorporated
            of Form 10-K:                         By Reference
            -------------                     ---------------------

            Part II, Item 5                   Annual Report*

            Part II, Item 6                   Annual Report*

            Part II, Item 7                   Annual Report*

            Part II, Item 8                   Annual Report*

            Part III, Item 10                 Proxy Statement**

            Part III, Item 11                 Proxy Statement**

            Part III, Item 12                 Proxy Statement**

            Part III, Item 13                 Proxy Statement**
-------------------------------------------------------------------
       * Refers to portions of Registrant's annual report to security holders with respect to the fiscal year ended June 3, 2000.
      ** Refers to portions of Registrant's definitive proxy statement filed on August 25, 2000.

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

     The Company distributes its products in markets representing approximately 90% of the United States population. The Company operates 66 bakeries and approximately 1,500 thrift stores and employs more than 34,000 people. Its sales force delivers products directly from the Company's more than 1,300 distribution centers on approximately 11,000 delivery routes to more than 200,000 food outlets and stores.

     The Company or its predecessors have baked and distributed fresh bread and cake products since 1927. The Company has grown to its present size primarily through acquisitions of other baking businesses. In its 1988 fiscal year, the Company underwent a change in control through a leveraged buyout transaction and acquired 10 bakeries in the southeastern United States. In July 1991, the Company returned to the public market by issuing shares of Common Stock. In July 1995, the Company acquired Continental Baking Company ("CBC") from Ralston Purina Company ("RPC") for $220,000,000 in cash and 33,846,154 shares of Common Stock. Since the acquisition of CBC, the Company has taken significant steps to continue to build and capitalize on the brand equity in the "Wonder" and "Hostess" brands. The Company has also worked to realize cost savings from the CBC acquisition and to achieve economies of scale in its operations. On July 29, 1997, RPC issued $479,953,687.50 of 7% Stock Appreciation Income Linked Securities ("SAILS"), which were exchangeable at maturity, at the option of RPC, for cash or up to 15,498,000 shares of the Company's Common Stock. Pursuant to the SAILS transaction, the Company repurchased 2,000,000 shares of its Common Stock from RPC for $60,079,375, or $30.0396875 per share, which amount was the closing sales price of the Common Stock on the New York Stock Exchange on July 23, 1997 of $30.96875 per share, less a 3% discount.

     During the 1998 fiscal year, the Company purchased from RPC 1,200,000 shares of the Company's Common Stock at an average price of $31.375 per share, and during the 1999 fiscal year, the Company purchased from RPC 500,000 shares at $28.375 per share.

     On March 31, 2000, the Company announced it had extended the Shareholder Agreement with RPC. Under the amended agreement, RPC was required to reduce its ownership of the Company's Common Stock to no more than 20% by September 30, 2000, 15% by August 1, 2004 and 10% by August 1, 2005. RPC also agreed to use the Company's Common Stock to satisfy its SAILS obligations.

     On July 24, 2000, the Company signed an agreement with RPC and an affiliate of RPC to purchase from the RPC affiliate 15,498,000 shares of the Company's Common Stock, at a price per share equal to the average closing price per share for the Company's Common Stock for the most recent 20 consecutive trading days ending on and including July 31, 2000, for shares of the Company's Common Stock purchased on August 1, 2000, and for such per share price, plus an interest component, for shares of Company Common Stock purchased on September 1, 2000. On August 1, 2000, the Company purchased 2,551,020 shares of its Common Stock for a total of $39,999,993.60 pursuant to this agreement. On September 1, 2000, the Company is obligated to purchase 12,946,980 shares of its Common Stock for a total of $203,008,646.40, plus an interest component of $1,419,700.08, pursuant to this agreement. After this repurchase, RPC will own approximately 29.5% of the Company's outstanding Common Stock.

In connection with this repurchase agreement, the Shareholder Agreement was amended to, among other provisions, eliminate the requirement that RPC reduce its ownership to no more than 20% of the Company's Common Stock by September 30, 2000. RPC and its affiliates are now required to reduce their ownership of the Company's Common Stock to no more than 15% by August 1, 2004 and no more than 10% by August 1, 2005. The Company has the right of first offer on disposal of any Company Common Stock owned by RPC and its affiliates. Further, this amendment deleted the requirement of RPC to use the Company's Common Stock to satisfy its SAILS obligations.

Products and Brands
-------------------

     The Company produces, markets, distributes and sells white breads, variety breads, crusty breads, reduced calorie breads, English muffins, rolls and buns under a number of well-known national brand names, including "Wonder," "Home Pride" and "Bread du Jour," and regional brand names including "Beefsteak," "Brown's Classic," "Bunny," "Buttermaid,"
"Butternut," "Colombo," "Cotton's Holsum," "Country Kitchen," "DiCarlo," "Eddy's," "Emperor Norton," "Grandma Emilie's," "Holsum," "J.J. Nissen," "Merita," "Millbrook Farms," "Parisian," "Sunbeam," "Sweetheart,"
"Toscano" and "Weber's"; bagels under the brand name "Braun's"; and croutons under the brand names "Mrs. Cubbison's" and "Marie Callender's".
The Company's snack cakes, donuts, sweet rolls, snack pies, breakfast pastries, variety cakes, large cakes and shortcakes are also sold under a number of well-known national and regional brand names, including "Hostess", "Drake's" and "Dolly Madison". The Company is also a baker and distributor of "Roman Meal" breads, including traditional Roman Meal bread, Roman Meal variety breads, Roman Meal light breads, Roman Meal buns, rolls and English muffins, and Sunmaid raisin bread. The Company's various brands are positioned across a wide spectrum of consumer categories and price points.

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

     The Company's fresh bakery products are delivered from the Company's network of 66 bakeries to its more than 1,300 distribution centers. The products are then delivered primarily to supermarkets and convenience stores by the Company's sales force on its approximate 11,000 delivery routes.
Unsold products are picked up by the Company's sales force and delivered to the Company's approximate 1,500 thrift stores for retail sale. Thrift store sales represented approximately 12% of the net sales of the Company during the fifty-three week period ended June 3, 2000.

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

Employees
---------

     The Company employs more than 34,000 people. Approximately 80% of the Company's employees are covered by more than 600 union contracts. Most of the Company's unionized workers are members of either the International Brotherhood of Teamsters or the Bakery, Confectionery, Tobacco, Grain Millers International Union. None of the individual collective bargaining agreements is material to the Company's consolidated operations.

     In March 2000, the Teamsters in the Northeast went on strike forcing the closure of five of the Company's bakeries in the northeast region. The Teamsters claimed the Company violated an arbitration ruling. After eight days, they returned to work. Contract discussions are continuing and the Company believes the labor issues will be resolved in the near future.

     The Company believes it has good relations with its union and nonunion employees.

Competition
-----------

     The Company faces intense competition in all of its markets from large, national bakeries and smaller regional operators, as well as from supermarket chains with their own bakeries or private label products and grocery stores with their own in-store bakeries. Competition is based on product quality, price, brand loyalty, effective promotional activities and the ability to identify and satisfy emerging consumer preferences. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is also an important competitive factor and is central to the competition for retail shelf space among bread and cake product distributors. The Earthgrains Company, Bestfoods Baking Company and Flowers Industries, Inc. are the Company's largest bread competitors, each marketing bread products under various brand names. Entenmann's, McKee Foods Corp. and Tasty Baking Co. are the largest competitors of the Company with respect to cake sales. The Company from time to time experiences price pressure in certain of its markets as a result of competitors' promotional pricing practices. However, the Company believes that its geographic diversity helps to limit the effect of regionally-based competition.

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

Item 2.    Properties
-------    ----------
Bakeries
--------
     The Company produces substantially all of its products through its national network of 66 bakeries. All of the Company's bakeries are owned with the exception of bakeries in Castroville and Montebello, California, each of which are leased premises. The Company's bakeries are located as follows:

          Akron, Ohio                    Memphis, Tennessee
          Alexandria, Louisiana          Miami, Florida
          Anchorage, Alaska              Milwaukee, Wisconsin
          Biddeford, Maine               Minonk, Illinois
          Billings, Montana              Monroe, Louisiana
          Birmingham, Alabama            Montebello, California
          Boise, Idaho                   New Bedford, Massachusetts
          Boonville, Missouri            Oakland, California
          Buffalo, New York              Ogden, Utah
          Castroville, California        Orlando, Florida
          Charlotte, North Carolina      Peoria, Illinois
          Cincinnati, Ohio               Philadelphia, Pennsylvania
          Columbus, Georgia              Pomona, California
          Columbus, Indiana              Richmond, Virginia
          Columbus, Ohio                 Rocky Mount, North Carolina
          Davenport, Iowa                Sacramento, California (2)
          Decatur, Illinois              Salt Lake City, Utah
          Defiance, Ohio                 San Diego, California
          Denver, Colorado               San Francisco, California (2)
          Detroit, Michigan              San Pedro, California
          Emporia, Kansas                Schiller Park, Illinois
          Florence, South Carolina       Seattle, Washington
          Glendale, California           Spokane, Washington
          Grand Rapids, Michigan         Springfield, Missouri
          Hodgkins, Illinois             St. Louis, Missouri
          Indianapolis, Indiana          Tacoma, Washington
          Jacksonville, Florida          Tampa, Florida
          Jamaica, New York              Toledo, Ohio
          Kansas City, Missouri          Tulsa, Oklahoma
          Knoxville, Tennessee           Waterloo, Iowa
          Los Angeles, California (3)    Wayne, New Jersey


     The Company makes capital investments to update or retrofit its facilities to produce new products on existing lines and to increase line speeds. The Company believes that its facilities are well maintained but continues to pursue opportunities to enhance operating efficiencies through strategic capital investments, some of which may allow the Company to realize operating synergies through the consolidation of less efficient or redundant facilities. During fiscal 1999, the Company opened its $60 million Biddeford, Maine bakery, which resulted in the closure of four less efficient bakeries in the Northeast. A similar consolidation effort was underway during fiscal 2000 in the Company's Pacific Northwest market area where production of three bakeries is being merged into a single bakery in Tacoma, Washington. The last of the three bakeries, located in Spokane, Washington, will be closed during fiscal 2001. Also during fiscal 2000, the Company refitted the older section of its Rocky Mount, North Carolina, bakery with new higher-speed equipment after this bakery was flooded during Hurricane Floyd. In fiscal year 2001, the Company is scheduled to complete new bakeries in Knoxville, Tennessee and Kansas City, Missouri.

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

Item 3.    Legal Proceedings
------     -----------------

     On July 31, 2000, in Theodis Carroll, Jr., et.al. and Scott Bryant, et.al. v. Interstate Brands Corporation, et.al. originally filed June 11, 1998, a jury in California awarded compensatory damages totaling approximately $10,800,000 against the Company and in favor of 18 plaintiffs who alleged various forms of racial discrimination at the Company's San Francisco bakery. The court subsequently reduced these compensatory damages to approximately $5,800,000. On August 2, 2000, the jury also awarded punitive damages totaling approximately $121,000,000. The Company intends to appeal these verdicts. Based upon the opinion of outside counsel, the Company believes the compensatory damages should be overturned or reduced on appeal and it is likely that the Company will succeed in obtaining either a reversal of the punitive damages or a new trial.

     The Company also has been named as a defendant in various claims arising out of its normal business operations. Based upon the facts available to date, management believes that the Company has meritorious defenses to these actions and that their ultimate resolution will not have a material adverse effect on the Company's financial position.

Item 4.    Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------

     Not applicable.

                             PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
------     -------------------------------------------------------------
           Matters
           -------

     The section entitled "Common Stock Information" appearing on page 1 of the Annual Report is incorporated herein by this reference. Note 3, entitled "Debt", to the consolidated financial statements appearing on pages 21 and 22 of the Annual Report is also incorporated herein by this reference with regard to limitations on cash dividends and Common Stock repurchases. The section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations", specifically the subsection entitled "Capital Resources and Liquidity" appearing on page 15 of the Annual Report is also incorporated herein by this reference with regard to planned Common Stock repurchases and dividend payments on the Common Stock. The 33,846,154 unregistered shares of the Company's Common Stock issued to RPC on July 22, 1995 in connection with the Company's acquisition of CBC, were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

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

Commodity Prices

     Commodities used by the Company in the production of its products are subject to wide price fluctuations, depending upon factors such as weather, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations (primarily for wheat), the Company enters into commodity futures and options contracts, fixing commodity prices for future periods. A sensitivity analysis was prepared and based upon the Company's commodity-related derivatives position as of June 3, 2000, an assumed 10% adverse change in commodity prices would not result in a material effect on fair values, future earnings or cash flows of the Company.

Interest Rates

     The Company manages its exposure to interest rate risk through the use of a combination of floating and fixed rate debt. In addition, from time to time, the Company has entered into interest rate swap agreements to fix rates on variable rate debt instruments. The Company had no outstanding interest rate swap agreements at June 3, 2000. Based upon the Company's sensitivity analysis at June 3, 2000, an assumed 10% adverse change in interest rates would not have a material impact on fair values, future earnings or cash flows of the Company.

Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------

     The consolidated financial statements and accompanying notes and the Independent Auditors' Report appearing on pages 16 to 28 of the Annual Report are incorporated herein by this reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure
           --------------------

     Not applicable.


                                    PART III

     The information required by Part III (Item 10, 11, 12 and 13) is incorporated herein by reference to the Company's definitive proxy statement, involving the election of directors and ratification of independent auditors filed on August 25, 2000.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K
--------    --------------------------------------------------------------
     (a)    Documents Filed as Part of this Report:

            1.   Financial Statements

                 The following financial statements and report included in the Company's Annual Report are incorporated herein by reference:

                     Consolidated Balance Sheet at June 3, 2000 and May 29,
                     1999.

                     For 53 weeks ended June 3, 2000, the 52 weeks ended
                     May 29, 1999 and May 30, 1998:
                              Consolidated Statement of Income
                              Consolidated Statement of Cash Flows
                              Consolidated Statement of Stockholders' Equity

                     Notes to Consolidated Financial Statements

                     Independent Auditors' Report dated August 11, 2000.

            2.   Financial Statement Schedule

                 The following report and schedule are filed herewith as a part hereof:

                     Independent Auditors' Report dated August 11, 2000.

                     Schedule for 53 weeks ended June 3, 2000, the 52 weeks ended May 29, 1999 and May 30, 1998:

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

     (b)    Reports on Form 8-K:
            --------------------

            A report on Form 8-K was filed on May 16, 2000 regarding the Company's Preferred Stock Purchase Rights.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERSTATE BAKERIES CORPORATION

Dated:  August 23, 2000           By: /s/ Charles A. Sullivan
                                      -------------------------------
                                      Charles A. Sullivan
                                      Chairman of the Board and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                              Capacities
Name of Signatory             In Which Signing               Date
-----------------             ----------------               ----

/s/ Charles A. Sullivan       Chairman of the Board,         August 23, 2000
-----------------------       Chief Executive Officer
Charles A. Sullivan           and Director (Principal
                              Executive Officer)

/s/ Michael J. Anderson       Director                       August 23, 2000
-----------------------
Michael J. Anderson

/s/ G. Kenneth Baum           Director                       August 23, 2000
-------------------
G. Kenneth Baum

/s/ Leo Benatar               Director                       August 23, 2000
---------------
Leo Benatar

/s/ E. Garrett Bewkes, Jr.    Director                       August 23, 2000
--------------------------
E. Garrett Bewkes, Jr.

/s/ Robert B. Calhoun, Jr.    Director                       August 23, 2000
--------------------------
Robert B. Calhoun, Jr.

/s/ Frank E. Horton           Director                       August 23, 2000
-------------------
Frank E. Horton

/s/ James R. Elsesser         Director                       August 23, 2000
---------------------
James R. Elsesser

/s/ Richard L. Metrick        Director                       August 23, 2000
----------------------
Richard L. Metrick

/s/ Frank W. Coffey           Senior Vice President and      August 23, 2000
-------------------           Chief Financial Officer
Frank W. Coffey

                   INDEPENDENT AUDITORS' REPORT


Interstate Bakeries Corporation

     We have audited the consolidated financial statements of Interstate Bakeries Corporation and its subsidiaries as of June 3, 2000 and May 29, 1999, and for each of the three fiscal years in the period ended June 3, 2000, and have issued our report thereon dated August 11, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Interstate Bakeries Corporation and its subsidiaries, listed on Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
August 11, 2000

                       INTERSTATE BAKERIES CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                      FIFTY-THREE WEEKS ENDED JUNE 3, 2000,
                FIFTY-TWO WEEKS ENDED MAY 29, 1999 AND MAY 30, 1998
                                (In Thousands)

                    Balance at    Additions    Accounts     Balance
                    beginning      charged     charged      at end
Description         of period     to income      off        of period
-----------         ----------    ---------    --------    ---------
2000:
Reserve for
  discounts
  and allow-
  ances on
  accounts
  receivable        $ 4,538       $(1,074)     $     -      $ 3,464
Allowance for
  doubtful
  accounts            4,240         2,665        2,267        4,638
                    -------       -------      -------      -------
                    $ 8,778       $ 1,591      $ 2,267      $ 8,102
                    =======       =======      =======      =======

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

   4.2 Preferred Stock Purchase Rights effective as of May 8, 2000 (incorporated herein by reference to Form 8-K filed on May 16, 2000).

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

  13.1 Page 1 and pages 13 to 28 of the Interstate Bakeries Corporation annual report to security holders for the year ended June 3, 2000. (Those portions of the annual report to security holders not listed here shall not be deemed to be filed as a part of this Report.)*

  21.1 Subsidiaries of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 20, 1999).

  27.0      Financial Data Schedule.*

            -------------------------
           * Filed herewith.