Form 10-Q
period 2000-08-26
INTERSTATE BAKERIES CORP/DE/
filed 2000-10-04
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 26, 2000

                               OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                        _______________

For the Quarter Ended August 26, 2000           Commission File Number 1-11165


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

               Yes / X /                       No /   /

     There were 50,389,928 shares of common stock, $.01 par value per share, outstanding on September 20, 2000.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED AUGUST 26, 2000



CONTENTS
--------



                   Description                                      Page
                   -----------                                      ----

PART I - FINANCIAL INFORMATION (UNAUDITED)
------------------------------------------

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              1-2

   Consolidated Balance Sheet                                        3

   Consolidated Statement of Income                                  4

   Consolidated Statement of Cash Flows                              5

   Notes to Consolidated Financial Statements                        6-8



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

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Net sales for the first quarter of fiscal year 2001, the twelve weeks ended August 26, 2000, were $819,694,000, up $10,221,000 and 1.3% from net sales of
$809,473,000 in the prior year. This increase was primarily attributable to higher selling prices, partially offset by some unit volume decline.

Gross profit was 53.1% of net sales for the first quarter of fiscal 2001, comparable to the 53.0% of net sales in the prior year. This slight improvement reflects the favorable contributions of lower ingredient costs, improved efficiencies in our start-up operations and higher selling prices experienced in fiscal 2001. These favorable factors were offset somewhat by higher labor and labor-related costs, as well as higher packaging costs resulting from higher fuel costs, in the current fiscal year.

Selling, delivery and administrative expenses increased 4.5% to $359,852,000 from $344,370,000 the prior year. As a percentage of net sales, selling, delivery and administrative expenses increased to 43.9% from 42.5% in the prior year. This unfavorable variance reflects inflationary labor and labor-related cost increases, as well as substantially higher fuel costs, measured against a lower net sales percentage increase.

Based upon these factors, operating income for the first quarter of fiscal 2001 was $50,106,000, or 6.1% of net sales, compared to $58,799,000, or 7.3%
of net sales, in fiscal 2000.

Interest expense for the first quarter of fiscal 2001 was $6,721,000, up $952,000 from the prior year's interest cost of $5,769,000. The current year interest expense reflects higher borrowing levels, principally due to the repurchase of treasury stock during the quarter, as well as higher overall interest rates.

The effective tax rates of 38.3% and 37.5% for fiscal 2001 and 2000, respectively, approximate the overall federal and state statutory rates.

Net income for the first quarter of fiscal 2001 was $26,885,000, or $.41 per diluted share, down $6,341,000 from the prior year's $33,226,000, or $.47 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Cash generated by operating activities for the twelve weeks ended August 26, 2000 was $64,954,000, compared to $78,211,000 a year ago, with the decrease reflecting lower net income, as well as unfavorable working capital variances. Cash generated by operations during fiscal 2001 was used to reduce debt by $2,000,000, fund net capital expenditures of $18,335,000, repurchase common stock of $40,024,000 and pay common stock dividends of $4,612,000.

As noted in the Company's Annual Report on Form 10-K for the year ended June 3, 2000, in July 2000 the Company agreed to repurchase 15,498,000 shares of its common stock from Ralston Purina Company ("RPC") at market rates for approximately $244,000,000. During the first quarter of fiscal 2001, on August 1, 2000, the Company repurchased 2,551,020 of these shares for approximately $40,000,000. Subsequent to quarter end, on August 31, 2000, the remaining 12,946,980 shares were repurchased. On the same date, in order to finance the purchase of these shares, as well as repay all its outstanding senior notes, the Company entered into a new unsecured $610,000,000 364-day bank term loan and amended its existing revolving credit agreement. The new term loan is expected to be refinanced on a long-term basis from a public debt offering in the next twelve months.

The Company expects its cash needs for fiscal 2001 will be funded by ongoing operations, as well as the debt issues described above.


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

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                  August 26,        June 3,
                                                     2000            2000
                                                 ------------     -----------
Assets
  Current assets:
    Accounts receivable, less allowance
     for doubtful accounts of $4,483,000
     ($4,638,000 at June 3)                      $   203,947      $  204,660
    Inventories                                       81,321          78,840
    Other current assets                              63,147          57,647
                                                  ----------      ----------
        Total current assets                         348,415         341,147
                                                  ----------      ----------
  Property and equipment:
    Land and buildings                               402,035         397,923
    Machinery and equipment                        1,003,295         989,704
                                                  ----------      ----------
                                                   1,405,330       1,387,627
    Less accumulated depreciation                   (523,183)       (501,549)
                                                  ----------      ----------
        Net property and equipment                   882,147         886,078
                                                  ----------      ----------
  Intangibles                                        421,238         424,700
                                                  ----------      ----------
                                                  $1,651,800      $1,651,925
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $        -      $   29,000
    Accounts payable                                 100,262         123,461
    Accrued expenses                                 222,674         177,996
                                                  ----------      ----------
        Total current liabilities                    322,936         330,457
                                                  ----------      ----------
  Long-term debt                                     412,000         385,000
  Other liabilities                                  211,114         212,981
  Deferred income taxes                              131,810         131,810
                                                  ----------      ----------
        Total long-term liabilities                  754,924         729,791
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 120,000,000 shares; issued -
     79,839,000 shares (79,837,000 at June 3)            798             798
    Additional paid-in capital                       551,833         551,819
    Retained earnings                                349,424         327,151
    Treasury stock, at cost - 16,501,000 shares
     (13,948,000 at June 3)                         (328,115)       (288,091)
                                                  ----------      ----------
        Total stockholders' equity                   573,940         591,677
                                                  ----------      ----------
                                                  $1,651,800      $1,651,925
                                                  ==========      ==========

                           See accompanying notes.

                         INTERSTATE BAKERIES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                         (000'S EXCEPT PER SHARE DATA)


                                                   Twelve Weeks Ended
                                                 -----------------------
                                                 August 26,   August 21,
                                                    2000         1999
                                                 ----------   ----------

Net sales                                         $819,694     $809,473
                                                  --------     --------
Cost of products sold                              384,220      380,714
Selling, delivery and administrative
 expenses                                          359,852      344,370
Depreciation and amortization                       25,516       25,590
                                                  --------     --------
                                                   769,588      750,674
                                                  --------     --------
Operating income                                    50,106       58,799
                                                  --------     --------
Other income                                          (189)        (132)
Interest expense                                     6,721        5,769
                                                  --------     --------
                                                     6,532        5,637
                                                  --------     --------
Income before income taxes                          43,574       53,162
Provision for income taxes                          16,689       19,936
                                                  --------     --------
Net income                                        $ 26,885     $ 33,226
                                                  ========     ========

Earnings per share:
  Basic                                           $    .41     $    .47
                                                  ========     ========
  Diluted                                         $    .41     $    .47
                                                  ========     ========

                           See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                            (000's)
                                                       Twelve Weeks Ended
                                                   --------------------------
                                                    August 26,    August 21,
                                                       2000          1999
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                        $ 26,885      $ 33,226
  Depreciation and amortization                       25,516        25,590
  Other                                               (1,678)       (1,949)
  Change in operating assets and liabilities:
    Accounts receivable                                  713        10,271
    Inventories                                       (2,481)       (4,521)
    Other current assets                              (5,500)        9,290
    Accounts payable and accrued expenses             21,499         6,304
                                                     -------       -------
        Cash from operating activities                64,954        78,211
                                                     -------       -------
Cash flows from investing activities:
  Additions to property and equipment                (18,692)      (14,000)
  Sale of assets                                         357             -
  Other                                                    3          (799)
                                                     -------       -------
        Cash from investing activities               (18,332)      (14,799)
                                                     -------       -------

Cash flows from financing activities:
  Addition of long-term debt                          27,000             -
  Reduction of long-term debt                        (29,000)      (55,000)
  Common stock dividends paid                         (4,612)       (4,920)
  Stock option exercise proceeds
    and related tax benefits                              14           807
  Acquisition of treasury stock                      (40,024)       (4,299)
                                                     -------       -------
        Cash from financing activities               (46,622)      (63,412)
                                                     -------       -------
Change in cash and cash equivalents                        -             -

Cash and cash equivalents:
  Beginning of period                                      -             -
                                                     -------       -------
  End of period                                     $      -      $      -
                                                     =======       =======
Cash payments made:
  Interest                                          $  5,253      $  4,710
  Income taxes                                            50           418


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

2.  Inventories
    -----------

The components of inventories are as follows:


                                                          (000's)
                                                -------------------------
                                                August 26,       June 3,
                                                   2000           2000
                                                ----------     ----------

           Ingredients and packaging              $48,924        $48,697
           Finished goods                          26,377         23,845
           Other                                    6,020          6,298
                                                  -------        -------
                                                  $81,321        $78,840
                                                  =======        =======

3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:
                                                     Twelve Weeks Ended
                                                ----------------------------
                                                 August 26,      August 21,
                                                    2000            1999
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          2.3             2.2
           Intangibles amortization                  1.7             1.2
           Other                                     (.7)            (.9)
                                                    ----            ----
                                                    38.3%           37.5%
                                                    ====            ====

4.  Earnings Per Share
    ------------------

Following is a reconciliation between basic and diluted weighted average shares outstanding used in the Company's earnings per share computations:

                                                     (000's)
                                                Twelve Weeks Ended
                                             -------------------------
                                             August 26,     August 21,
                                                2000           1999
                                             ----------     ----------
      Basic weighted average
       common shares outstanding               65,232         70,312

      Effect of dilutive stock
       compensation                               240            509
                                               ------         ------
      Dilutive weighted average
       common shares outstanding               65,472         70,821
                                               ======         ======

5.  Contingencies
    -------------
On July 31, 2000, a jury in California awarded compensatory damages totaling approximately $10,800,000 against the Company and in favor of 18 plaintiffs who alleged various forms of racial discrimination at the Company's San Francisco bakery. The court subsequently reduced these compensatory damages to approximately $5,800,000.
On August 2, 2000, the jury also awarded punitive damages totaling approximately $121,000,000. The Company intends to appeal these verdicts. Based upon the opinion of outside counsel, the Company believes the compensatory damages should be overturned or reduced on appeal and it is likely that the Company will succeed in obtaining either a reversal of the punitive damages or a new trial. The Company believes it has adequate reserves for the compensatory damages.

6.  Subsequent Event
    ----------------

Subsequent to quarter end, on August 31, 2000, the Company repurchased 12,946,980 of its common shares from Ralston Purina Company ("RPC") for approximately $204,000,000. In order to finance this repurchase, as well as repay $200,000,000 of outstanding senior notes, the Company entered into a new unsecured $610,000,000 364-day bank term loan and amended its existing revolving credit agreement. The new term loan and the amended revolving credit agreement both bear interest at floating rates equal to LIBOR plus 1.25%, and include mirror covenant provisions which, among other matters (i) limit the Company's ability to incur indebtedness, merge, consolidate and acquire or sell assets, (ii) require the Company to satisfy certain ratios related to net worth, debt-to-capitalization and interest coverage and (iii) limit the payment of future cash dividends on common stock and common stock repurchases, excluding the August 2000 RPC common stock repurchases, to a total of $100,000,000 plus 50% of consolidated net income after fiscal year 2000. The new term loan is expected to be refinanced on a long-term basis from a public debt offering in the next twelve months, while the maturity date on the revolving credit facility remains February 25, 2002.

                                    PART II



ITEM 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits filed with this report:

         1)  27 - Financial data schedule

     b)  Exhibits filed on 8-K

         On July 25, 2000, the Company filed a Form 8-K regarding its announcement of an agreement with Ralston Purina Company ("RPC") to purchase from an affiliate of RPC 15,498,000 shares of the Company's common stock at market prices by September 1, 2000.
         Per the Form 8-K, the transaction would reduce RPC's holdings to 29.5% of the Company's then outstanding shares. The Form 8-K also indicated that the Company had amended its Shareholder Agreement with RPC to require RPC to reduce its ownership of the Company to no more than 15% by August 1, 2004 and 10% by August 1, 2005.

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







                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)




DATE: September 27, 2000                      /s/ Charles A. Sullivan
                                              --------------------------------
                                              Charles A. Sullivan, Chairman
                                              and Chief Executive Officer




DATE: September 27, 2000                      /s/ Frank W. Coffey
                                              --------------------------------
                                              Frank W. Coffey, Senior Vice
                                              President and Chief Financial
                                              Officer