Form 10-Q
period 2000-11-18
INTERSTATE BAKERIES CORP/DE/
filed 2000-12-21
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 18, 2000

                               OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________
                         _______________

For the Quarter Ended November 18, 2000        Commission File Number 1-11165

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

               Yes / X /                       No /   /

     There were 50,389,894 shares of common stock, $.01 par value per share, outstanding on December 12, 2000.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED NOVEMBER 18, 2000



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

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Net sales for the second quarter of fiscal 2001, the twelve weeks ended November 18, 2000, were $817,813,000, up $7,213,000 or .9%, from net sales of
$810,600,000 in the prior year. Year-to-date net sales for fiscal 2001 were $1,637,507,000, an increase of $17,434,000 and 1.1%, over net sales of
$1,620,073,000 for fiscal 2000. These increases were primarily attributable to higher selling prices, partially offset by unit volume declines.

Gross profit was 52.1% of net sales for the second quarter of fiscal 2001, down from 53.2% of net sales in the prior year. Year-to-date gross profit was 52.6% of net sales, compared to the prior year's 53.1%. These quarterly and year-to-date declines in gross profit as a percentage of net sales reflect higher labor-related costs, primarily health care expenses, substantially higher utility costs and higher packaging costs, principally resulting from higher energy costs. These unfavorable elements were partially offset by the impact of higher selling prices, as well as somewhat favorable ingredient cost variances on a year-to-date basis.

Selling, delivery and administrative expenses increased $11,950,000, or 3.4%, for the second quarter of fiscal 2001 and $27,432,000, or 3.9%, on a year-to-date basis. Selling, delivery and administrative expense as a percentage of net sales was 45.0% and 44.4% for fiscal 2001's second quarter and year-to-date, respectively, compared to fiscal 2000's quarterly 43.9% and year-to-date 43.2%. These unfavorable variances reflect substantially higher fuel costs, higher labor-related costs and normal inflationary cost increases measured against a relatively flat net sales base.

Based upon these factors, operating income for the second quarter of fiscal 2001 was $32,676,000, or 4.0% of net sales, compared to $50,143,000, or 6.2%
of net sales, in the prior year. Year-to-date operating income for fiscal 2001 was $82,782,000, or 5.1% of net sales, compared to $108,942,000, or 6.7%
of net sales, for fiscal 2000.

Interest expense for the second quarter of fiscal 2001 was $13,434,000, up from $5,532,000 the prior year, while year-to-date interest expense was $20,155,000, up from $11,301,000 in fiscal 2000. These substantial increases reflect higher borrowing levels resulting from the Company's repurchase of over 15,000,000 shares of treasury stock during fiscal 2001, as well as higher overall interest rates.

The effective tax rates of 39.2% and 37.5% for fiscal 2001 and 2000, respectively, approximate the overall federal and state statutory rates.

Net income for the second quarter of fiscal 2001 was $11,386,000, or $.22 per diluted share, down from $27,938,000, or $.40 per diluted share, for the prior year. On a year-to-date basis, net income was $38,271,000, or $.65 per diluted share, compared to $61,164,000, or $.87 per diluted share, during fiscal 2000.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Cash generated by operating activities for the twenty-four weeks ended November 18, 2000 was $118,074,000, up from $105,429,000 generated in the prior year with this increase reflecting favorable working capital variances, partially offset by lower net income. Cash generated by operations, along with additional net borrowings described below of $185,000,000, was used to fund net capital expenditures of $43,647,000, pay common stock dividends of $8,140,000 and repurchase common stock of $244,444,000.

As noted in the Company's Annual Report on Form 10-K for the year ended June
3, 2000, in July 2000 the Company agreed to repurchase 15,498,000 shares of its common stock from Ralston Purina Company ("RPC") at market rates. During the first quarter of fiscal 2001, on August 1, 2000, the Company repurchased 2,551,020 of these shares for approximately $40,000,000. During the second quarter, on August 31, 2000, the remaining 12,946,980 shares were repurchased for approximately $204,000,000. On the same date, in order to finance the purchase of these shares, as well as repay all its outstanding senior notes, the Company entered into a new unsecured $610,000,000 364-day bank term loan and amended its existing revolving credit agreement. The new term loan, $595,000,000 outstanding at November 18, 2000, is expected to be refinanced on a long-term basis from a public debt offering prior to its August 2001 maturity. That portion of the new term loan which exceeds the additional borrowing capacity under the revolving credit agreement, or $360,000,000, has been classified as a current liability at November 18, 2000, with the remaining $235,000,000 classified as long-term debt.

The Company expects its cash needs for fiscal 2001 will be funded by ongoing operations, as well as the debt issuances described above.


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

Commodity Prices

Commodities used by the Company in the production of its products are subject to wide price fluctuations, depending upon factors such as weather, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations (primarily for wheat), the Company enters into commodity futures and options contracts, fixing commodity prices for future periods. A sensitivity analysis was prepared and based upon the Company's commodity-related position as of November 18, 2000, an assumed 10% adverse change in commodity prices would not result in a material effect on fair values, future earnings or cash flows of the Company.

Interest Rates

The Company from time to time manages its exposure to interest rate risk using floating and fixed rate debt, as well as interest rate swap agreements to fix rates on variable-rate debt instruments. As of November 18, 2000, the Company had no fixed-rate debt or swap agreements outstanding. Interest rates on $395,000,000 and $200,000,000 of the floating-rate debt are fixed through November 2000 and February 2001, respectively. Based upon the Company's sensitivity analysis at November 18, 2000, an assumed 10% adverse change in interest rates would not have a material impact on fair values, future earnings or cash flows of the Company.

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                 November 18,       June 3,
                                                     2000            2000
                                                 ------------     -----------
Assets
  Current assets:
    Accounts receivable, less allowance
     for doubtful accounts of $3,905,000
     ($4,638,000 at June 3)                      $   203,532      $  204,660
    Inventories                                       81,272          78,840
    Other current assets                              55,914          57,647
                                                  ----------      ----------
        Total current assets                         340,718         341,147
                                                  ----------      ----------
  Property and equipment:
    Land and buildings                               410,469         397,923
    Machinery and equipment                        1,011,786         989,704
                                                  ----------      ----------
                                                   1,422,255       1,387,627
    Less accumulated depreciation                   (537,385)       (501,549)
                                                  ----------      ----------
        Net property and equipment                   884,870         886,078
                                                  ----------      ----------
  Intangibles                                        422,794         424,700
                                                  ----------      ----------
                                                  $1,648,382      $1,651,925
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                                 $  360,000      $        -
    Long-term debt payable within one year                 -          29,000
    Accounts payable                                 115,446         123,461
    Accrued expenses                                 218,727         177,996
                                                  ----------      ----------
        Total current liabilities                    694,173         330,457
                                                  ----------      ----------
  Long-term debt                                     239,000         385,000
  Other liabilities                                  206,013         212,981
  Deferred income taxes                              131,810         131,810
                                                  ----------      ----------
        Total long-term liabilities                  576,823         729,791
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 120,000,000 shares; issued -
     79,840,000 shares (79,837,000 at June 3)            798             798
    Additional paid-in capital                       551,841         551,819
    Retained earnings                                357,282         327,151
    Treasury stock, at cost - 29,450,000 shares
     (13,948,000 at June 3)                         (532,535)       (288,091)
                                                  ----------      ----------
        Total stockholders' equity                   377,386         591,677
                                                  ----------      ----------
                                                  $1,648,382      $1,651,925
                                                  ==========      ==========
                           See accompanying notes.

                                        INTERSTATE BAKERIES CORPORATION
                                       CONSOLIDATED STATEMENT OF INCOME
                                                 (UNAUDITED)
                                        (000'S EXCEPT PER SHARE DATA)

                                                    Twelve Weeks Ended           Twenty-Four Weeks Ended
                                                --------------------------     ----------------------------
                                                November 18,  November 13,     November 18,    November 13,
                                                    2000          1999             2000            1999
                                                ------------  ------------     ------------    ------------
Net sales                                         $817,813      $810,600        $1,637,507      $1,620,073
                                                  --------      --------        ----------      ----------
Cost of products sold                              391,859       378,963           776,079         759,677
Selling, delivery and administrative
 expenses                                          367,699       355,749           727,551         700,119
Depreciation and amortization                       25,579        25,745            51,095          51,335
                                                  --------      --------        ----------      ----------
                                                   785,137       760,457         1,554,725       1,511,131
                                                  --------      --------        ----------      ----------
Operating income                                    32,676        50,143            82,782         108,942
                                                  --------      --------        ----------      ----------
Other income                                          (129)          (90)             (318)           (222)
Interest expense                                    13,434         5,532            20,155          11,301
                                                  --------      --------        ----------      ----------
                                                    13,305         5,442            19,837          11,079
                                                  --------      --------        ----------      ----------
Income before income taxes                          19,371        44,701            62,945          97,863
Provision for income taxes                           7,985        16,763            24,674          36,699
                                                  --------      --------        ----------      ----------
Net income                                        $ 11,386      $ 27,938        $   38,271      $   61,164
                                                  ========      ========        ==========      ==========

Earnings per share:
  Basic                                           $    .22      $    .40        $      .66      $      .88
                                                  ========      ========        ==========      ==========
  Diluted                                         $    .22      $    .40        $      .65      $      .87
                                                  ========      ========        ==========      ==========

                                           See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                            (000's)
                                                    Twenty-Four Weeks Ended
                                                   --------------------------
                                                   November 18,  November 13,
                                                       2000          1999
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                         $ 38,271      $ 61,164
  Depreciation and amortization                        51,095        51,335
  Other                                                (4,477)       (8,389)
  Change in operating assets and liabilities:
    Accounts receivable                                 1,128         3,554
    Inventories                                        (2,432)       (8,619)
    Other current assets                                1,733        (5,515)
    Accounts payable and accrued expenses              32,756        11,899
                                                     --------      --------
        Cash from operating activities                118,074       105,429
                                                     --------      --------

Cash flows from investing activities:
  Additions to property and equipment                 (44,442)      (40,566)
  Sale of assets                                          795           369
  Other                                                   (54)        1,042
                                                     --------      --------
        Cash from investing activities                (43,701)      (39,155)
                                                     --------      --------

Cash flows from financing activities:
  Addition to notes payable                           360,000             -
  Addition to long-term debt                          250,000        12,000
  Reduction of long-term debt                        (425,000)      (25,000)
  Acquisition of treasury stock                      (244,444)      (45,208)
  Common stock dividends paid                          (8,140)       (9,749)
  Stock option exercise proceeds and
   related tax benefits                                    22         1,683
  Other                                                (6,811)            -
                                                     --------      --------
        Cash from financing activities                (74,373)      (66,274)
                                                     --------      --------
Change in cash and cash equivalents                         -             -

Cash and cash equivalents:
  Beginning of period                                       -             -
                                                     --------      --------
  End of period                                      $      -      $      -
                                                     ========      ========
Cash payments made:
  Interest                                           $ 14,944      $ 13,528
  Income taxes                                         15,431        14,699


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

2.  Inventories
    -----------

The components of inventories are as follows:


                                                          (000's)
                                                -------------------------
                                                November 18,     June 3,
                                                    2000          2000
                                                ------------   ----------

           Ingredients and packaging               $49,633       $48,697
           Finished goods                           25,479        23,845
           Other                                     6,160         6,298
                                                   -------       -------
                                                   $81,272       $78,840
                                                   =======       =======

3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:
                                                  Twenty-Four Weeks Ended
                                                ----------------------------
                                                November 18,    November 13,
                                                    2000            1999
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          2.3             2.2
           Intangibles amortization                  2.3             1.2
           Other                                     (.4)            (.9)
                                                    ----            ----
                                                    39.2%           37.5%
                                                    ====            ====

The provision for income taxes for the current quarter of both fiscal years includes any adjustments for revisions on the projected annual effective tax rate.

4.  Earnings Per Share
    ------------------

Following is a reconciliation between basic and diluted weighted average shares outstanding used in the Company's earnings per share computations:

                                                     (000's)
                                          Twelve              Twenty-Four
                                        Weeks Ended           Weeks Ended
                                   --------------------   -------------------
                                    Nov. 18,   Nov. 13,   Nov. 18,   Nov. 13,
                                      2000       1999       2000       1999
                                   ---------   --------   --------   --------
     Basic weighted average
      common shares outstanding      51,207     69,407     58,253     69,893

     Effect of dilutive stock
      compensation                      201        448        220        478
                                     ------     ------     ------     ------
     Dilutive weighted average
      common shares outstanding      51,408     69,855     58,473     70,371
                                     ======     ======     ======     ======

5.  New Bank Term Loan
    ------------------

During the quarter, on August 31, 2000, the Company repurchased 12,946,980 of its common shares from Ralston Purina Company ("RPC") for approximately $204,000,000. In order to finance this repurchase, as well as repay $200,000,000 of outstanding senior notes, the Company entered into a new unsecured $610,000,000 364-day bank term loan and amended its existing revolving credit agreement. The new term loan, $595,000,000 outstanding at November 18, 2000, and the amended revolving credit agreement both bear interest at floating rates equal to LIBOR plus 1.25%, and include mirror covenant provisions which, among other matters (i) limit the Company's ability to incur indebtedness, merge, consolidate and acquire or sell assets, (ii) require the Company to satisfy certain ratios related to net worth, debt-to-capitalization and interest coverage and (iii) limit the payment of future cash dividends on common stock and common stock repurchases, excluding the August 2000 RPC common stock repurchases, to a total of $100,000,000 plus 50% of consolidated net income after fiscal year 2000. The new term loan is expected to be refinanced on a long-term basis from a public debt offering prior to its August 2001 maturity, while the maturity date on the revolving credit facility remains February 25, 2002. That portion of the bank term loan which exceeds the additional borrowing capacity under the revolving credit facility, or $360,000,000, has been classified as a current liability at November 18, 2000, with the remaining $235,000,000 classified as long-term debt.

6.  Contingencies
    -------------

On July 31, 2000, a jury in California awarded compensatory damages totaling approximately $10,800,000 against the Company and in favor of 18 plaintiffs who alleged various forms of racial discrimination at the Company's San Francisco bakery. The court subsequently reduced these compensatory damages to approximately $5,800,000. On August 2, 2000, the jury also awarded punitive damages totaling approximately $121,000,000. On October 6, 2000, the court further reduced the compensatory damages to $3,000,000 and the punitive award to $24,300,000. The Company intends to appeal these verdicts. Based upon the opinion of outside counsel, the Company believes the compensatory damages should be overturned or reduced on appeal and it is likely that the Company will succeed in obtaining either a reversal of the punitive damages or a new trial. The Company believes it has adequate reserves for the compensatory damages.

                                    PART II



ITEM 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits filed with this report:

         1) 27.1 - Financial data schedule

     b)  Reports on Form 8-K

         None

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




                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                        (Registrant)




DATE: December 15, 2000                       /s/ Charles A. Sullivan
                                              --------------------------------
                                              Charles A. Sullivan, Chairman
                                              and Chief Executive Officer




DATE: December 15, 2000                       /s/ Frank W. Coffey
                                              --------------------------------
                                              Frank W. Coffey, Senior Vice
                                              President and Chief Financial
                                              Officer