Form 10-Q
period 2001-03-10
INTERSTATE BAKERIES CORP/DE/
filed 2001-04-19
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended March 10, 2001     OR


/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                              _______________

For the Quarter Ended March 10, 2001        Commission File Number 1-11165


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

               Yes / X /                       No /   /

     There were 50,356,222 shares of common stock, $.01 par value per share, outstanding on April 6, 2001.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                        QUARTER ENDED MARCH 10, 2001



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

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Net sales for the third quarter of fiscal 2001, the sixteen weeks ended March 10, 2001, were $1,038,969,000, up $3,360,000 and .3%, from net sales of
$1,035,609,000 in the prior year. Year-to-date net sales for fiscal 2001 were $2,676,476,000, an increase of $20,794,000 and .8% over net sales of $2,655,682,000 in fiscal 2000. These increases were attributable to higher selling prices, as unit volumes have declined.

Gross profit was 52.6% of net sales for the third quarter of fiscal 2001, up from 52.2% of net sales in the third quarter of the prior year. Year-to-date gross profit was 52.6% of net sales, compared to fiscal 2000's 52.8% of net sales. For the quarter, the margin improvement reflects the impact of higher selling prices, offset somewhat by substantially higher energy costs, resulting in higher utility and packaging expenses, as well as higher labor-related costs. The year-to-date decline in gross profit as a percentage of net sales reflects the impact of higher energy and labor-related costs, only partially offset by selling price increases instituted during the year.

Selling, delivery and administrative expenses increased $18,936,000, or 4.1%, for the third quarter of fiscal 2001 and $46,368,000, or 4.0%, on a year-to-date basis. Selling, delivery and administrative expenses as a percentage of net sales were 46.5% for the third quarter of fiscal 2001 compared to 44.9% for the third quarter of fiscal 2000, while the year-to-date percentage increased to 45.2% from 43.9% in the prior year. These unfavorable variances reflect inflationary labor and labor-related cost increases, as well as higher utility and fuel costs, measured against essentially flat net sales.

Based upon these factors, operating income for the third quarter of fiscal 2001 was $28,989,000, or 2.8% of net sales, down $12,347,000 from the prior year's $41,336,000, or 4.0% of net sales. Year-to-date operating income for fiscal 2001 was $111,771,000, or 4.2% of net sales, down $38,507,000 from
$150,278,000, or 5.7% of net sales, in the prior year.

Interest expense for the third quarter of fiscal 2001 was $16,363,000 compared to $8,784,000 in the prior year, while year-to-date interest expense was $36,518,000, an increase from the prior year's $20,085,000. These substantial increases reflect higher borrowing levels resulting from the Company's repurchase of over 15,000,000 shares of treasury stock during fiscal 2001, as well as higher overall interest rates experienced in the current year.

The effective tax rates of 39.2% and 37.5% for fiscal 2001 and 2000, respectively, approximate the overall federal and state statutory rates.

Net income for the third quarter of fiscal 2001 was $7,747,000, or $.15 per diluted share, compared to $20,417,000, or $.30 per diluted share, in fiscal 2000. On a year-to-date basis, net income was $46,018,000, or $.83 per diluted share, compared to $81,581,000, or $1.18 per diluted share, in the prior year.



CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Cash generated by operating activities for the forty weeks ended March 10, 2001 was $156,618,000, up from $131,500,000 generated in the prior year with this increase reflecting favorable working capital variances, partially offset by lower net income. Cash generated by operations, along with additional net borrowings described below of $176,000,000, was used to fund net capital expenditures of $68,640,000, pay common stock dividends of $11,664,000 and repurchase common stock of $244,950,000.

As noted in the Company's Annual Report on Form 10-K for the year ended June 3, 2000, in July 2000 the Company agreed to repurchase 15,498,000 shares of its common stock from Ralston Purina Company ("RPC") at market rates.
During the first quarter of fiscal 2001, on August 1, 2000, the Company repurchased 2,551,020 of these shares for approximately $40,000,000. During the second quarter, on August 31, 2000, the remaining 12,946,980 shares were repurchased for approximately $204,000,000. On the same date, in order to finance the purchase of these shares, as well as repay all its outstanding senior notes, the Company entered into a new unsecured $610,000,000 364-day bank term loan and amended its existing revolving credit agreement. Both the new 364-day bank term loan, with $575,000,000 outstanding at March 10, 2001, and the Company's revolving credit facility, with $15,000,000 outstanding at March 10, 2001, are expected to be refinanced on a long-term basis prior to their August 2001 and February 2002 maturities, respectively. At March 10, 2001, this debt is classified in the consolidated financial statements as current notes payable and long-term debt payable within one year, respectively.

The Company expects its cash needs for fiscal 2001 to be funded by ongoing operations, as well as the debt issuances described above.


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

Commodity Prices

Commodities used by the Company in the production of its products are subject to wide price fluctuations, depending upon factors such as weather, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, the Company enters into commodity futures and options contracts, fixing commodity prices for future periods. A sensitivity analysis was prepared and based upon the Company's commodity-related position as of March 10, 2001, an assumed 10% adverse change in commodity prices would not result in a material effect on fair values, future earnings or cash flows of the Company.

Interest Rates

The Company from time to time manages its exposure to interest rate risk using floating and fixed rate debt, as well as interest rate swap agreements to fix rates on variable-rate debt instruments. As of March 10, 2001, the Company had no fixed-rate debt or swap agreements outstanding. Interest rates on $575,000,000 of the floating-rate debt are set through May 2001. Based upon the Company's sensitivity analysis at March 10, 2001, an assumed 10% adverse change in interest rates would not have a material impact on fair values, future earnings or cash flows of the Company.

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                   March 10,        June 3,
                                                     2001            2000
                                                 ------------    ------------
Assets
  Current assets:
    Accounts receivable, less allowance
     for doubtful accounts of $4,036,000
     ($4,638,000 at June 3)                       $  195,814      $  204,660
    Inventories                                       76,230          78,840
    Other current assets                              55,276          57,647
                                                  ----------      ----------
        Total current assets                         327,320         341,147
                                                  ----------      ----------
  Property and equipment:
    Land and buildings                               415,438         397,923
    Machinery and equipment                        1,029,745         989,704
                                                  ----------      ----------
                                                   1,445,183       1,387,627
    Less accumulated depreciation                   (565,683)       (501,549)
                                                  ----------      ----------
        Net property and equipment                   879,500         886,078
                                                  ----------      ----------
  Intangibles                                        417,021         424,700
                                                  ----------      ----------
                                                  $1,623,841      $1,651,925
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                                 $  575,000      $        -
    Long-term debt payable within one year            15,000          29,000
    Accounts payable                                 117,376         123,461
    Accrued expenses                                 201,699         177,996
                                                  ----------      ----------
        Total current liabilities                    909,075         330,457
                                                  ----------      ----------
  Long-term debt                                           -         385,000
  Other liabilities                                  201,773         212,981
  Deferred income taxes                              131,810         131,810
                                                  ----------      ----------
        Total long-term liabilities                  333,583         729,791
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 120,000,000 shares; issued -
     79,851,000 shares (79,837,000 at June 3)            799             798
    Additional paid-in capital                       551,920         551,819
    Retained earnings                                361,505         327,151
    Treasury stock, at cost - 29,495,000 shares
     (13,948,000 at June 3)                         (533,041)       (288,091)
                                                  ----------      ----------
        Total stockholders' equity                   381,183         591,677
                                                  ----------      ----------
                                                  $1,623,841      $1,651,925
                                                  ==========      ==========
                           See accompanying notes.

                                       INTERSTATE BAKERIES CORPORATION
                                       CONSOLIDATED STATEMENT OF INCOME
                                                 (UNAUDITED)
                                        (000'S EXCEPT PER SHARE DATA)

                                                   Sixteen Weeks Ended               Forty Weeks Ended
                                                --------------------------     ----------------------------
                                                  March 10,      March 4,        March 10,       March 4,
                                                    2001           2000            2001            2000
                                                ------------  ------------     ------------    ------------
Net sales                                        $1,038,969    $1,035,609       $2,676,476      $2,655,682
                                                 ----------    ----------       ----------      ----------
Cost of products sold                               492,207       494,886        1,268,286       1,254,563
Selling, delivery and administrative
 expenses                                           483,470       464,534        1,211,021       1,164,653
Depreciation and amortization                        34,303        34,853           85,398          86,188
                                                 ----------    ----------       ----------      ----------
                                                  1,009,980       994,273        2,564,705       2,505,404
                                                 ----------    ----------       ----------      ----------
Operating income                                     28,989        41,336          111,771         150,278
                                                 ----------    ----------       ----------      ----------
Other income                                           (117)         (115)            (435)           (337)
Interest expense                                     16,363         8,784           36,518          20,085
                                                 ----------    ----------       ----------      ----------
                                                     16,246         8,669           36,083          19,748
                                                 ----------    ----------       ----------      ----------
Income before income taxes                           12,743        32,667           75,688         130,530
Provision for income taxes                            4,996        12,250           29,670          48,949
                                                 ----------    ----------       ----------      ----------
Net income                                       $    7,747    $   20,417       $   46,018      $   81,581
                                                 ==========    ==========       ==========      ==========

Earnings per share:
  Basic                                          $      .15    $      .30       $      .83      $     1.19
                                                 ==========    ==========       ==========      ==========
  Diluted                                        $      .15    $      .30       $      .83      $     1.18
                                                 ==========    ==========       ==========      ==========

                                            See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                             (000's)
                                                        Forty Weeks Ended
                                                   --------------------------
                                                     March 10,     March 4,
                                                       2001          2000
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                         $ 46,018     $  81,581
  Depreciation and amortization                        85,398        86,188
  Other                                                (6,310)      (12,262)
  Change in operating assets and liabilities:
    Accounts receivable                                 8,846           766
    Inventories                                         2,610        (4,881)
    Other current assets                                2,371        (1,207)
    Accounts payable and accrued expenses              17,685       (18,685)
                                                     --------     ---------
        Cash from operating activities                156,618       131,500
                                                     --------     ---------

Cash flows from investing activities:
  Acquisitions                                              -        (3,112)
  Additions to property and equipment                 (69,958)      (69,193)
  Sale of assets                                        1,318         1,174
  Other                                                  (164)       (5,196)
                                                     --------     ---------
        Cash from investing activities                (68,804)      (76,327)
                                                     --------     ---------

Cash flows from financing activities:
  Addition to notes payable                           610,000             -
  Addition to long-term debt                                -        65,000
  Reduction of notes payable                          (35,000)            -
  Reduction of long-term debt                        (399,000)      (25,000)
  Acquisition of treasury stock                      (244,950)      (82,717)
  Common stock dividends paid                         (11,664)      (14,424)
  Stock option exercise proceeds and
   related tax benefits                                   102         1,968
  Other                                                (7,302)            -
                                                     --------     ---------
        Cash from financing activities                (87,814)      (55,173)
                                                     --------     ---------
Change in cash and cash equivalents                         -             -

Cash and cash equivalents:
  Beginning of period                                       -             -
                                                     --------     ---------
  End of period                                      $      -     $       -
                                                     ========     =========
Cash payments made:
  Interest                                           $ 37,124     $  17,872
  Income taxes                                         19,748        46,788

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Inventories
    -----------

The components of inventories are as follows:

                                                          (000's)
                                                -------------------------
                                                 March 10,       June 3,
                                                   2001           2000
                                                ----------     ----------
           Ingredients and packaging              $47,361        $48,697
           Finished goods                          22,376         23,845
           Other                                    6,493          6,298
                                                  -------        -------
                                                  $76,230        $78,840
                                                  =======        =======
3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:
                                                     Forty Weeks Ended
                                                ----------------------------
                                                  March 10,       March 4,
                                                    2001            2000
                                                ------------    ------------
           Statutory federal tax                    35.0%           35.0%
           State income tax                          2.3             2.2
           Intangibles amortization                  2.3             1.2
           Other                                     (.4)            (.9)
                                                  ------          ------
                                                    39.2%           37.5%
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

4.  Earnings Per Share
    ------------------

Following is a reconciliation between basic and diluted weighted average shares outstanding used in the Company's earnings per share computations:

                                                  (000's)

                               ---------------------------------------------
                                Sixteen Weeks Ended      Forty Weeks Ended
                               ---------------------   ---------------------
                               March 10,    March 4,   March 10,    March 4,
                                 2001         2000       2001         2000
                               ---------    --------   ---------    --------
Basic weighted average
 common shares outstanding       50,561      67,239      55,176      68,831

Effect of dilutive stock
 compensation                       147         143         193         298
                                --------    --------    --------    --------
Dilutive weighted average
 common shares outstanding       50,708      67,382      55,369      69,129
                                ========    ========    ========    ========


5.  New Bank Term Loan
    ------------------

During the second quarter, on August 31, 2000, the Company repurchased 12,946,980 of its common shares from Ralston Purina Company ("RPC") for approximately $204,000,000. In order to finance this repurchase, as well as repay $200,000,000 of outstanding senior notes, the Company entered into a new unsecured $610,000,000 364-day bank term loan and amended its existing revolving credit agreement. The new term loan, with $575,000,000 outstanding at March 10, 2001 classified herein as current notes payable, and the amended revolving credit agreement, with $15,000,000 outstanding at March 10, 2001, both bear interest at floating rates equal to LIBOR plus 1.50%, and include mirror covenant provisions which, among other matters (i) limit the Company's ability to incur indebtedness, merge, consolidate and acquire or sell assets,
(ii) require the Company to satisfy certain ratios related to net worth, debt-to-capitalization and interest coverage and (iii) limit the payment of future cash dividends on common stock and common stock repurchases, excluding the August 2000 RPC common stock repurchases, to a total $100,000,000 plus 50% of consolidated net income after fiscal year 2000. Both the new 364-day bank term loan and the revolving credit facility are expected to be refinanced on a long-term basis prior to their August 2001 and February 2002 maturities, respectively.

6.  Contingencies
    -------------

In July 2000, a jury in California awarded compensatory damages totaling approximately $10,800,000 against the Company and in favor of 18 plaintiffs who alleged various forms of racial discrimination at the Company's San Francisco bakery. The court subsequently reduced these compensatory damages to approximately $5,800,000. In August 2000, the jury also awarded punitive damages totaling approximately $121,000,000. During October 2000, the court further reduced the compensatory damages to $3,000,000 and the punitive award to $24,300,000. In February 2001, the court also awarded $2,000,000 in attorneys' fees to the plaintiffs. The Company intends to appeal these verdicts. Based upon the opinion of outside counsel, the Company believes the compensatory damages should be overturned or reduced on appeal and it is likely that the Company will succeed in obtaining either a reversal of the punitive damages or a new trial. The Company believes it has adequate reserves for the compensatory damages.

                                    PART II



ITEM 6 - Exhibits and Reports on Form 8-K

     a) Exhibits filed with this report:

         None

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



                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)




DATE: April 10, 2001                          /s/ Charles A. Sullivan
                                              -------------------------------
                                              Charles A. Sullivan, Chairman
                                              and Chief Executive Officer




DATE: April 10, 2001                          /s/ Frank W. Coffey
                                              -------------------------------
                                              Frank W. Coffey, Senior Vice
                                              President and Chief Financial
                                              Officer