Form 10-K
period 2001-06-02
INTERSTATE BAKERIES CORP/DE/
filed 2001-08-24
CIK 829499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

(Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                June 2, 2001
                          ----------------------------------------------------
                                       OR

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

              [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $778,609,836 as of August 1, 2001. For these purposes only, the registrant has assumed that shares of Common Stock, $.01 par value per share, that may be deemed to be beneficially owned by certain members of the board of directors constitute shares held by affiliates of the registrant.

     There were 50,417,495 shares of Common Stock, $.01 par value per share, outstanding as of August 1, 2001.

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
-------------------------------------------------------------------
       * Refers to portions of Registrant's annual report to security holders with respect to the fiscal year ended June 2, 2001.
      ** Refers to portions of Registrant's definitive proxy statement filed on August 24, 2001.

                          FORWARD-LOOKING STATEMENTS

     Certain statements incorporated by reference or made in this Report, including those under the captions "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, the future availability and prices of raw materials, the availability of capital on acceptable terms, the competitiveness of the bread and cake industry, potential environmental liabilities and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions (including in the bread and cake markets), the availability and costs of raw materials and the ability to recover raw material costs in the pricing of products, the availability of capital on acceptable terms, actions of competitors, including pricing policy, actions of governmental entities, including regulatory requirements, increased costs and uncertainties related to periodic renegotiation of union contracts, the extent to which we are able to develop new products and markets for products, the time required for such development, the level of demand for such products, our success in realizing projected savings from productivity and product quality improvements, changes in our business strategies, including our ability to continue to participate in industry consolidation and to integrate successfully businesses we acquire, the outcome of legal proceedings to which we are or may become a party and other factors.

                                    PART  I

Item 1.    Business
-------    --------

General
-------

     Interstate Bakeries Corporation ("the Company"), a Delaware corporation incorporated in 1987, is the largest baker and distributor of fresh bakery products in the United States. The Company produces, markets, distributes and sells a wide range of breads, rolls, snack cakes, donuts, sweet goods and related products. These products are sold under a number of national brand names, such as "Wonder," "Hostess" and "Home Pride," as well as regional brand names, including "Butternut," "Dolly Madison,"
"Drake's" and "Merita". Based on independent publicly available market data, "Wonder" white bread and "Home Pride" wheat bread are the number one and two selling branded breads sold in the United States. "Hostess" products, including "Twinkies" and "Ho-Ho's," are among the leading snack cake products sold in the United States.

     The principal executive offices of the Company are located at 12 East Armour Boulevard, Kansas City, Missouri 64111, and the telephone number is
(816)502-4000.

     The Company distributes its products in markets representing approximately 90% of the United States population. The Company operates 63 bakeries and approximately 1,400 thrift stores and employs more than 34,000 people. Its sales force delivers products directly from the Company's more than 1,200 distribution centers on approximately 10,400 delivery routes to more than 200,000 food outlets and stores.

     The Company or its predecessors have baked and distributed fresh bread and cake products since 1927. The Company has grown to its present size primarily through acquisitions of other baking businesses.

Products and Brands
-------------------

     The Company produces, markets, distributes and sells white breads, variety breads, crusty breads, reduced calorie breads, English muffins, rolls and buns under a number of well-known national brand names, including "Wonder," "Home Pride" and "Bread du Jour," and regional brand names including "Beefsteak," "Brown's Classic," "Bunny," "Buttermaid,"
"Butternut," "Colombo," "Cotton's Holsum," "Country Kitchen,"
"DiCarlo," "Eddy's," "Emperor Norton," "Grandma Emilie's,"
"Holsum," "J.J. Nissen," "Merita," "Millbrook Farms," "Parisian,"
"Sunbeam," "Sweetheart," "Toscano" and "Weber's"; bagels under the brand name "Braun's"; and croutons under the brand names "Mrs.
Cubbison's" and "Marie Callender's". The Company's snack cakes, donuts, sweet rolls, snack pies, breakfast pastries, variety cakes, large cakes and shortcakes are also sold under a number of well-known national and regional brand names, including "Hostess", "Drake's" and "Dolly Madison". The
Company is also a baker and distributor of "Roman Meal" breads, including traditional Roman Meal bread, Roman Meal variety breads, Roman Meal light breads, Roman Meal buns, rolls and English muffins and Sunmaid raisin bread. The Company's various brands are positioned across a wide spectrum of consumer categories and price points.

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

     The Company distributes its products in markets representing approximately 90% of the United States population, with its strongest presence (as measured by sales, market share and number of facilities) in southern California, the Pacific Northwest, the upper Midwest, the Northeast, the Mountain States, the Middle Atlantic States and Florida. With plants and distribution centers across the United States, the Company is located close to the major marketplaces enabling efficient delivery and superior customer service. The Company does not keep a backlog of inventory as its fresh bakery products are promptly distributed to its customers after being produced.

     The Company's fresh bakery products are delivered from the Company's network of 63 bakeries to its more than 1,200 distribution centers. The products are then delivered primarily to supermarkets and convenience stores by the Company's sales force on its approximate 10,400 delivery routes.
Unsold products are picked up by the Company's sales force and delivered to the Company's approximate 1,400 thrift stores for retail sale. Thrift store sales represented approximately 12% of the net sales of the Company during the fifty-two week period ended June 2, 2001.

Sources and Availability of Raw Materials
-----------------------------------------

     The ingredients of bread and cake products, principally flour, sugar and edible oils, are readily available from numerous sources. Generally, the Company purchases its commodity requirements on the spot markets, although the Company attempts to lock in prices for raw materials through advance purchase contracts, generally not longer than one year in duration, when prices are expected to increase. Through its program of central purchasing of baking ingredients and packaging materials, the Company believes it is able to utilize its national presence to obtain competitive prices. The prices for raw materials are dependent on a number of factors including the results of crop production, transportation and processing costs, governmental legislation and policies and export sales demand of such commodities. Although commodity prices have been volatile and may continue to be volatile, historically, the Company attempts to recover the majority of its commodity cost increases through increasing prices, switching to a higher-margin revenue mix and obtaining additional operating efficiencies.

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

Competition
-----------

     The Company faces intense competition in all of its markets from large, national bakeries and smaller regional operators, as well as from supermarket chains with their own bakeries or private label products and grocery stores with their own in-store bakeries. Competition is based on product quality, price, brand loyalty, effective promotional activities and the ability to identify and satisfy emerging consumer preferences. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is also an important competitive factor and is central to the competition for retail shelf space among bread and cake product distributors. The Earthgrains Company, George Weston Bakeries, Inc. (formerly know as Bestfoods Baking Company) and Flowers Industries, Inc. are the Company's largest bread competitors, each marketing bread products under various brand names. Entenmann's, McKee Foods Corp. and Tasty Baking Co. are the largest competitors of the Company with respect to cake sales. The Company from time to time experiences price pressure in certain of its markets as a result of competitors' promotional pricing practices. However, the Company believes that its geographic diversity helps to limit the effect of regionally-based competition.

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

     The Company has underground fuel storage tanks at various locations throughout the United States which are subject to federal and state regulations establishing minimum standards for such tanks and where necessary, remediation of associated contamination. The Company is presently in the process of remediating any contaminated sites. In addition, the Company has received notices from the United States Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. Because of these activities, the Company may be required to share in the cost of cleanup with respect to four "Superfund" sites. The Company's ultimate liability in connection with these sites may depend on many factors including the volume of material contributed to the site, the number of other PRP's and their financial viability and the remediation methods and technology to be used. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of the Company's management, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not be material to the overall financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period.

Item 2.    Properties
-------    ----------

Bakeries
--------

     The Company produces substantially all of its products through its national network of 63 bakeries. All of the Company's bakeries are owned with the exception of bakeries in Castroville and Montebello, California, each of which are leased premises. The Company's bakeries are located as follows:

          Akron, Ohio                    Memphis, Tennessee
          Alexandria, Louisiana          Miami, Florida
          Anchorage, Alaska              Milwaukee, Wisconsin
          Biddeford, Maine               Monroe, Louisiana
          Billings, Montana              Montebello, California
          Birmingham, Alabama            New Bedford, Massachusetts
          Boise, Idaho                   Oakland, California
          Boonville, Missouri            Ogden, Utah
          Buffalo, New York              Orlando, Florida
          Castroville, California        Peoria, Illinois
          Charlotte, North Carolina      Philadelphia, Pennsylvania
          Cincinnati, Ohio               Pomona, California
          Columbus, Georgia              Rocky Mount, North Carolina
          Columbus, Indiana              Sacramento, California (2)
          Columbus, Ohio                 Salt Lake City, Utah
          Davenport, Iowa                San Diego, California
          Decatur, Illinois              San Francisco, California (2)
          Defiance, Ohio                 San Pedro, California
          Denver, Colorado               Schiller Park, Illinois
          Detroit, Michigan              Seattle, Washington
          Emporia, Kansas                Springfield, Missouri
          Florence, South Carolina       St. Louis, Missouri
          Glendale, California           Tacoma, Washington
          Grand Rapids, Michigan         Tampa, Florida
          Hodgkins, Illinois             Toledo, Ohio (Northwood)
          Indianapolis, Indiana          Tulsa, Oklahoma
          Jacksonville, Florida          Waterloo, Iowa
          Jamaica, New York              Wayne, New Jersey
          Kansas City, Missouri
          Knoxville, Tennessee
          Los Angeles, California (3)

     The Company makes capital investments to update or retrofit its facilities to produce new products on existing lines and to increase line speeds. The Company believes that its facilities are well maintained but continues to pursue opportunities to enhance operating efficiencies through strategic capital investments, some of which may allow the Company to realize operating synergies through the consolidation of less efficient or redundant facilities. During fiscal 1999, the Company opened its $60 million Biddeford, Maine bakery, which resulted in the closure of four less efficient bakeries in the Northeast. A similar consolidation effort occurred during fiscal 2000 in the Company's Pacific Northwest market area where production of three bakeries was merged into a single bakery in Tacoma, Washington. Also during fiscal 2000, the Company refitted the older section of its Rocky Mount, North Carolina, bakery with new higher-speed equipment after this bakery was flooded during Hurricane Floyd. In fiscal year 2001, the Company completed a new bakery in Knoxville, Tennessee and began installing equipment in a new bakery in the Kansas City area which is scheduled to be completed during fiscal 2002.

Other Properties
----------------

     The Company's more than 1,200 distribution centers and approximately 1,400 thrift stores are located throughout the Company's distribution area. Generally, each thrift store is between 500 and 1,600 square feet in size. Most of the stores are located at the Company's distribution centers, with the remainder located along the Company's distribution routes. The majority of the Company's distribution centers and thrift stores are leased facilities.

Item 3.    Legal Proceedings
-------    -----------------

     In July 2000, a jury in California awarded compensatory damages totaling approximately $10,800,000 against the Company and in favor of 18 plaintiffs who alleged various forms of racial discrimination at the Company's San Francisco bakery in the case styled Theodis Carroll, Jr., et al. and Scott Bryant, et al., v. Interstate Brands Corporation, et al., originally filed June 11, 1998 in the Superior Court of California for the County of San Francisco. The trial court subsequently reduced these compensatory damages to approximately $5,800,000. In August 2000, the jury also awarded punitive damages totaling approximately $121,000,000. During October 2000, the trial court further reduced the compensatory damages to $3,000,000 and the punitive award to $24,300,000. In February 2001, the trial court also awarded $2,000,000 in attorneys' fees to the plaintiffs. The Company is actively appealing in the Court of Appeal, First Appellate District, of the State of California, all of the judgments awarded to the plaintiffs in the case, asking for either a new trial or a reduction or elimination of the damage awards, while the plaintiffs have cross-appealed the trial court's reductions of damage awards. Based upon the opinion of outside counsel, although the Company feels its appeals present strong arguments, no substantially certain outcome exists and it is not possible to estimate the amount of a probable loss, if any, to the Company at this time. The Company believes it has adequate reserves for the compensatory damages and legal fees awarded.

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

     Not applicable.



                                  PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
-------    -------------------------------------------------------------
           Matters
           -------

     The section entitled "Common Stock Information" appearing on page 1 of the Annual Report is incorporated herein by this reference. Note 3, entitled "Debt", to the consolidated financial statements appearing on pages 22 and 23 of the Annual Report is also incorporated herein by this reference with regard to limitations on cash dividends and Common Stock repurchases. The section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations", specifically the subsection entitled "Capital Resources and Liquidity" appearing on page 15 of the Annual Report is also incorporated herein by this reference with regard to planned Common Stock repurchases and dividend payments on the Common Stock.

Item 6.    Selected Financial Data
-------    -----------------------

     The section entitled "Five-Year Summary of Financial Data", appearing on page 13 of the Annual Report, is incorporated herein by this reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations
           ---------------------

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 14 and 15 of the Annual Report is incorporated herein by this reference.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk
--------   ----------------------------------------------------------

     The Company is exposed to market risks relative to commodity price fluctuations and interest rate changes. The Company actively manages these risks through the use of derivative financial instruments. As a matter of policy, the Company uses these financial instruments only for hedging purposes, and the use of derivatives for trading and speculative purposes is prohibited.

Commodity Prices

     Commodities used by the Company in the production of its products are subject to wide price fluctuations, depending upon factors such as weather, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations (primarily wheat, corn, soybean oil and certain fuels), the Company enters into commodity futures, options and forward purchase contracts, fixing commodity prices for future periods. A sensitivity analysis was prepared and based upon the Company's commodity-related derivatives position as of June 2, 2001, an assumed 10% adverse change in commodity prices would not result in a material effect on fair values, future earnings or cash flows of the Company.

Interest Rates

     The Company manages its exposure to interest rate risk through the use of a combination of floating and fixed rate debt. In addition, from time to time, the Company has entered into interest rate swap agreements to fix rates on variable rate debt instruments. The Company had no outstanding interest rate swap agreements at June 2, 2001. However, in conjunction with a debt refinancing on July 19, 2001 the Company did enter into interest rate swap agreements resulting in fixed interest rates on $400,000,000 from 5.74% to 6.81% with termination dates ranging from July 2002 to July 2004. At June 2, 2001, an assumed 10% adverse change in interest rates would not have a material impact on fair values, future earnings or cash flows of the Company.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure
           --------------------

     Not applicable.

                                    PART III

     The information required by Part III (Item 10, 11, 12 and 13) is incorporated herein by reference to the Company's definitive proxy statement, filed on August 24, 2001.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K
--------    --------------------------------------------------------------
     (a)    Documents Filed as Part of this Report:

            1.   Financial Statements

                 The following financial statements and report included in the Company's Annual Report are incorporated herein by reference:


                     Consolidated Balance Sheet at June 2, 2001 and June 3,
                     2000.

                     For the 52 weeks ended June 2, 2001, the 53 weeks ended June 3, 2000 and the 52 weeks ended May 29, 1999:

                              Consolidated Statement of Income
                              Consolidated Statement of Cash Flows
                              Consolidated Statement of Stockholders' Equity

                     Notes to Consolidated Financial Statements

                     Independent Auditors' Report dated July 20, 2001.

            2.   Financial Statement Schedule

                 The following report and schedule are filed herewith as a part hereof:

                     Independent Auditors' Report dated July 20, 2001.

                     Schedule for 52 weeks ended June 2, 2001, 53 weeks ended June 3, 2000 and the 52 weeks ended May 29, 1999:

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

            None.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERSTATE BAKERIES CORPORATION

Dated:  August 20, 2001           By: /s/ Charles A. Sullivan
                                      -------------------------------
                                      Charles A. Sullivan
                                      Chairman of the Board and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                              Capacities
Name of Signatory             In Which Signing               Date
-----------------             ----------------               ----

/s/ Charles A. Sullivan       Chairman of the Board,         August 20, 2001
-----------------------       Chief Executive Officer
Charles A. Sullivan           and Director (Principal
                              Executive Officer)

/s/ Michael J. Anderson       Director                       August 20, 2001
-----------------------
Michael J. Anderson

/s/ G. Kenneth Baum           Director                       August 20, 2001
-------------------
G. Kenneth Baum

/s/ Leo Benatar               Director                       August 20, 2001
---------------
Leo Benatar

/s/ E. Garrett Bewkes, Jr.    Director                       August 20, 2001
--------------------------
E. Garrett Bewkes, Jr.

/s/ Robert B. Calhoun         Director                       August 20, 2001
--------------------------
Robert B. Calhoun

/s/ Frank E. Horton           Director                       August 20, 2001
-------------------
Frank E. Horton
s/ James R. Elsesser          Director                       August 20, 2001
---------------------
James R. Elsesser

/s/ Richard L. Metrick        Director                       August 20, 2001
----------------------
Richard L. Metrick

/s/ Frank W. Coffey           Senior Vice President and      August 20, 2001
-------------------           Chief Financial Officer
Frank W. Coffey



                         INDEPENDENT AUDITORS' REPORT

Interstate Bakeries Corporation

     We have audited the consolidated financial statements of Interstate Bakeries Corporation and its subsidiaries (the "Company") as of June 2, 2001 and June 3, 2000, and for each of the three fiscal years in the period ended June 2, 2001, and have issued our report thereon dated July 20, 2001; such consolidated financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed on Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
July 20, 2001

                       INTERSTATE BAKERIES CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                      FIFTY-TWO WEEKS ENDED JUNE 2, 2001,
                     FIFTY-THREE WEEKS ENDED JUNE 3, 2000
                    AND FIFTY-TWO WEEKS ENDED MAY 29, 1999
                                (In Thousands)

                    Balance at    Additions    Accounts     Balance
                    beginning      charged     charged      at end
Description         of period     to income      off       of period
-----------         ----------    ---------    --------    ---------
2001:
Reserve for
  discounts
  and allow-
  ances on
  accounts
  receivable        $ 3,464       $    53      $     -      $ 3,517
Allowance for
  doubtful
  accounts            4,638         2,316        2,885        4,069
                    -------       -------      -------      -------
                    $ 8,102       $ 2,369      $ 2,885      $ 7,586
                    =======       =======      =======      =======

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

   4.2 Preferred Stock Purchase Rights Agreement effective as of May 8, 2000 (incorporated herein by reference to Form 8-K filed on May 16, 2000).

  10.1 Interstate Bakeries Corporation 1991 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of Interstate Bakeries Corporation, File No. 33-40830 (the "Form S-1")).

  10.2 Employment Agreement, dated as of March 1, 1989, by and among Interstate Bakeries Corporation, Interstate Brands Corporation and Charles A. Sullivan (incorporated herein by reference to Exhibit 10.2 to the Form S-1) and Restated Memorandum of Agreement dated as of July 22, 1992 by and among Interstate Bakeries Corporation, Interstate Brands Corporation and Charles A. Sullivan (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 20, 1992).

  10.4 Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent, dated as of July 19, 2001, and Guarantee and Collateral Agreement made by Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation, and certain of their Subsidiaries, in favor of The Chase Manhattan Bank, as Administrative Agent, dated as of July 19, 2001.*

  10.5 Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement relating to the 1996 Annual Meeting of Stockholders of Interstate Bakeries Corporation).

  10.6 Shareholder Agreement by and among Interstate Bakeries Corporation, Ralston Purina Company and VCS Holding Company, dated July 22, 1995, Supplement to Shareholder Agreement, dated July 25, 1995, Letter Amendment to Shareholder Agreement, dated July 3, 1997, and First Amendment to Shareholder Agreement, dated March 30, 2000.*

  10.7 Amendment #2 to the Shareholder Agreement and Amendment to the Supplement to Shareholder Agreement dated as of July 24, 2000 by and among Interstate Bakeries Corporation, Ralston Purina Company, and Tower Holding Company, Inc., a wholly owned subsidiary of Ralston Purina Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on July 25, 2000).

  13.1 Page 1 and pages 13 to 28 of the Interstate Bakeries Corporation annual report to security holders for the year ended June 2, 2001. (Those portions of the annual report to security holders not listed here shall not be deemed to be filed as a part of this Report.)*

  21.1 Subsidiaries of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 20,
            1999).

            -------------------------
            * Filed herewith.