Form 10-Q
period 2001-08-25
INTERSTATE BAKERIES CORP/DE/
filed 2001-10-05
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                 of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 25, 2001

                                      OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________
                              _______________

For the Quarter Ended August 25, 2001           Commission File Number 1-11165


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

               Yes / X /                       No /   /

     There were 50,569,764 shares of common stock, $.01 par value per share, outstanding on September 28, 2001.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED AUGUST 25, 2001



CONTENTS
--------



                   Description                                      Page
                   -----------                                      ----

PART I - FINANCIAL INFORMATION (UNAUDITED)
------------------------------------------

   Consolidated Balance Sheet                                        1

   Consolidated Statement of Income                                  2

   Consolidated Statement of Cash Flows                              3

   Notes to Consolidated Financial Statements                        4-9

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              10-11

   Quantitative and Qualitative Disclosures
    About Market Risk                                                12


PART II - OTHER INFORMATION
---------------------------

   Legal Proceedings                                                 13

   Changes in Securities and Use of Proceeds                         13

   Defaults Upon Senior Securities                                   13

   Submission of Matters to a Vote of Security Holders               13

   Other Information                                                 14

   Exhibits and Reports on Form 8-K                                  14

   Signatures                                                        15

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                  August 25,        June 2,
                                                     2001            2001
                                                 ------------     -----------
Assets
  Current assets:
    Accounts receivable, less allowance
     for doubtful accounts of $3,889,000
     ($4,069,000 at June 2)                       $  193,225      $  197,832
    Inventories                                       80,401          76,208
    Other current assets                              61,940          62,885
                                                  ----------      ----------
        Total current assets                         335,566         336,925
                                                  ----------      ----------
  Property and equipment:
    Land and buildings                               420,101         418,928
    Machinery and equipment                        1,046,183       1,038,323
                                                  ----------      ----------
                                                   1,466,284       1,457,251
    Less accumulated depreciation                   (604,839)       (582,941)
                                                  ----------      ----------
        Net property and equipment                   861,445         874,310
                                                  ----------      ----------
  Intangibles and other assets                       415,854         412,261
                                                  ----------      ----------
                                                  $1,612,865      $1,623,496
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   38,750      $   29,063
    Accounts payable                                 115,253         123,872
    Accrued expenses                                 250,792         194,473
                                                  ----------      ----------
        Total current liabilities                    404,795         347,408
                                                  ----------      ----------
  Long-term debt                                     481,250         555,937
  Other liabilities                                  186,106         184,854
  Deferred income taxes                              142,492         142,492
                                                  ----------      ----------
        Total long-term liabilities                  809,848         883,283
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 120,000,000 shares; issued -
     79,954,000 shares (79,851,000 at June 2)            800             799
    Additional paid-in capital                       553,318         551,963
    Retained earnings                                379,359         373,087
    Treasury stock, at cost - 29,500,000 shares
     (29,495,000 at June 2)                         (533,148)       (533,044)
    Accumulated other comprehensive loss              (2,107)              -
                                                  ----------      ----------
        Total stockholders' equity                   398,222         392,805
                                                  ----------      ----------
                                                  $1,612,865      $1,623,496
                                                  ==========      ==========
                          See accompanying notes.

                         INTERSTATE BAKERIES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                         (000'S EXCEPT PER SHARE DATA)


                                                   Twelve Weeks Ended
                                                 -----------------------
                                                 August 25,   August 26,
                                                    2001         2000
                                                 ----------   ----------

Net sales                                         $828,710     $818,166
                                                  --------     --------
Cost of products sold                              387,743      384,220
Selling, delivery and administrative
 expenses                                          367,724      358,324
Other charges                                       25,700            -
Depreciation and amortization                       22,291       25,516
                                                  --------     --------
                                                   803,458      768,060
                                                  --------     --------
Operating income                                    25,252       50,106
                                                  --------     --------
Other income                                          (164)        (189)
Interest expense                                     9,913        6,721
                                                  --------     --------
                                                     9,749        6,532
                                                  --------     --------
Income before income taxes                          15,503       43,574
Provision for income taxes                           5,705       16,689
                                                  --------     --------
Net income                                        $  9,798     $ 26,885
                                                  ========     ========

Earnings per share:
  Basic                                           $    .19     $    .41
                                                  ========     ========
  Diluted                                         $    .19     $    .41
                                                  ========     ========


                           See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                            (000's)
                                                       Twelve Weeks Ended
                                                   --------------------------
                                                    August 25,    August 26,
                                                       2001          2000
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                        $  9,798      $ 26,885
  Depreciation and amortization                       22,291        25,516
  Other                                               10,625        (1,678)
  Change in operating assets and liabilities:
    Accounts receivable                                4,607           713
    Inventories                                       (4,193)       (2,481)
    Other current assets                                 945        (5,500)
    Accounts payable and accrued expenses             45,607        21,499
                                                     -------       -------
        Cash from operating activities                89,680        64,954
                                                     -------       -------
Cash flows from investing activities:
  Additions to property and equipment                (16,711)      (18,692)
  Sale of assets                                         475           357
  Other                                                 (180)            3
                                                     -------       -------
        Cash from investing activities               (16,416)      (18,332)
                                                     -------       -------

Cash flows from financing activities:
  Addition to long-term debt                         555,000        27,000
  Reduction of long-term debt                       (620,000)      (29,000)
  Common stock dividends paid                         (3,526)       (4,612)
  Stock option exercise proceeds                       1,356            14
  Acquisition of treasury stock                         (104)      (40,024)
  Debt fees incurred                                  (5,990)            -
                                                     -------       -------
        Cash from financing activities               (73,264)      (46,622)
                                                     -------       -------
Change in cash and cash equivalents                        -             -

Cash and cash equivalents:
  Beginning of period                                      -             -
                                                     -------       -------
  End of period                                     $      -      $      -
                                                     =======       =======
Cash payments made:
  Interest                                          $  5,523      $  5,253
  Income taxes                                         2,430            50


                            See accompanying notes.

                       INTERSTATE BAKERIES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.  Accounting Policies and Basis of Presentation
    ---------------------------------------------

The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals (except for the accruals for other charges discussed in Note 6), which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

Certain reclassifications have been made to the Company's fiscal 2001 consolidated financial statements to conform to the fiscal 2002 presentation.

2.  Inventories
    -----------

The components of inventories are as follows:
                                                          (000's)
                                                -------------------------
                                                August 25,       June 2,
                                                   2001           2001
                                                ----------     ----------

           Ingredients and packaging              $47,992        $46,846
           Finished goods                          25,152         23,002
           Other                                    7,257          6,360
                                                  -------        -------
                                                  $80,401        $76,208
                                                  =======        =======

3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                                     Twelve Weeks Ended
                                                ----------------------------
                                                 August 25,      August 26,
                                                    2001            2000
                                                ------------    ------------

           Statutory federal tax                    35.0%           35.0%
           State income tax                          2.0             2.3
           Intangibles amortization                    -             1.7
           Other                                     (.2)            (.7)
                                                    ----            ----
                                                    36.8%           38.3%
                                                    ====            ====

4.  Earnings Per Share
    ------------------

Following is a reconciliation between basic and diluted weighted average shares outstanding used in the Company's earnings per share computations:

                                                     (000's)
                                                Twelve Weeks Ended
                                             -------------------------
                                             August 25,     August 26,
                                                2001           2000
                                             ----------     ----------
      Basic weighted average
       common shares outstanding               50,598         65,232

      Effect of dilutive stock
       compensation                               853            240
                                               ------         ------
      Dilutive weighted average
       common shares outstanding               51,451         65,472
                                               ======         ======

5.  Contingencies
    -------------

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

During September 2001, the Company settled, through mediation, all claims under this lawsuit. At August 25, 2001, the Company had adequate reserves to cover all settlement amounts payable.

6.  Other Charges
    -------------

During the first quarter of fiscal 2002, the Company incurred other charges of $25,700,000, representing costs related to the closure of the Company's Detroit bakery, as well as settlement of the lawsuit described in Note 5.

7.  Derivative Instruments
    ----------------------

On June 3, 2001, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as well as later amendments to this standard, SFAS No. 137 and SFAS No. 138 (collectively, "SFAS No. 133").

The new rules require that all derivative instruments be recognized as assets or liabilities on the consolidated balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income/loss ("OCI"), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedging transaction. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the change in fair value of a derivative instrument determined to be ineffective under the rules is recognized in current earnings. The transition adjustment recognized by the Company in fiscal 2002 for the adoption of these new rules was not material to the Company's financial position or net income.

The Company uses derivative instruments, principally commodity derivatives and interest rate swap agreements, to manage certain commodity price and interest rate risk. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.

The Company utilizes commodity hedging derivatives, generally futures and options on wheat, corn and soybean oil, to reduce its exposure to commodity price movements for future raw material needs. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed one year.

The Company has from time to time entered into interest rate swap agreements with major banks and institutional lenders to manage the balance of variable versus fixed-rate debt based upon current and anticipated future market conditions. The differential to be paid or received is recognized over the term of the swap agreements as a component of interest expense. The Company's current interest rate swap agreements, which were entered into in July 2001 and have terms from one to three years, qualify for cash flow hedge accounting treatment and have had no ineffectiveness as defined by SFAS No. 133. No ineffectiveness is expected on these swap transactions in future periods and therefore, all changes in fair value of the swap agreements are expected to be recorded to OCI on a quarterly basis.

The Company generally applies hedge accounting as allowed by SFAS No. 133. However, the Company may from time to time enter into derivatives which economically hedge certain of its risks even though hedge treatment is not allowed under SFAS No. 133. Hedge accounting is only applied when the derivative is deemed to be effective, as defined in the standard, at offsetting changes in anticipated cash flows of the hedged item or transaction. Any impact on earnings for hedges is recorded in the Consolidated Statement of Income, generally on the same line item as the gain or loss on the item being hedged.

At August 25, 2001, the Company had a loss of $4,354,000, or $2,751,000 net of tax, on its interest rate and commodity derivatives of which $3,334,000, or $2,107,000 net of tax, was recorded in OCI and $1,020,000, or $644,000 net of tax, was recorded in net income.

Of the amount recorded in OCI at August 25, 2001, approximately $1,093,000 is expected to be reflected in net income over the next twelve months.

8.  Goodwill and Other Intangibles
    ------------------------------

On June 3, 2001, the Company adopted, on a prospective basis, SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. Upon adoption of SFAS No. 142, the Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired.

Included in intangibles and other assets on the Company's consolidated balance sheet as of the end of the first quarter, August 25, 2001, and as of the latest fiscal year end, June 2, 2001, are the following acquired intangible assets:

                                                   (000's)

                                  August 25, 2001            June 2, 2001
                              ----------------------    ----------------------
                                        Accumulated               Accumulated
                                Cost    Amortization      Cost    Amortization
                              --------  ------------    --------  ------------

Goodwill                      $314,699    $(99,358)     $314,699    $(99,358)
                              ========    ========      ========    ========
Intangibles with indefinite
 lives (generally trademarks
 and tradenames)              $197,456    $(21,713)     $197,456    $(21,713)
                              ========    ========      ========    ========
Intangibles with finite
 lives                        $ 19,800    $ (5,604)     $ 19,620    $ (5,236)
                              ========    ========      ========    ========


Intangible amortization expense for the quarter ended August 25, 2001 was $368,000 and is estimated to be $1,600,000 for fiscal 2002. Estimated intangible amortization expense for each of the subsequent four fiscal years is estimated at $1,100,000 to $1,400,000.

The following proforma information reconciles the net income and earnings per share reported for the quarter ended August 26, 2000 to adjusted net income and earnings per share which reflect the adoption of SFAS No. 142 and compares the adjusted information to the current year results:

                                  (000's, except per share data)
                                         Twelve Weeks Ended
                                     -------------------------
                                     August 25,     August 26,
                                        2001           2000
                                     ----------     ----------



Net income, as reported                $ 9,798        $26,885
Trademark and tradename
 amortization                                -            727
Goodwill amortization                        -          1,708
                                       -------        -------
Net income, as adjusted                $ 9,798        $29,320
                                       =======        =======

Basic earnings per share,
 as reported                           $   .19        $   .41
Trademark and tradename
 amortization                                -            .01
Goodwill amortization                        -            .03
                                       -------        -------
Basic earnings per share,
 as adjusted                           $   .19        $   .45
                                       =======        =======

Diluted earnings per share,
 as reported                           $   .19        $   .41
Trademark and tradename
 amortization                                -            .01
Goodwill amortization                        -            .03
                                       -------        -------
Diluted earnings per share,
 as adjusted                           $   .19        $   .45
                                       =======        =======

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Net sales for the first quarter of fiscal year 2002, the twelve weeks ended August 25, 2001, were $828,710,000, up $10,544,000 and 1.3% from net sales of
$818,166,000 in the prior year. This increase was due to higher selling prices, partially offset by some unit volume decline.

Gross profit was 53.2% of net sales for the first quarter of fiscal 2002, compared to 53.0% of net sales in the prior year. This margin improvement reflects the savings from producing less product that was previously returned as unsold, the impact of higher selling prices and operational efficiencies, somewhat offset by slightly higher ingredient costs, higher utility costs and inflationary labor and labor-related cost increases. The need to produce less product is a result of the Company's new extended shelf life products which have led to the reduction in products returned unsold.

Selling, delivery and administrative expenses increased 2.6% to $367,724,000 from $358,324,000 the prior year. Selling, delivery and administrative costs as a percentage of net sales were 44.4% for the first quarter of fiscal 2002 compared to 43.8% in the prior year. This unfavorable variance reflects inflationary labor and labor-related selling cost increases measured against a lower net sales percentage increase, as well as somewhat higher advertising costs.

Other charges amounting to $25,700,000 in fiscal 2002 relate to the closure of the Company's Detroit cake bakery and the settlement, through mediation, of the Company's San Francisco, California racial discrimination lawsuit.

Depreciation and amortization for the first quarter of fiscal 2002 was $22,291,000, a $3,225,000 decrease from the prior year's expense of $25,516,000. The primary reason for this decrease was the Company's implementation on June 3, 2001 of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. See Note 8 to the Company's consolidated financial statements regarding the impact of this accounting change.

Based upon these factors, operating income for the first quarter of fiscal 2002 was $25,252,000, or 3.0% of net sales, compared to the prior year's $50,106,000, or 6.1% of net sales. Before other charges, operating income in fiscal 2002 was $50,952,000, or 6.1% of net sales.

Interest expense for the first quarter of fiscal 2002 was $9,913,000, an increase of $3,192,000 over the prior year's $6,721,000. This increase reflects the higher borrowing levels resulting from the Company's repurchase of over 15,000,000 shares of treasury stock during August 2000 in the prior year.

The effective tax rates of 36.8% and 38.3% for fiscal 2002 and 2001, respectively, approximate the overall federal and state statutory rates, with the fiscal 2001 rate including 1.7% related to non-deductible intangibles amortization. These intangibles were not amortized in fiscal 2002 due to the Company's implementation of SFAS No. 142 described above.

Net income for the first quarter of fiscal 2002 amounted to $9,798,000, or $.19 per basic and diluted share, compared to $26,885,000, or $.41 per basic and diluted share, for fiscal 2001. The fiscal 2002 per share basic and diluted results were reduced by $.31 per share due to the other charges detailed above, increased by approximately $.05 per basic and diluted share due to the Company's implementation of SFAS No. 142 and reduced by approximately $.01 per share due to the Company's implementation of SFAS No. 133 related to the accounting for commodity hedging derivatives.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Cash generated by operating activities for the twelve weeks ended August 25, 2001 was $89,680,000, up from the $64,954,000 generated in the prior year. This increase reflects favorable working capital variances, partially offset by lower net income. Cash generated by operations was used to fund net capital expenditures of $16,236,000, pay common stock dividends of $3,526,000 and reduce debt outstanding by a net $65,000,000.

As noted in the Company's Annual Report on Form 10-K for the year ended June 2, 2001, the Company expects its cash needs for fiscal 2002 to be funded by ongoing operations, as well as a new $800,000,000 senior credit facilities agreement entered into by the Company on July 19, 2001. This new debt was used to repay all previous outstanding debt of the Company. Outstanding debt at August 25, 2001 was $520,000,000.

FORWARD-LOOKING STATEMENTS
--------------------------

The Company or its representatives may from time to time provide information, in either written or oral form, which contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In receiving and reviewing such information, it should be kept in mind that forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those discussed or projected.
Factors which create these risks and uncertainties can be either internal to the Company or related to general external market conditions.

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

Commodity Prices

Commodities used by the Company in the production of its products are subject to wide price fluctuations, depending upon factors such as weather, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily wheat, corn, soybean oil and certain fuels, the Company enters into commodity futures, options and forward purchase contracts, fixing commodity prices for future periods. A sensitivity analysis was prepared and based upon the Company's commodity-related derivatives position as of August 25, 2001, an assumed 10% adverse change in commodity prices would not result in a material effect on fair values, future earnings or cash flows of the Company.

Interest Rates

The Company manages its exposure to interest rate risk through the use of a combination of floating and fixed rate debt. In addition, from time to time, the Company has entered into interest rate swap agreements to fix rates on variable rate debt instruments. In conjunction with a debt refinancing on July 19, 2001, the Company entered into interest rate swap agreements resulting in fixed interest rates on $400,000,000 from 5.74% to 6.81% with termination dates ranging from July 2002 to July 2004. Based upon a sensitivity analysis at August 25, 2001, an assumed 10% adverse change in interest rates would not result in a material impact on fair values, future earnings or cash flows of the Company.

                                   PART II

ITEM 1 - Legal Proceedings

     On September 24, 2001, the Company settled, through mediation, all claims related to plaintiffs who alleged various forms of racial discrimination at the Company's San Francisco bakery in the case of Theodis Carroll, Jr., et al. and Scott Bryant, et al., v. Interstate Brands Corporation, et al., originally filed June 11, 1998, in the Superior Court of California for the County of San Francisco, and appealed to the Court of Appeal, First Appellate District, of the State of California. The terms of the settlement were not disclosed pursuant to a confidentiality agreement between the Company and such plaintiffs. See also Note 5, entitled "Contingencies," of the Notes to Consolidated Financial Statements included in Part I of this report.

ITEM 2 - Changes in Securities and Use of Proceeds

     None

ITEM 3 - Defaults upon Senior Securities

     None

ITEM 4 - Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held in Kansas City, Missouri, on September 25, 2001. 45,732,391 shares of Common Stock, 90.7% of outstanding shares, were represented in person or by proxy.

The following three Class II Directors were elected to a three-year term expiring in 2004:
                             Number of Shares Voted
                             ----------------------
Name                            For        Withheld
-------------------          ----------    --------
Michael J. Anderson          45,227,896     504,495
Robert B. Calhoun            45,225,713     506,677
Frank E. Horton              45,221,507     510,884

The proposal to amend the Company's 1996 Stock Incentive Plan to increase the number of authorized shares of the Company reserved for issuance thereunder from 13,683,000 to 18,683,000 was approved: 23,057,713 shares voted in favor; 16,595,911 shares voted against and 172,404 shares abstained (including broker non-votes).

The selection of Deloitte & Touche LLP as independent auditors was approved:
45,257,607 shares voted in favor; 447,585 shares voted against and 27,199 shares abstained (including broker non-votes).

ITEM 5 - Other Information

     None

ITEM 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits filed with this report:

         None

     b)  Reports on Form 8-K

         None

                            ***************

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







                                              Interstate Bakeries Corporation
                                              -------------------------------
                                                      (Registrant)




DATE: September 28, 2001                      /s/ Charles A. Sullivan
                                              --------------------------------
                                              Charles A. Sullivan, Chairman
                                              and Chief Executive Officer




DATE: September 28, 2001                      /s/ Frank W. Coffey
                                              --------------------------------
                                              Frank W. Coffey, Senior Vice
                                              President and Chief Financial
                                              Officer