Form 10-Q
period 2001-11-17
INTERSTATE BAKERIES CORP/DE/
filed 2001-12-19
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                      of 1934

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 17, 2001

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                               _______________

For the Quarter Ended November 17, 2001        Commission File Number 1-11165


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

               Yes / X /                       No /   /

     There were 50,618,302 shares of common stock, $.01 par value per share, outstanding on December 7, 2001.

                      INTERSTATE BAKERIES CORPORATION
                                 FORM 10-Q
                       QUARTER ENDED NOVEMBER 17, 2001



CONTENTS
--------



                   Description                                      Page
                   -----------                                      ----

PART I - FINANCIAL INFORMATION (UNAUDITED)
------------------------------------------

   Consolidated Balance Sheet                                         1

   Consolidated Statement of Income                                   2

   Consolidated Statement of Cash Flows                               3

   Notes to Consolidated Financial Statements                       4-9

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                            10-12

   Quantitative and Qualitative Disclosures
    About Market Risk                                              12-13



PART II - OTHER INFORMATION
---------------------------

   Legal Proceedings                                                  14

   Changes in Securities and Use of Proceeds                          14

   Defaults Upon Senior Securities                                    14

   Submission of Matters to a Vote of Security Holders             14-15

   Other Information                                                  15

   Exhibits and Reports on Form 8-K                                   15

   Signatures                                                         16

                       INTERSTATE BAKERIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                            (000's)
                                                 November 17,       June 2,
                                                     2001            2001
                                                 ------------     -----------
Assets
  Current assets:
    Accounts receivable, less allowance
     for doubtful accounts of $3,507,000
     ($4,069,000 at June 2)                       $  206,920      $  197,832
    Inventories                                       81,776          76,208
    Other current assets                              70,392          62,885
                                                  ----------      ----------
        Total current assets                         359,088         336,925
                                                  ----------      ----------
  Property and equipment:
    Land and buildings                               424,717         418,928
    Machinery and equipment                        1,053,036       1,038,323
                                                  ----------      ----------
                                                   1,477,753       1,457,251
    Less accumulated depreciation                   (621,654)       (582,941)
                                                  ----------      ----------
        Net property and equipment                   856,099         874,310
                                                  ----------      ----------
  Intangibles and other assets                       416,121         412,261
                                                  ----------      ----------
                                                  $1,631,308      $1,623,496
                                                  ==========      ==========

Liabilities and Stockholders' Equity
  Current liabilities:
    Long-term debt payable within one year        $   38,750      $   29,063
    Accounts payable                                 131,909         123,872
    Accrued expenses                                 240,469         194,473
                                                  ----------      ----------
        Total current liabilities                    411,128         347,408
                                                  ----------      ----------
  Long-term debt                                     484,563         555,937
  Other liabilities                                  181,443         184,854
  Deferred income taxes                              142,492         142,492
                                                  ----------      ----------
        Total long-term liabilities                  808,498         883,283
                                                  ----------      ----------
  Stockholders' equity:
    Preferred stock, par value $.01 per share;
     authorized - 1,000,000 shares; issued - none          -               -
    Common stock, par value $.01 per share;
     authorized - 120,000,000 shares; issued -
     80,113,000 shares (79,851,000 at June 2)            801             799
    Additional paid-in capital                       556,042         551,963
    Retained earnings                                397,067         373,087
    Treasury stock, at cost - 29,503,000 shares
     (29,495,000 at June 2)                         (533,215)       (533,044)
    Accumulated other comprehensive loss              (9,013)              -
                                                  ----------      ----------
        Total stockholders' equity                   411,682         392,805
                                                  ----------      ----------
                                                  $1,631,308      $1,623,496
                                                  ==========      ==========
                           See accompanying notes.
                                    - 1 -

                                        INTERSTATE BAKERIES CORPORATION
                                       CONSOLIDATED STATEMENT OF INCOME
                                                 (UNAUDITED)
                                        (000'S EXCEPT PER SHARE DATA)

                                                    Twelve Weeks Ended           Twenty-Four Weeks Ended
                                                --------------------------     ----------------------------
                                                November 17,  November 18,     November 17,    November 18,
                                                    2001          2000             2001            2000
                                                ------------  ------------     ------------    ------------
Net sales                                         $829,330      $816,321        $1,658,040      $1,634,487
                                                  --------      --------        ----------      ----------
Cost of products sold                              394,158       391,859           781,901         776,079
Selling, delivery and administrative
 expenses                                          371,352       366,207           739,076         724,531
Other charges                                            -             -            25,700               -
Depreciation and amortization                       22,180        25,579            44,471          51,095
                                                  --------      --------        ----------      ----------
                                                   787,690       783,645         1,591,148       1,551,705
                                                  --------      --------        ----------      ----------
Operating income                                    41,640        32,676            66,892          82,782
                                                  --------      --------        ----------      ----------
Other income                                           (86)         (129)             (250)           (318)
Interest expense                                     8,104        13,434            18,017          20,155
                                                  --------      --------        ----------      ----------
                                                     8,018        13,305            17,767          19,837
                                                  --------      --------        ----------      ----------
Income before income taxes                          33,622        19,371            49,125          62,945
Provision for income taxes                          12,373         7,985            18,078          24,674
                                                  --------      --------        ----------      ----------
Net income                                        $ 21,249      $ 11,386        $   31,047      $   38,271
                                                  ========      ========        ==========      ==========

Earnings per share:
  Basic                                           $    .42      $    .22        $      .61      $      .66
                                                  ========      ========        ==========      ==========
  Diluted                                         $    .41      $    .22        $      .60      $      .65
                                                  ========      ========        ==========      ==========


                                          See accompanying notes.

                    INTERSTATE BAKERIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                            (000's)
                                                    Twenty-Four Weeks Ended
                                                   --------------------------
                                                   November 17,  November 18,
                                                       2001          2000
                                                   ------------  ------------
Cash flows from operating activities:
  Net income                                         $ 31,047      $ 38,271
  Depreciation and amortization                        44,471        51,095
  Other                                                 6,621        (4,477)
  Change in operating assets and liabilities:
    Accounts receivable                                (9,088)        1,128
    Inventories                                        (5,568)       (2,432)
    Other current assets                               (7,507)        1,733
    Accounts payable and accrued expenses              45,048        32,756
                                                     --------      --------
        Cash from operating activities                105,024       118,074
                                                     --------      --------

Cash flows from investing activities:
  Additions to property and equipment                 (33,754)      (44,442)
  Sale of assets                                          891           795
  Other                                                  (354)          (54)
                                                     --------      --------
        Cash from investing activities                (33,217)      (43,701)
                                                     --------      --------

Cash flows from financing activities:
  Reduction of long-term debt                        (616,687)     (425,000)
  Addition to notes payable                                 -       360,000
  Addition to long-term debt                          555,000       250,000
  Acquisition of treasury stock                          (171)     (244,444)
  Common stock dividends paid                          (7,067)       (8,140)
  Stock option exercise proceeds                        4,081            22
  Debt fees incurred and other                         (6,963)       (6,811)
                                                     --------      --------
        Cash from financing activities                (71,807)      (74,373)
                                                     --------      --------
Change in cash and cash equivalents                         -             -

Cash and cash equivalents:
  Beginning of period                                       -             -
                                                     --------      --------
  End of period                                      $      -      $      -
                                                     ========      ========
Cash payments made:
  Interest                                           $ 14,206      $ 14,944
  Income taxes                                         27,270        15,431


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


2.  Inventories
    -----------

The components of inventories are as follows:


                                                        (000's)
                                                ------------------------
                                                November 17,     June 2,
                                                    2001          2001
                                                ------------   ---------

           Ingredients and packaging               $49,258       $46,846
           Finished goods                           24,926        23,002
           Other                                     7,592         6,360
                                                   -------       -------
                                                   $81,776       $76,208
                                                   =======       =======

3.  Income Taxes
    ------------

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:
                                              Twenty-Four Weeks Ended
                                            ----------------------------
                                            November 17,    November 18,
                                                2001            2000
                                            ------------    ------------

       Statutory federal tax                    35.0%           35.0%
       State income tax                          2.0             2.3
       Intangibles amortization                    -             2.3
       Other                                     (.2)            (.4)
                                                ----            ----
                                                36.8%           39.2%
                                                ====            ====

The provision for income taxes for the current quarter of both fiscal years includes any adjustments for revisions of the projected annual effective tax rate.

4.  Earnings Per Share
    ------------------

Following is a reconciliation between basic and diluted weighted average shares outstanding used in the Company's earnings per share computations:

                                        (000's)

                       Twelve Weeks Ended      Twenty-Four Weeks Ended
                  --------------------------  --------------------------
                  November 17,  November 18,  November 17,  November 18,
                     2001          2000          2001          2000
                  ------------  ------------  ------------  ------------
Basic weighted
 average common
 shares
 outstanding          50,745       51,207        50,671        58,253

Effect of dilutive
 stock compensation    1,288          201         1,081           220
                      ------       ------        ------        ------
Dilutive weighted
 average common
 shares outstanding   52,033       51,408        51,752        58,473
                      ======       ======        ======        ======

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

During September 2001, the Company settled, through mediation, all claims under this lawsuit. During the first quarter of fiscal 2002, the Company recorded adequate reserves to cover all settlement amounts payable.


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

The new rules require that all derivative instruments be recognized as assets or liabilities on the consolidated balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income/loss ("OCI"), depending on whether the derivative is designated and is effective as a hedged transaction, the type of hedging transaction and whether the Company elects to use hedge accounting. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the change in fair value of a derivative instrument determined to be ineffective under the rules is recognized in current earnings. The transition adjustment recognized by the Company in fiscal 2002 for the adoption of these new rules was not material to the Company's financial position or net income.

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

The Company has from time-to-time entered into interest rate swap agreements with major banks and institutional lenders to manage the balance of variable versus fixed-rate debt based upon current and anticipated future market conditions. The differential to be paid or received is recognized over the term of the swap agreements as a component of interest expense. The Company's current interest rate swap agreements, which were entered into in July 2001 and have terms from one to three years, qualify for cash flow hedge accounting treatment and have had no ineffectiveness as defined by SFAS No. 133. No ineffectiveness is expected on these swap transactions in future periods and therefore, all changes in fair value of the swap agreements are expected to be recorded to OCI on a quarterly basis.

The Company generally applies hedge accounting as allowed by SFAS No.
133. However, the Company may from time-to-time enter into derivatives which economically hedge certain of its risks even though hedge treatment is not allowed under SFAS No. 133. Hedge accounting is only applied when the derivative is deemed to be effective, as defined in the standard, at offsetting changes in anticipated cash flows of the hedged item or transaction. Any impact on earnings for hedges is recorded in the Consolidated Statement of Income, generally on the same line item as the gain or loss on the item being hedged.

At November 17, 2001, the Company had a loss of $16,263,000, or $10,278,000 net of tax, on its interest rate and commodity derivatives of which $14,261,000, or $9,013,000 net of tax, was recorded in OCI and $2,002,000, or $1,265,000 net of tax, was recorded in net income. For the current quarter, the loss in OCI was increased by $10,927,000, or $6,906,000 net of tax, for the change in fair value of the Company's interest rate and commodity derivatives. No derivative-related OCI was reclassified to earnings for the quarter and year-to-date periods ended November 17, 2001.

Of the net-of-tax loss recorded in OCI at November 17, 2001, approximately $8,244,000 is expected to be reflected in net income over the next twelve months.

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

Included in intangibles and other assets on the Company's consolidated balance sheet as of the end of the second quarter, November 17, 2001, and as of the latest fiscal year end, June 2, 2001, are the following acquired intangible assets:

                                             (000's)

                             November 17, 2001         June 2, 2001
                          ----------------------  ----------------------

                                    Accumulated             Accumulated
                            Cost    Amortization    Cost    Amortization
                          --------  ------------  --------  ------------

Goodwill                  $314,699    $(99,358)   $314,699    $(99,358)
                          ========    =========   ========    =========
Intangibles with
 indefinite lives
 (generally trademarks
 and tradenames)          $197,456    $(21,713)   $197,456    $(21,713)
                          ========    =========   ========    =========
Intangibles with
 finite lives             $ 19,973    $ (5,968)   $ 19,620    $ (5,236)
                          ========    =========   ========    =========

Intangible amortization expense for the quarter and twenty-four weeks ended November 17, 2001 was $364,000 and $732,000, respectively, and is estimated to be $1,600,000 for fiscal 2002. Estimated intangible amortization expense for each of the subsequent four fiscal years is estimated at $1,100,000 to $1,400,000.

The following pro forma information reconciles the net income and earnings per share reported for the twelve and twenty-four week periods ended November 18, 2000 to adjusted net income and earnings per share which reflect the application of SFAS No. 142 and compares the adjusted information to the current year results:

                             (000's, except per share data)

                      Twelve Weeks Ended       Twenty-Four Weeks Ended
                  --------------------------  --------------------------
                  November 17,  November 18,  November 17,  November 18,
                     2001          2000          2001          2000
                  ------------  ------------  ------------  ------------

Net income, as
 reported           $21,249       $11,386       $31,047       $38,271
Trademark and
 tradename
 amortization             -           719             -         1,446
Goodwill
 amortization             -         1,707             -         3,415
                    -------       -------        ------       -------
Net income, as
 adjusted           $21,249       $13,812       $31,407       $43,132
                    =======       =======       =======       =======

Basic earnings
 per share, as
 reported           $   .42       $   .22       $   .61       $   .66
Trademark and
 tradename
 amortization             -           .01             -           .02
Goodwill
 amortization             -           .03             -           .06
                    -------       -------       -------       -------
Basic earnings
 per share, as
 adjusted           $   .42       $   .26       $   .61       $   .74
                    =======       =======       =======       =======

Diluted earnings
 per share, as
 reported           $   .41       $   .22       $   .60       $   .65
Trademark and
 tradename
 amortization             -           .01             -           .02
Goodwill
 amortization             -           .03             -           .06
                    -------       -------       -------       -------

Diluted earnings
 per share, as
 adjusted           $   .41       $   .26       $   .60       $   .73
                    =======       =======       =======       =======

                       INTERSTATE BAKERIES CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Net sales for the second quarter of fiscal 2002, the twelve weeks ended November 17, 2001, were $829,330,000, up $13,009,000 and 1.6%, from net sales of $816,321,000 in the prior year. Year-to-date net sales for fiscal 2002 were $1,658,040,000, an increase of $23,553,000 and 1.4%, over net sales of $1,634,487,000 for fiscal 2001. These increases were primarily attributable to higher selling prices, partially offset by unit volume declines.

Gross profit was 52.5% of net sales for the second quarter of fiscal 2002, bettering the 52.0% of net sales in the prior year. Year-to-date gross profit was 52.8% of net sales compared to the prior year's 52.5%. These quarterly and year-to-date improvements in gross profit as a percentage of net sales reflect the savings from producing less product that was previously returned as unsold, as well as the impact of higher selling prices and operational efficiencies. These positive trends were somewhat offset by slightly higher ingredient costs, inflationary labor and labor-related cost increases and on a year-to-date basis only, higher utility costs. The need to produce less product is a result of the Company's new extended shelf life products which have led to the reduction in products returned.

Selling, delivery and administrative expenses increased 1.4% to $371,352,000 from $366,207,000 for the second quarter of fiscal 2002 and were up 2.0% to $739,076,000 from $724,531,000 on a year-to-date basis.
Selling, delivery and administrative expenses as a percentage of net sales were 44.8% and 44.6% for fiscal 2002's second quarter and year-to-date, respectively, compared to 44.9% and 44.3%, respectively, in fiscal 2001. These variances reflect inflationary labor and labor-related costs increases measured against a lower net sales percentage increase, offset by lower fuel costs for the quarter, as well as a reduced number of delivery routes as a result of our extended shelf life products.

Other charges amounting to $25,700,000 in year-to-date fiscal 2002 relate to the closure of the Company's Detroit cake bakery and the settlement, through mediation, of the Company's San Francisco, California racial discrimination lawsuit.

Depreciation and amortization for the second quarter of fiscal 2002 was $22,180,000, a $3,399,000 decrease from the prior year's expense, while year-to-date depreciation and amortization was $44,471,000, down

$6,624,000 from the prior year. The primary reason for these decreases was the Company's implementation on June 3, 2001 of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. See Note 8 to the Company's consolidated financial statements regarding the impact of this accounting change.

Based upon these factors, operating income for the second quarter of fiscal 2002 was $41,640,000, or 5.0% of net sales, compared to the prior year's $32,676,000, or 4.0% of net sales. Year-to-date operating income for fiscal 2002 was $66,892,000, or 4.0% of net sales, compared to $82,782,000, or 5.1% of net sales, for fiscal 2001. Before other charges, year-to-date operating income in fiscal 2002 was $92,592,000, or 5.6% of net sales.

Interest expense for the second quarter of fiscal 2002 was $8,104,000, down $5,330,000 and 39.7% from the prior year's $13,434,000. Year-to-date interest expense was also down, $18,017,000 in fiscal 2002 compared to $20,155,000 the prior year. These decreases reflect generally lower borrowing levels and lower interest rates. The interest expense improvement is more significant for the quarter than on a year-to-date basis as the Company borrowed approximately $244,000,000 during the prior year, in August 2000.

The effective tax rates of 36.8% and 39.2% for fiscal 2002 and 2001, respectively, approximate the overall federal and state statutory rates, with the fiscal 2001 rate including 2.3% related to nondeductible intangibles amortization. These intangibles were not amortized in fiscal 2002 due to the Company's implementation of SFAS No. 142 described above.

Net income for the second quarter of fiscal 2002 was $21,249,000, or $.41 per diluted share, up from $11,386,000, or $.22 per diluted share, for the prior year. On a year-to-date basis, net income was $31,047,000, or $.60 per diluted share, compared to $38,271,000, or $.65 per diluted share, during fiscal 2001. The second quarter fiscal 2002 results per diluted share were increased by approximately $.05 due to the Company's implementation of SFAS No. 142 and reduced by approximately $.01 due to the Company's implementation of SFAS No. 133 related to the accounting for commodity hedging derivatives. Year-to-date fiscal 2002 earnings per diluted share were reduced by $.31 due to the other charges detailed above, increased by $.10 due to the SFAS No. 142 implementation and reduced by $.02 due to the SFAS No. 133 implementation.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Cash generated by operating activities for the twenty-four weeks ended November 17, 2001 was $105,024,000, down from the $118,074,000 generated in the prior year. This decrease reflects unfavorable working capital variances, along with lower net income. Cash generated by operations was used to fund net capital expenditures of $32,863,000, pay common stock dividends of $7,067,000 and reduce debt outstanding by a net $61,687,000.

As noted in the Company's Annual Report on Form 10-K for the year ended June 2, 2001, the Company expects its cash needs for fiscal 2002 to be funded by ongoing operations, as well as a new $800,000,000 senior credit facilities agreement entered into by the Company on July 19, 2001. This new debt was used to repay all previous outstanding debt of the Company. Outstanding debt at November 17, 2001 was $523,313,000.


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

Commodity Prices

Commodities used by the Company in the production of its products are subject to wide price fluctuations, depending upon factors such as weather, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily wheat, corn, soybean oil and certain fuels, the Company enters into commodity futures, options and forward purchase contracts, fixing commodity prices for future periods. A sensitivity analysis was prepared and based upon the Company's commodity-related derivatives position as of November 17, 2001, an assumed 10% adverse change in commodity prices would not result in a material effect on fair values, future earnings or cash flows of the Company.

Interest Rates

The Company manages its exposure to interest rate risk through the use
of a combination of floating and fixed rate debt.   In addition, from
time-to-time, the Company has entered into interest rate swap agreements to fix rates on variable rate debt instruments. In conjunction with a debt refinancing on July 19, 2001, the Company entered into interest rate swap agreements resulting in fixed interest rates on $400,000,000 from 5.74% to 6.81% with termination dates ranging from July 2002 to July 2004. Based upon a sensitivity analysis at November 17, 2001, an assumed 10% adverse change in interest rates would not result in a material impact on fair values, future earnings or cash flows of the Company.

                                  PART II


ITEM 1 - Legal Proceedings

     On September 24, 2001, the Company settled, through mediation, all claims related to plaintiffs who alleged various forms of racial discrimination at the Company's San Francisco bakery in the case of Theodis Carroll, Jr., et al. and Scott Bryant, et al., v. Interstate Brands Corporation, et al., originally filed June 11, 1998, in the Superior Court of California for the County of San Francisco, and appealed to the Court of Appeal, First Appellate District, of the State of California. The terms of the settlement were not disclosed pursuant to a confidentiality agreement between the Company and such plaintiffs. The Company recorded adequate reserves to cover all settlement amounts payable during its first quarter ended August 25, 2001. See also Note 5, entitled "Contingencies," of the Notes to Consolidated Financial Statements included in Part I of this report.

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

The following three Class II Directors were elected to a three-year term expiring in 2004:

                                  Number of Shares Voted
                                  ----------------------
Name                                 For        Withheld
-------------------               ----------    --------
Michael J. Anderson               45,227,896     504,495
Robert B. Calhoun                 45,225,713     506,678
Frank E. Horton                   45,221,507     510,884

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







                                         Interstate Bakeries Corporation
                                         -------------------------------
                                                   (Registrant)




DATE: December 14, 2001                  /s/ Charles A. Sullivan
                                         -------------------------------
                                         Charles A. Sullivan, Chairman
                                         and Chief Executive Officer




DATE: December 14, 2001                  /s/ Frank W. Coffey
                                         -------------------------------
                                         Frank W. Coffey, Senior Vice
                                         President and Chief Financial
                                         Officer