Form 10-Q
period 2002-03-09
INTERSTATE BAKERIES CORP/DE/
filed 2002-04-18
CIK 829499

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 9, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from             to
                                          -----------    ------------

                                   ----------

For the Quarter Ended March 9, 2002               Commission File Number 1-11165

                         INTERSTATE BAKERIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     43-1470322
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

12 EAST ARMOUR BOULEVARD, KANSAS CITY, MISSOURI                        64111
-----------------------------------------------                      ----------
  (Address of principal executive officers)                          (Zip Code)

                                 (816) 502-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]                        No [ ]

     There were 50,824,745 shares of common stock, $.01 par value per share, outstanding on April 2, 2002.

                         INTERSTATE BAKERIES CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED MARCH 9, 2002

CONTENTS

                              DESCRIPTION                                                         PAGE
                              -----------                                                         ----

PART I - FINANCIAL INFORMATION (UNAUDITED)

     Consolidated Balance Sheet                                                                      1

     Consolidated Statement of Income                                                                2

     Consolidated Statement of Cash Flows                                                            3

     Notes to Consolidated Financial Statements                                                    4-8

     Management's Discussion and Analysis of Financial Condition and Results of                   9-11
         Operations

PART II - OTHER INFORMATION

     Legal Proceedings                                                                              12

     Changes in Securities And Use of Proceeds                                                      12

     Defaults Upon Senior Securities                                                                12

     Submission of Matters to a Vote of Security Holders                                            12

     Other Information                                                                              12

     Exhibits and Reports on Form 8-K                                                               12

     Signatures                                                                                     13

                         INTERSTATE BAKERIES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                 (IN THOUSANDS)
                                                                           MARCH 9,            JUNE 2,
                                                                             2002               2001
                                                                          -----------        -----------

Assets
     Current assets:
       Accounts receivable, less allowance for doubtful
          accounts of $3,823,000 ($4,069,000 at June 2) ...........       $   191,696        $   197,832
       Inventories ................................................            80,779             76,208
       Other current assets .......................................            65,755             62,885
                                                                          -----------        -----------
                Total current assets ..............................           338,230            336,925
                                                                          -----------        -----------
     Property and equipment:
       Land and buildings .........................................           424,926            418,928
       Machinery and equipment ....................................         1,034,193          1,038,323
                                                                          -----------        -----------
                                                                            1,459,119          1,457,251
       Less accumulated depreciation ..............................          (618,875)          (582,941)
                                                                          -----------        -----------
                Net property and equipment ........................           840,244            874,310
                                                                          -----------        -----------
     Intangibles ..................................................           412,472            412,261
                                                                          -----------        -----------
                                                                          $ 1,590,946        $ 1,623,496
                                                                          ===========        ===========

Liabilities and Stockholders' Equity
     Current liabilities:
       Long-term debt payable within one year .....................       $    38,750        $    29,063
       Accounts payable ...........................................           112,930            123,872
       Accrued expenses ...........................................           234,584            194,473
                                                                          -----------        -----------
                Total current liabilities .........................           386,264            347,408
                                                                          -----------        -----------
     Long-term debt ...............................................           451,875            555,937
     Other liabilities ............................................           180,551            184,854
     Deferred income taxes ........................................           142,492            142,492
                                                                          -----------        -----------
                Total long-term liabilities .......................           774,918            883,283
                                                                          -----------        -----------
     Stockholders' equity:
       Preferred stock, par value $.01 per share; authorized -
          1,000,000 shares; issued - none .........................                --                 --
       Common stock, par value $.01 per share; authorized -
          120,000,000 shares; issued - 80,327,000 shares
          (79,851,000 at June 2) ..................................               803                799
       Additional paid-in capital .................................           559,500            551,963
       Retained earnings ..........................................           410,002            373,087
       Treasury stock, at cost - 29,508,000 shares
          (29,495,000 at June 2) ..................................          (533,329)          (533,044)
       Accumulated other comprehensive loss .......................            (7,212)                --
                                                                          -----------        -----------
                Total stockholders' equity ........................           429,764            392,805
                                                                          -----------        -----------
                                                                          $ 1,590,946        $ 1,623,496
                                                                          ===========        ===========

                             See accompanying notes.

                         INTERSTATE BAKERIES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     SIXTEEN WEEKS ENDED                   FORTY WEEKS ENDED
                                                ------------------------------        ------------------------------
                                                 MARCH 9,           MARCH 10,          MARCH 9,           MARCH 10,
                                                   2002               2001               2002               2001
                                                -----------        -----------        -----------        -----------

Net sales ...............................       $ 1,053,511        $ 1,037,215        $ 2,711,551        $ 2,671,702
                                                -----------        -----------        -----------        -----------
Cost of products sold ...................           501,228            492,207          1,283,129          1,268,286
Selling, delivery and administrative
     expenses ...........................           485,639            481,716          1,224,715          1,206,247
Other charges ...........................                --                 --             25,700                 --
Depreciation and amortization ...........            29,538             34,303             74,009             85,398
                                                -----------        -----------        -----------        -----------
                                                  1,016,405          1,008,226          2,607,553          2,559,931
                                                -----------        -----------        -----------        -----------

Operating income ........................            37,106             28,989            103,998            111,771
                                                -----------        -----------        -----------        -----------
Other income ............................               (83)              (117)              (333)              (435)
Interest expense ........................            10,707             16,363             28,724             36,518
                                                -----------        -----------        -----------        -----------
                                                     10,624             16,246             28,391             36,083
                                                -----------        -----------        -----------        -----------

Income before income taxes ..............            26,482             12,743             75,607             75,688
Provision for income taxes ..............             9,745              4,996             27,823             29,670
                                                -----------        -----------        -----------        -----------
Net income ..............................       $    16,737        $     7,747        $    47,784        $    46,018
                                                ===========        ===========        ===========        ===========

Earnings per share:
     Basic ..............................       $       .33        $       .15        $       .94        $       .83
                                                ===========        ===========        ===========        ===========
     Diluted ............................       $       .32        $       .15        $       .92        $       .83
                                                ===========        ===========        ===========        ===========

                             See accompanying notes.

                         INTERSTATE BAKERIES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 (IN THOUSANDS)
                                                               FORTY WEEKS ENDED
                                                            --------------------------
                                                            MARCH 9,         MARCH 10,
                                                              2002              2001
                                                            ---------        ---------

Cash flows from operating activities:
     Net income .....................................       $  47,784        $  46,018
     Depreciation and amortization ..................          74,009           85,398
     Other ..........................................          10,295           (6,310)
     Change in operating assets and liabilities:
        Accounts receivable .........................           6,136            8,846
        Inventories .................................          (4,571)           2,610
        Other current assets ........................          (2,870)           2,371
        Accounts payable and accrued expenses .......          22,004           17,685
                                                            ---------        ---------
               Cash from operating activities .......         152,787          156,618
                                                            ---------        ---------

Cash flows from investing activities:
     Additions to property and equipment ............         (53,987)         (69,958)
     Sale of assets .................................           6,889            1,318
     Other ..........................................            (334)            (164)
                                                            ---------        ---------
               Cash from investing activities .......         (47,432)         (68,804)
                                                            ---------        ---------

Cash flows from financing activities:
     Reduction of long-term debt ....................        (649,375)        (399,000)
     Reduction of notes payable .....................              --          (35,000)
     Addition to notes payable ......................              --          610,000
     Addition to long-term debt .....................         555,000               --
     Acquisition of treasury stock ..................            (285)        (244,950)
     Common stock dividends paid ....................         (10,869)         (11,664)
     Stock option exercise proceeds .................           7,541              102
     Debt fees incurred and other ...................          (7,367)          (7,302)
                                                            ---------        ---------
               Cash from financing activities .......        (105,355)         (87,814)
                                                            ---------        ---------

Change in cash and cash equivalents .................              --               --

Cash and cash equivalents:
     Beginning of period ............................              --               --
                                                            ---------        ---------
     End of period ..................................       $      --        $      --
                                                            =========        =========

Cash payments made:
     Interest .......................................       $  23,374        $  37,124
     Income taxes ...................................          34,049           19,748

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to the Company's fiscal 2001 consolidated financial statements to conform to the fiscal 2002 presentation.

2.   INVENTORIES

The components of inventories are as follows:

                                       (IN THOUSANDS)
                                    MARCH 9,      JUNE 2,
                                     2002           2001
                                    --------      -------

Ingredients and packaging ...       $47,361       $46,846
Finished goods ..............        23,470        23,002
Other .......................         9,948         6,360
                                    -------       -------
                                    $80,779       $76,208
                                    =======       =======

3.   INCOME TAXES

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                    FORTY WEEKS ENDED
                                  ---------------------
                                  MARCH 9,    MARCH 10,
                                    2002        2001
                                  --------    --------

Statutory federal tax ......       35.0%        35.0%
State income tax ...........        2.0          2.3
Intangibles amortization ...         --          2.3
Other ......................        (.2)         (.4)
                                   ----         ----
                                   36.8%        39.2%
                                   ====         ====

The provision for income taxes for the current quarter of both fiscal years includes any adjustments for revisions on the projected annual effective tax rate.

4.   EARNINGS PER SHARE

Following is a reconciliation between basic and diluted weighted average shares outstanding used in the Company's earnings per share computations:

                                                       (IN THOUSANDS)
                                        SIXTEEN WEEKS ENDED        FORTY WEEKS ENDED
                                       ----------------------    ----------------------
                                       MARCH 9,     MARCH 10,    MARCH 9,     MARCH 10,
                                         2002         2001         2002        2001
                                       --------     ---------    --------     ---------

Basic weighted average
    common shares outstanding ...       50,896       50,561       50,769       55,176

Effect of dilutive
    stock compensation ..........        1,300          147        1,168          193
                                        ------       ------       ------       ------
Dilutive weighted average
    common shares outstanding ...       52,196       50,708       51,937       55,369
                                        ======       ======       ======       ======

5.   CONTINGENCIES

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

The Company from time to time utilizes commodity hedging derivatives, generally futures and options on wheat, corn and soybean oil, to reduce its exposure to commodity price movements for future raw material needs. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed one year.

The Company has from time to time entered into interest rate swap agreements with major banks and institutional lenders to manage the balance of variable versus fixed rate debt based upon current and anticipated future market conditions. The differential to be paid or received is recognized over the term of the swap agreements as a component of interest expense. The Company's current interest rate swap agreements, which were entered into in July 2001 and have terms from one to three years, qualify for cash flow hedge accounting treatment and have had no ineffectiveness as defined by SFAS No. 133. No ineffectiveness is expected on these swap transactions in future periods and therefore, all changes in fair value of the swap agreements are expected to be recorded to OCI on a quarterly basis.

The Company generally applies hedge accounting as allowed by SFAS No. 133. However, the Company may from time to time enter into derivatives which economically hedge certain of its risks even though the criteria for hedge accounting as defined by SFAS No. 133 are not met. Hedge accounting is only applied when the derivative is deemed to be effective, as defined in the standard, at offsetting changes in anticipated cash flows of the hedged item or transaction. Any impact on earnings for hedges is recorded in the Consolidated Statement of Income, generally on the same line item as the gain or loss on the item being hedged.

At March 9, 2002, the Company had a loss of $13,058,000, or $8,253,000 net of tax, on its interest rate and commodity derivatives of which $11,411,000, or $7,212,000 net of tax, was recorded in OCI and $1,647,000, or $1,041,000 net of tax, was recorded in net income. For the current quarter, the loss in OCI was increased by $773,000, or $489,000 net of tax, for the change in fair value of the Company's interest rate and commodity derivatives. Derivative-related OCI losses of $3,624,000, or $2,291,000 net of tax, were reclassified to earnings for both the quarter and year-to-date periods ended March 9, 2002.

Of the net-of-tax loss recorded in OCI at March 9, 2002, approximately $7,155,000 is expected to be reflected in net income over the next twelve months.

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

Included in intangibles and other assets on the Company's consolidated balance sheet as of the end of the third quarter, March 9, 2002, and as of the latest fiscal year end, June 2, 2001, are the following acquired intangible assets:

                                                                (IN THOUSANDS)
                                                 MARCH 9, 2002                JUNE 2, 2001
                                            -------------------------      -------------------------
                                                         ACCUMULATED                    ACCUMULATED
                                              COST       AMORTIZATION       COST        AMORTIZATION
                                            --------     ------------      --------     ------------

Goodwill ............................       $314,699       $(99,358)       $314,699       $(99,358)
                                            ========       ========        ========       ========
Intangibles with indefinite lives
    (generally trademarks and
    tradenames) .....................       $197,456       $(21,713)       $197,456       $(21,713)
                                            ========       ========        ========       ========
Intangibles with finite lives .......       $ 19,920       $ (6,450)       $ 19,620       $ (5,236)
                                            ========       ========        ========       ========

Intangible amortization expense for the third quarter and forty weeks ended March 9, 2002 was $482,000 and $1,214,000, respectively, and is estimated to be $1,600,000 for fiscal 2002. Estimated intangible amortization expense for each of the subsequent four fiscal years is estimated at $1,100,000 to $1,400,000.

The following pro forma information reconciles the net income and earnings per share reported for the sixteen and forty week periods ended March 10, 2001 to adjusted net income and earnings per share which reflect the application of SFAS No. 142 and compares the adjusted information to the current year results:

                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                       SIXTEEN WEEKS ENDED               FORTY WEEKS ENDED
                                                    ---------------------------       ---------------------------
                                                     MARCH 9,         MARCH 10,        MARCH 9,         MARCH 10,
                                                       2002             2001            2002              2001
                                                    ----------       ----------       ----------       ----------

Net income, as reported .....................       $   16,737       $    7,747       $   47,784       $   46,018
Trademark and tradename amortization ........               --              964               --            2,410
Goodwill amortization .......................               --            2,278               --            5,693
                                                    ----------       ----------       ----------       ----------
Net income, as adjusted .....................       $   16,737       $   10,989       $   47,784       $   54,121
                                                    ==========       ==========       ==========       ==========

Basic earnings per share, as reported .......       $      .33       $      .15       $      .94       $      .83
Trademark and tradename amortization ........               --              .02               --              .04
Goodwill amortization .......................               --              .05               --              .10
                                                    ----------       ----------       ----------       ----------
Basic earnings per share, as adjusted .......       $      .33       $      .22       $      .94       $      .97
                                                    ==========       ==========       ==========       ==========

Diluted earnings per share, as reported .....       $      .32       $      .15       $      .92       $      .83
Trademark and tradename amortization ........               --              .02               --              .04
Goodwill amortization .......................               --              .04               --              .10
                                                    ----------       ----------       ----------       ----------
Diluted earnings per share, as adjusted .....       $      .32       $      .21       $      .92       $      .97
                                                    ==========       ==========       ==========       ==========

9.   SUBSEQUENT EVENT

Subsequent to quarter end, on April 2, 2002, the Company announced an agreement to purchase 7,348,154 shares of its common stock from Tower Holding Company ("Tower"), a subsidiary of Nestle Purina PetCare Company for approximately $157,985,000. It is expected that this stock purchase will be completed by April 30, 2002. While this purchase could be fully financed by the Company's current revolving credit agreement with only amendments to certain covenants, the Company is currently pursuing an additional $100,000,000 term loan facility under this agreement as well as the covenant amendments needed to allow for the purchase.

In accordance with the terms of the existing Shareholder Agreement between the Company and Tower, the Company also announced its intention to file a registration statement with the Securities and Exchange Commission registering for sale in a public offering 7,500,000 shares of the Company's common stock owned by Tower.

                         INTERSTATE BAKERIES CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 2002, the sixteen weeks ended March 9, 2002, were $1,053,511,000, up $16,296,000 and 1.6%, from net sales of
$1,037,215,000 in the prior year. Year-to-date net sales for fiscal 2002 were $2,711,551,000, an increase of $39,849,000 and 1.5%, over net sales of
$2,671,702,000 in fiscal 2001. The quarterly net sales improvement was due to improved unit volume, with an increase of approximately 2.8% over the prior year, while the year-to-date increase reflects higher selling prices, with stable unit volume.

Gross profit was 52.4% of net sales for the third quarter of fiscal 2002 comparable to the 52.5% of net sales in the prior year. Year-to-date gross profit was 52.7% of net sales, slightly better than the prior year's 52.5%. The quarterly and year-to-date gross profit margins were favorably impacted by the savings from producing less product because of higher customer sell-through percentages of our products, as well as operational efficiencies, and on a year-to-date basis only, slightly higher selling prices. The need to produce less product is a result of the Company's new extended shelf life program. Offsetting the favorable impact of these items, particularly for the quarter, were higher ingredient and labor-related costs.

Selling, delivery and administrative expenses decreased to 46.1% of net sales for the current quarter, down from 46.4% a year ago. On a year-to-date basis, selling, delivery and administrative expenses as a percentage of net sales were 45.2% for the current year, compared to 45.1% for the prior year. These variances reflect the favorable impact of a reduced number of delivery routes resulting from our extended shelf life program and lower energy costs. On a year-to-date basis, these favorable variances were offset by higher labor-related costs.

Other charges of $25,700,000 in year-to-date fiscal 2002 relate to the closure of the Company's Detroit bakery and the settlement, through mediation, of the Company's San Francisco, California racial discrimination lawsuit.

Depreciation and amortization for the third quarter of fiscal 2002 was $29,538,000, a $4,765,000 decrease from the prior year's expense, while year-to-date depreciation and amortization was $74,009,000, down $11,389,000 from $85,398,000 in the prior year. The primary reason for these decreases was the Company's implementation on June 3, 2001 of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. See Note 8 to the Company's consolidated financial statements regarding the impact of this accounting change.

Based upon the above factors, operating income for the third quarter of fiscal 2002 was $37,106,000, or 3.5% of net sales, compared to the prior year's $28,989,000, or 2.8% of net sales. Year-to-date operating income for fiscal 2002 was $103,998,000, or 3.8% of net sales, compared to $111,771,000, or 4.2% of net sales, for fiscal 2001. Before other charges, year-to-date operating income in fiscal 2002 was $129,698,000, or 4.8% of net sales.

Interest expense for the third quarter of fiscal 2002 was $10,707,000, down $5,656,000, or 34.6%, from the prior year's $16,363,000. Year-to-date interest expense was $28,724,000 in fiscal 2002, down from $36,518,000 the prior year. These decreases reflect lower borrowing levels and lower interest rates. The interest expense improvement is more significant for the quarter than on a year-to-date basis as the Company borrowed approximately $244,000,000 during the prior year, in August 2000.

The effective income tax rates of 36.8% and 39.2% for fiscal 2002 and 2001, respectively, approximate the overall federal and state statutory rates. The fiscal 2001 rate included 2.3% related to nondeductible intangibles amortization. These intangibles were not amortized in fiscal 2002 due to the Company's implementation of SFAS No. 142 described above.

Net income for the third quarter of fiscal 2002 was $16,737,000, or $.32 per diluted share, up from $7,747,000, or $.15 per diluted share, for the prior year. On a year-to-date basis, net income was $47,784,000, or $.92 per diluted share, compared to $46,018,000, or $.83 per diluted share, during fiscal 2001. The third quarter fiscal 2002 results per diluted share were increased by approximately $.06 due to the Company's implementation of SFAS No. 142. Year-to-date fiscal 2002 earnings per diluted share were reduced by $.31 due to the other charges detailed above, increased by $.16 due to the implementation of SFAS No. 142 and reduced by $.02 due to the Company's implementation of SFAS No. 133 related to the accounting for commodity hedging derivatives.

CAPITAL RESOURCES AND LIQUIDITY

Cash from operating activities for the forty weeks ended March 9, 2002 was $152,787,000, down from the $156,618,000 generated for the comparable period in the prior year. This slight reduction reflects cash payments of a portion of other charges and less-favorable working capital variances, partially offset by improved operating results. Cash from operating activities was used to fund net capital expenditures of $47,098,000, pay common stock dividends of $10,869,000 and reduce debt outstanding by a net $94,375,000.

Subsequent to quarter end, on April 2, 2002, the Company announced an agreement to purchase 7,348,154 shares of its common stock from Tower Holding Company ("Tower"), a subsidiary of Nestle Purina PetCare Company, for approximately $157,985,000, on or before April 30, 2002.

For fiscal 2002, the Company's cash needs include approximately $276,148,000, consisting of $157,985,000 for the purchase of its shares of common stock from Tower, $75,000,000 of capital expenditures, $29,063,000 of required debt repayments and $14,100,000 of common stock dividends. For fiscal 2003, the Company anticipates its cash needs will include approximately $75,000,000 of capital expenditures, $39,500,000 of required debt repayments and $12,200,000 of common stock dividends, assuming completion of the purchase of its common stock from Tower. Additionally, the Company has commitments for payments under operating leases of approximately $70,000,000 for fiscal 2002 and approximately $64,000,000 for fiscal 2003. The Company believes cash from ongoing operations, along with borrowing capacity under its credit facility, will be sufficient to fund currently anticipated cash needs through fiscal 2003. The Company may incur additional expenditures for bakery acquisitions if opportunities become available.

The Company has an $800,000,000 senior secured credit facility, which includes a $375,000,000 five-year Term Loan A, a $125,000,000 six-year Term Loan B and a $300,000,000 five-year revolving credit line, which includes up to $150,000,000 in letters of credit. As of March 9, 2002, the Company had borrowed $10,000,000 and had issued letters of credit of $111,600,000 under the revolving credit line. Borrowings under the credit facility are secured by all of the Company's accounts receivable and a majority of its owned real property, intellectual property and equipment. The credit facility contains customary covenants and other terms. The Company was in compliance with all of these covenants as of March 9, 2002.

The Company is in the process of amending its net worth, restricted payment and consolidated leverage ratio covenants contained in its credit facility to permit the purchase of shares of its common stock from Tower. The Company also plans to amend the credit facility to add a new $100,000,000 Term Loan C, which will be used to pay for a portion of the purchase of its common stock from Tower. The remaining $58,000,000 of the purchase price will be borrowed under the credit facility's revolving credit line. The Company expects to complete the amendment of its credit facility on or prior to April 30, 2002. The Company believes it will continue to be in compliance with the amended covenants.

In accordance with the terms of the existing Shareholder Agreement between the Company and Tower, the Company also announced its intention to file a registration statement with the Securities and Exchange Commission registering for sale in a public offering 7,500,000 shares of the Company's common stock owned by Tower.

This filing does not constitute an offer to sell or the solicitation of an offer to buy these securities.

FORWARD-LOOKING STATEMENTS

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks relative to commodity price fluctuations and interest rate changes. The Company actively manages these risks through the use of forward purchase contracts and derivative financial instruments. As a matter of policy, the Company uses derivative financial instruments only for hedging purposes, and the use of derivatives for trading and speculative purposes is prohibited.

Commodity Prices

Commodities used by the Company in the production of its products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, the Company enters into forward purchase contracts and commodity futures and options in order to fix commodity prices for future periods. A sensitivity analysis was prepared and based upon the Company's commodity-related derivatives position as of March 9, 2002, an assumed 10% adverse change in commodity prices would not have a material effect on fair values, future earnings or cash flows of the Company.

Interest Rates

The Company manages its exposure to interest rate risk through the use of a combination of floating and fixed rate debt. In addition, from time to time, the Company has entered into interest rate swap agreements to fix rates on variable rate debt instruments. In July 2001, the Company entered into interest rate swap agreements resulting in fixed interest rates on $400,000,000 from 5.74% to 6.81%, with termination dates ranging from July 2002 to July 2004. Based upon a sensitivity analysis at March 9, 2002, an assumed 10% adverse change in interest rates would not have a material impact on fair values, future earnings or cash flows of the Company.

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

     None

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

                                           Interstate Bakeries Corporation
                                       -----------------------------------------
                                                   (Registrant)

DATE: April 17, 2002                   /s/ Charles A. Sullivan
                                       -----------------------------------------
                                       Charles A. Sullivan, Chairman
                                       and Chief Executive Officer

DATE: April 17, 2002                   /s/ Frank W. Coffey
                                       -----------------------------------------
                                       Frank W. Coffey, Senior Vice
                                       President and Chief Financial Officer