Form 10-Q/A
period 2002-03-09
INTERSTATE BAKERIES CORP/DE/
filed 2002-04-19
CIK 829499

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A

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

This amends Item 6(a) of Interstate Bakeries Corporation's Quarterly Report on Form 10-Q for the quarter ended March 9, 2002.

                                    PART II

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits filed with this report:

 EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
 -----------                       ----------------------
    3.1                            Restated Certificate of
                                   Incorporation as amended

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

                                           Interstate Bakeries Corporation
                                       -----------------------------------------
                                                   (Registrant)

DATE: April 19, 2002                   /s/ Charles A. Sullivan
                                       -----------------------------------------
                                       Charles A. Sullivan, Chairman
                                       and Chief Executive Officer

DATE: April 19, 2002                   /s/ Frank W. Coffey
                                       -----------------------------------------
                                       Frank W. Coffey, Senior Vice
                                       President and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.                         DESCRIPTION OF EXHIBIT
-------                       ----------------------
 3.1             Restated Certificate of Incorporation, as amended