Form 10-K
period 2002-06-01
INTERSTATE BAKERIES CORP/DE/
filed 2002-08-23
CIK 829499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 1, 2002
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-11165

INTERSTATE BAKERIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	43-1470322
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12 East Armour Boulevard,
Kansas City, Missouri	64111
(Address of principal executive offices)	(Zip Code)

(816) 502-4000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value per share (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $957,816,378 as of July 31, 2002. For these purposes only, the registrant has assumed that shares of Common Stock, $.01 par value per share, that may be deemed to be beneficially owned by certain members of the board of directors constitute shares held by affiliates of the registrant.

     There were 44,038,430 shares of Common Stock, $.01 par value per share, outstanding as of August 9, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Part and Item of Form 10-K:	Document Incorporated By Reference

Part II, Items 5, 6, 7, 7A and 8	Annual Report*
Part II, Item 5	Proxy Statement**
Part III, Items 10, 11, 12 and 13	Proxy Statement**
Part IV, Item 14	Annual Report*

*	Refers to portions of Registrant’s annual report to security holders with respect to the fiscal year ended June 1, 2002.

**	Refers to portions of Registrant’s definitive proxy statement filed on August 23, 2002.

FORWARD-LOOKING STATEMENTS

     Some information contained in or incorporated by reference into this Annual Report on Form 10-K may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are contained principally in the sections entitled “Business,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The use of any of the words “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “should,” “could,” “would,” “plan,” “intend,” “predict,” “believe,” “potential” and similar expressions are intended to identify uncertainties. The Company believes the expectations reflected in those forward-looking statements are reasonable. However, the Company cannot assure you that these expectations will prove to be correct. Forward-looking statements include statements relating to, among other things: operating and financial benefits from the Company’s portfolio of brands and its distribution system; availability and costs of raw materials, packaging, fuel and power; savings from productivity and product quality improvements, including its extended shelf life program; its cash needs, including capital expenditures, dividends, debt repayment and operating lease commitments; compliance with its credit facility covenants; compliance with government regulations, including environmental and employment regulations; relationships with its employees and the unions that represent them; general economic conditions, including interest rates; and the outcome of legal proceedings to which the Company is or may become a party.

     The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that may impact its business or operations. Many of those factors are beyond the Company’s ability to control or predict. Factors that could cause actual results to differ materially include, but are not limited to, actions of competitors, including pricing policy; the availability and costs of raw materials, fuels and utilities, and the ability to recover these costs in the pricing of products; the availability of capital on acceptable terms; changes in the Company’s business strategies, including its ability to continue to participate in industry consolidation and to integrate successfully businesses it acquires; changes in general economic and business conditions (including in the bread and sweet goods markets); further consolidation in the food retail industry; future product recalls or safety concerns; costs associated with environmental compliance and remediation; increased costs and uncertainties related to periodic renegotiation of union contracts; actions of governmental entities, including regulatory requirements; the outcome of legal proceedings to which the Company is or may become a party and other factors. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K and the Company is not obligated to publicly update or revise these forward-looking statements to reflect future events or developments except as required by law. All subsequent written and oral forward-looking statements attributable to the Company and persons acting on its behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Annual Report on Form 10-K. See “Business — Trends, Risks and Uncertainties.”

PART I

ITEM 1.	BUSINESS

General

     Interstate Bakeries Corporation (the “Company”), a Delaware corporation incorporated in 1987, is the largest baker and distributor of fresh baked bread and sweet goods in the United States. The Company produces, markets, distributes and sells a wide range of breads, rolls, snack cakes, donuts, sweet goods and related products. These products are sold under a number of national brand names, such as “Wonder®,” “Hostess®” and “Home Pride®,” as well as regional brand names, including “Butternut®,” “Dolly Madison®,” “Drake’s®” and “Merita®”. Based on independent, publicly available market data, “Wonder®” white bread and “Home Pride®” wheat bread are the number one and two selling branded breads sold in the United States. “Hostess®” products, including “Twinkies®” and “HoHos®,” are among the leading snack cake products sold in the United States.

     The principal executive offices of the Company are located at 12 East Armour Boulevard, Kansas City, Missouri 64111, and the telephone number is (816)502-4000.

     The Company operates 62 bakeries and approximately 1,375 thrift stores and employs more than 35,000 people. The Company distributes its products in markets representing approximately 90% of the United States population. Its sales force delivers products directly from the Company’s more than 1,100 distribution centers on approximately 9,500 delivery routes to more than 200,000 food outlets and stores.

     The Company or its predecessors have baked and distributed fresh baked bread and sweet goods since 1927. The Company has grown to its present size primarily through acquisitions of other baking businesses. In 1998, the Company acquired the assets of J.J. Nissen Baking Companies, My Bread Baking Co. operation in New Bedford, Massachusetts, and the Drake’s Baking Company and, in conjunction acquired such brand names as “Devil Dogs®,” “Ring Dings®,” “Yodels®” and “Yankee Doodles®”. The Company’s acquisitions throughout the years have allowed it to increase scale, expand its product and brand portfolio and broaden its geographic presence.

Products and Brands

     The Company produces, markets, distributes and sells white breads, variety breads, crusty breads, reduced calorie breads, English muffins, croutons, rolls and buns under a number of well-known national brand names, including “Wonder®,” “Home Pride®,” “Bread du Jour®,” “Mrs. Cubbison’s®” and “Marie Callender’s®” and regional brand names including “Beefsteak®,” “Brown’s Classic®,” “Bunny®,” “Buttermaid®,” “Butternut®,” “Colombo®,” “Cotton’s® Holsum,” “Country Kitchen®,” “Di Carlo®,” “Eddy’s®,” “Emperor Norton®,” “Grandma Emilie’s®,” “Holsum®,” “J.J. Nissen®,” “Merita®,” “Millbrook Farms®,” “Parisian®,” “Sunbeam®,” “Sweetheart®,” “Toscano®” and “Weber’s®”. The Company’s snack cakes, donuts, sweet rolls, snack pies, breakfast pastries, variety cakes, large cakes and shortcakes are also sold under a number of well-known national and regional brand names, including “Hostess®,” “Drake’s®” and “Dolly Madison®”. The Company is also a baker and distributor of “Roman Meal®” breads, including traditional Roman Meal bread, Roman Meal variety breads, Roman Meal light breads, Roman Meal buns, rolls and English muffins and “Sun-maid®” raisin bread. The Company’s various brands are positioned across a wide spectrum of consumer categories and price points.

     The Company believes that its brand trademarks such as “Wonder®,” “Hostess®,” “Home Pride®,” “Butternut®” and “Dolly Madison®” and product trademarks such as “Twinkies®,” “HoHos®” and “Zingers®” are of material importance to its strategy of brand building. The Company takes appropriate action from time to time against third parties to prevent infringement of its trademarks and other intellectual property. The Company also enters into confidentiality agreements from time to time with employees and third parties as necessary to protect formulas and processes used in producing the Company’s products. Some of the Company’s products are sold under brands that it has licensed from others on terms that are generally renewable at the Company’s discretion. These licensed brands include “Cotton’s® Holsum,” “Holsum®,” “Marie Callender’s®,” “Roman Meal®,” “Sunbeam®” and “Sun-Maid®”.

Marketing and Distribution

     The majority of the Company’s bread sales are through national mass merchandisers and supermarkets, while the Company’s sweet goods are sold principally through national mass merchandisers, supermarkets and convenience stores. Sweet goods sales tend to be somewhat seasonal, with a historically weaker winter holiday period, which the Company believes is attributable to altered consumption patterns during the holiday season. Sales of buns, rolls and shortcake products are historically higher in the spring and early summer months. No single customer accounts for more than 10% of the Company’s net sales.

     The Company’s marketing and advertising campaigns are conducted through targeted television and radio advertising, coupons in newspapers and other printed media.

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

     The Company’s fresh bakery products are delivered from the Company’s network of 62 bakeries to its more than 1,100 distribution centers. The products are then delivered primarily to national mass merchandisers, supermarkets and convenience stores by the Company’s sales force on its approximate 9,500 delivery routes. Dated products are picked up by the Company’s sales force and delivered to the Company’s approximate 1,375 thrift stores for retail sale. Thrift store sales represented approximately 12% of the net sales of the Company during the fifty-two week period ended June 1, 2002.

Sources and Availability of Raw Materials

     The ingredients of bread and sweet goods, principally flour, sugar and edible oils, are readily available from numerous sources. The Company is currently using a sole supplier for an ingredient used to produce fresh bread products under its extended shelf life program. The Company does not have a long-term supply contract with this supplier, however, the Company believes this is in its best interest because of rapidly changing technology in this area. The Company has identified alternative sources to produce this ingredient as well as alternative ingredients that it believes could produce the same results for its extended shelf life program. The Company purchases its major commodity requirements through advance purchase contracts, generally not longer than one year in duration, to lock in prices for raw materials. The balance of the Company’s commodity needs are purchased on the spot markets. Through its program of central purchasing of baking ingredients and packaging materials, the Company believes it is able to utilize its national presence to obtain competitive prices. The prices for raw materials are dependent on a number of factors including the weather, crop production, transportation and processing costs, government regulation and policies and worldwide market supply of, and demand for, such commodities. Although commodity prices have been volatile and may continue to be volatile, historically, the Company attempts to recover the majority of its commodity cost increases through increasing prices, switching to a higher-margin revenue mix and obtaining additional operating efficiencies.

Employees

     The Company employs more than 35,000 people. Approximately 80% of the Company’s employees are covered by approximately 590 union contracts. Most of the Company’s unionized workers are members of either the International Brotherhood of Teamsters or the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union. The Company’s union contracts are typically renegotiated once every three to five years. None of the individual collective bargaining agreements is material to the Company’s consolidated operations.

     The Company believes it has good relations with its union and nonunion employees.

Competition

     The Company faces intense competition in all of its markets from large, national bakeries, smaller regional operators, small retail bakeries, supermarket chains with their own bakeries, grocery stores with their own in-store bakery departments or private label products and diversified food companies. Competition is based on product quality, price, brand recognition and loyalty, effective promotional activities, access to retail outlets and sufficient shelf space and the ability to identify and satisfy emerging consumer preferences. Customer service, including responsiveness to delivery needs and maintenance of fully stocked shelves, is also an important competitive factor and is central to the competition for retail shelf space among bread and sweet goods distributors. Sara Lee Corporation, George Weston Limited, Flowers Foods, Inc. and Grupo Bimbo, S.A. are the Company’s largest bread competitors, each marketing bread products under various brand names. George Weston Limited, Grupo Bimbo, S.A., McKee Foods Corporation and Tasty Baking Company are the largest competitors of the Company with respect to sweet goods sales. The Company from time to time experiences price pressure in certain of its markets as a result of competitors’ promotional pricing practices. However, the Company believes that its geographic diversity helps to limit the effect of regionally-based competition.

Governmental Regulation; Environmental Matters

     The Company’s operations are subject to regulation by various federal, state and local government entities and agencies. As a baker of fresh baked bread and sweet goods, the Company’s operations are subject to stringent quality and labeling standards, including the Federal Food and Drug Act. Its bakery operations and delivery fleet are subject to various federal, state and local environmental laws and workplace regulations, including the Occupational Safety and Health Act, the Fair Labor Standards Act, the Clean Air Act and the Clean Water Act. The Company believes that its current legal and environmental compliance programs adequately address such concerns and that it is in substantial compliance with such applicable laws and regulations.

     The Company has underground storage tanks at various locations throughout the United States which are subject to federal and state regulations establishing minimum standards for these tanks and where necessary, remediation of associated contamination. The Company is presently in the process of remediating any contaminated sites. In addition, the Environmental Protection Agency (“EPA”) has made inquiries into the refrigerant handling practices of companies in its industry. One of these companies entered into a negotiated settlement with the EPA and made a substantial settlement payment. The Company has received a request for information from the EPA relating to the Company’s handling of regulated refrigerants, which it uses in equipment in its bakeries for a number of purposes, including to cool the dough during the production process. In January 2002, the EPA offered a partnership program to members of the baking industry pursuant to which individual companies can elect to participate. Because it had previously received a request for information from the EPA, the Company was excluded from the program. The Company believes it should be allowed to participate in, and receive the benefits of, the program, and it plans to pursue this issue with the EPA. The EPA has not assessed any fines relating to its practices to date; however, the EPA may do so in the future. If the EPA were to assess a fine against the Company in connection with its handling of these regulated refrigerants, it would vigorously challenge any such assessment. The Company has also received notices from the EPA, state agencies, and/or private parties seeking contribution, that it has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) arising out of the alleged disposal of hazardous substances at certain disposal sites on properties owned or controlled by others. Because liability under CERCLA may be imposed retroactively without regard to fault, the Company may be required to share in the cleanup cost with respect to four “Superfund” sites. The Company’s ultimate liability in connection with these sites may depend on many factors including the volume and types of materials contributed to the site, the number of other PRPs and their financial viability and the remediation methods and technology to be used.

     While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of the Company’s management, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not be material to the Company’s overall financial position, but could be material to results of operations or cash flows for a particular quarter or annual period.

Trends, Risks and Uncertainties

Competition could adversely impact operating results.

     The baking industry is highly competitive. Some of the Company’s competitors are larger and have greater financial resources than the Company. From time to time, the Company experiences price pressure in certain of its markets as a result of its competitors’ promotional pricing practices. Increased competition could result in reduced sales, margins, profits and market share. See “Business — Competition.”

Increases in prices and shortages of raw materials, fuels and utilities could cause costs to increase.

     The principal raw materials, including flour, sugar and edible oils used to bake the Company’s fresh bread and sweet goods and the paper, films and plastics used to package its products, are subject to substantial price fluctuations. Commodity prices have been volatile and may continue to be volatile. Any substantial increase in the prices of raw materials may have an adverse impact on the Company’s profitability. The Company enters into contracts to be performed in the future, generally with a term of one year or less, to purchase raw materials at fixed prices to protect it against price increases. These contracts could cause the Company to pay higher prices for raw materials than are available in the spot markets. The Company’s bakeries and other facilities also use natural gas, propane and electricity to operate. The Company’s distribution operations use gasoline and diesel fuel to deliver its products. Substantial future increases in prices for, or shortages of, these fuels or electricity could have a material adverse effect on the Company’s operations and financial results. See “Business — Sources and Availability of Raw Materials.”

The unavailability or unsuccessful integration of future acquisitions or difficulties in the construction and startup of new baking facilities could adversely affect growth and profits.

     The Company’s industry is mature, with growth potential constrained by U.S. population growth. The Company has grown primarily by acquiring, then integrating and operating, other baking businesses. These acquisitions have allowed the Company to increase the number of locations where it sells its products, leverage its purchasing power, enhance its brand management capabilities and achieve operating efficiencies. The availability of attractive baking businesses, however, is becoming increasingly limited. In addition, the Company competes for baking businesses with larger companies that may have significantly greater financial resources than it does. The Company may not identify or succeed in acquiring attractive baking businesses in the future or succeed in reducing the costs and increasing the profitability of any business it may acquire. Antitrust laws may also affect the Company’s ability to make acquisitions or the manner in which it operates acquired businesses. The Company’s ability to complete significant acquisitions also depends partly on its ability to raise money in the debt and equity markets to finance these acquisitions. There can be no assurance that it will be able to obtain debt or equity financing on acceptable terms.

     Acquisitions of baking businesses involve numerous other risks, including problems integrating the purchased operations, personnel or products with existing business; unanticipated costs and lower than expected synergistic benefits; diversion of management’s attention from its core business; adverse effects on existing business relationships with suppliers and customers; and potential loss of the Company’s key employees or the key employees of any business it acquires.

     In addition to acquiring other companies, the Company’s strategy includes building new bakeries to improve efficiency and replace less efficient operations. There are a number of uncertainties in the construction of new bakeries, including the timing and cost of construction and unexpected problems and delays during startup, including equipment and supplier problems. These factors may adversely affect product quality, volumes and shipments, negatively impacting operating and financial results.

Economic downturns could cause consumers to shift their food purchases from branded products to lower priced items.

     The willingness of consumers to purchase premium branded food products depends in part on national and local economic conditions. In periods of economic downturns or uncertainty, consumers tend to purchase more private label or other lower priced products. If this were to happen, the Company’s sales volume of higher margin branded products and its profitability could suffer accordingly.

Further consolidation in the food retail industry may adversely impact profitability.

     As supermarket chains continue to consolidate and as mass merchants gain scale, the Company’s larger customers may seek more favorable terms for their purchases of its products, including increased spending on promotional programs. Sales to the Company’s larger customers on terms less favorable than its current terms could have an adverse effect on the Company’s profitability.

Future product recalls or safety concerns could adversely impact business and financial results.

     The Company may be required to recall certain of its products should they be mislabeled, contaminated or damaged. The Company may also become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of its products causes injury, illness or death. A product recall or an adverse result in any such litigation could have a material adverse effect on the Company’s operating and financial results.

     The Company could be adversely affected if consumers in its principal markets lose confidence in the safety and quality of its products. Adverse publicity about the safety and quality of certain food products, like the recent publicity about foods containing genetically modified ingredients, whether or not valid, may discourage consumers from buying the Company’s products or cause production and delivery disruptions.

     A number of the Company’s brand names are owned, and products are produced and sold under these brand names, by third parties outside the United States. Product recalls or adverse publicity about the safety and quality of these products could discourage consumers from buying the Company’s products, which could have a negative effect on its business and financial results.

Inability to anticipate changes in consumer preferences, which may result in decreased demand for products.

     The Company’s success depends in part on its ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences. Consumer preferences change, and the Company’s failure to anticipate, identify or react to these changes could result in reduced demand for its products, which could in turn cause its financial and operating results to suffer.

Terms of collective bargaining agreements and labor disruptions could adversely impact operations.

     The Company’s operations could be adversely affected by its failure to reach agreement with labor unions representing its employees. In fiscal 2000, the Company experienced an eight day work stoppage at five northeastern bakeries, which had an adverse impact on its operations. The Company’s operations also could be adversely affected by terms of collective bargaining agreements that prevent it from competing effectively. See “Business — Employees.”

Government regulation could adversely impact operations.

     The Company’s operations and properties are subject to regulation by federal, state and local government entities and agencies. Future compliance with or violation of such regulations, and future regulation by various federal, state and local government entities and agencies, which could become more stringent, may have a material adverse effect on the Company’s operations and financial results. The Company could also be subject to litigation arising out of government regulations, which could have a material adverse effect on the Company’s operations and financial results. See “Business — Governmental Regulation; Environmental Matters.”

ITEM 2.	PROPERTIES

Bakeries

     The Company owns (unless otherwise noted) and operates bakeries in the following locations:

Wonder	J.J. Nissen/Wonder/Hostess
Anchorage, Alaska	Biddeford, Maine
Pomona, California
Sacramento, California	Butternut
Tampa, Florida	Decatur, Illinois
Hodgkins, Illinois	Peoria, Illinois
Waterloo, Iowa	Grand Rapids, Michigan
Kansas City, Missouri	Boonville, Missouri
Jamaica, New York	Springfield, Missouri
Akron, Ohio	Cincinnati, Ohio
Columbus, Ohio
Defiance, Ohio	Merita
Toledo, Ohio	Birmingham, Alabama
Salt Lake City, Utah	Jacksonville, Florida
Tacoma, Washington	Orlando, Florida
Charlotte, North Carolina
Bagels	Rocky Mount, North Carolina
Milwaukee, Wisconsin	Florence, South Carolina
Knoxville, Tennessee
Hostess
Los Angeles, California	Dolly Madison
Schiller Park, Illinois	Los Angeles, California
Seattle, Washington	Columbus, Georgia
Columbus, Indiana
Wonder/Hostess	Emporia, Kansas
San Francisco, California
Denver, Colorado	Drake’s
Indianapolis, Indiana	Wayne, New Jersey
Davenport, Iowa
St. Louis, Missouri	Millbrook
Buffalo, New York	Glendale, California
Tulsa, Oklahoma	Los Angeles, California
Philadelphia, Pennsylvania	San Diego, California
Memphis, Tennessee
Ogden, Utah	Parisian
San Francisco, California
Cotton’s Holsum
Alexandria, Louisiana	Sunbeam
Monroe, Louisiana	New Bedford, Massachusetts

Mrs. Cubbison’s	Sweetheart
Montebello, California (leased)	Billings, Montana

Holsum	Di Carlo
Miami, Florida	San Pedro, California

Colombo	Eddy’s
Castroville, California (leased)	Boise, Idaho
Oakland, California
Sacramento, California

     In fiscal 2002, the Company purchased a facility near Las Vegas, Nevada, which is being converted to a bakery, and it began work on major upgrades to its existing bakeries in Orlando, Florida, Tulsa, Oklahoma, and Birmingham, Alabama. These projects should be completed during fiscal 2003.

Other Properties

     The Company operates more than 1,100 distribution centers and approximately 1,375 thrift stores which are located throughout the Company’s distribution area. Generally, each thrift store is between 500 and 2,000 square feet in size. Most of the stores are located at the Company’s distribution centers, with the remainder located along the Company’s distribution routes. The majority of the Company’s distribution centers and thrift stores are leased facilities.

ITEM 3.	LEGAL PROCEEDINGS

     On July 17, 2002, the Company was served with a state court complaint now removed and pending in the United States District Court for the Northern District of Illinois, captioned Anael, et al. v. Interstate Brands Corporation and Interstate Bakeries Corporation, Case No. 2C 5192, filed by one employee and one former employee of the Company. This complaint arises, in part, out of the Company’s removal of insulation alleged to have contained asbestos on an out-of-service hot water tank at its Schiller Park, Illinois, bakery in January 1998. The Company has also been a defendant in other civil actions and the subject of governmental investigations arising out of the situation described above. Of the civil actions, those remaining are Anael v. Interstate Brands Corporation, Case No. 00 C 6765, filed October 3, 2000, pending in the United States District Court, Northern District of Illinois; and a class action suit captioned Dennis Gianopolous, et al. v. Interstate Brands Corporation and Interstate Bakeries Corporation, Case No. 98 C 1073, filed February 2, 1998, each pending in the Circuit Court of Cook County, Illinois. These civil actions seek monetary damages, funds for medical monitoring and, in one case, damages under the Racketeer Influenced and Corrupt Organization Act. In addition, related to the same facts, on July 8, 1998, the Des Plaines, Illinois office of the U.S. Department of Labor cited, in Inspection Number 122496300, the Company for alleged violation of the Occupational Safety and Health Act, and also in 1998 the office of the U.S. Attorney for the Northern District of Illinois in a joint investigation with Illinois officials began investigating the possibility of criminal violations of the Clean Air Act by the Company. In none of the foregoing cases has any court or governmental body made any factual finding of liability or violation by the Company of environmental regulations. Based upon the Company’s own investigations and the advice of its expert advisors, the Company believes because, among other reasons, that the insulation was fiberglass, not asbestos, that all of these matters are without merit, and it will continue vigorously to defend this position in each matter.

     The Company is also involved in routine claims and legal actions that arise in the ordinary course of business. The Company’s management intends to vigorously defend these claims and believes that the ultimate disposition of these matters will not have a material adverse effect on its overall financial position but could be material to results of operations or cash flows for a particular quarter or annual period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The section entitled “Common Stock Information” appearing on the inside front cover of the Annual Report is incorporated herein by this reference. Note 2, entitled “Debt”, to the consolidated financial statements appearing on pages 26 and 27 of the Annual Report is also incorporated herein by this reference with regard to limitations on cash dividends and Common Stock repurchases. The section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, specifically the subsection entitled “Cash Resources and Liquidity” appearing on page 18 of the Annual Report is also incorporated herein by this reference with regard to planned Common Stock repurchases and dividend payments on the Common Stock.

     The section entitled “Equity Compensation Plan Information as of June 1, 2002” appearing on page 13 of the Proxy Statement is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA

     The section entitled “Five-Year Summary of Financial Data”, appearing on page 13 of the Annual Report, is incorporated herein by this reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 14 to 18 of the Annual Report is incorporated herein by this reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The section entitled “Quantitative and Qualitative Disclosures About Market Risk” appearing on page 19 of the Annual Report is incorporated herein by this reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and accompanying notes and the Independent Auditors’ Report appearing on pages 20 to 35 of the Annual Report are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

     The information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference to the Company’s definitive proxy statement, filed on August 23, 2002.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of this Report:

1.	Financial Statements

The following financial statements and report included in the Company’s Annual Report are incorporated herein by reference:

Consolidated Balance Sheets at June 1, 2002 and June 2, 2001
For the 52 weeks ended June 1, 2002, the 52 weeks ended June 2, 2001 and the 53 weeks ended June 3, 2000:
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements
Independent Auditors’ Report dated July 26, 2002

2.	Financial Statement Schedule

The following report and schedule are filed herewith as a part hereof:

Independent Auditors’ Report dated July 26, 2002
Schedule for 52 weeks ended June 1, 2002, 52 weeks ended June 2, 2001 and the 53 weeks ended June 3, 2000:
II Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits are listed in the Exhibit Index.

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on April 2, 2002 regarding the agreement by the Company to purchase the Company’s common stock from, and the exercise of registration rights by, an affiliate of Nestlè S.A.

A report on Form 8-K was filed on April 26, 2002 regarding the completion of the purchase by the Company of the Company’s common stock from an affiliate of Nestlè S.A. and an amendment to the Company’s credit facility related to such purchase.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE BAKERIES CORPORATION

Dated: August 19, 2002	By:	/s/ Charles A. Sullivan

Charles A. Sullivan Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Capacities
Name of Signatory	In Which Signing	Date

/s/ Charles A. Sullivan Charles A. Sullivan	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	August 19, 2002

/s/ Frank W. Coffey Frank W. Coffey	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 19, 2002

/s/ Michael J. Anderson Michael J. Anderson	Director	August 19, 2002

/s/ G. Kenneth Baum G. Kenneth Baum	Director	August 19, 2002

/s/ Leo Benatar Leo Benatar	Director	August 19, 2002

/s/ E. Garrett Bewkes, Jr. E. Garrett Bewkes, Jr.	Director	August 19, 2002

/s/ Robert B. Calhoun Robert B. Calhoun	Director	August 19, 2002

/s/ Frank E. Horton Frank E. Horton	Director	August 19, 2002

/s/ James R. Elsesser James R. Elsesser	Director	August 19, 2002

/s/ Richard L. Metrick Richard L. Metrick	Director	August 19, 2002

INDEPENDENT AUDITORS’ REPORT

Interstate Bakeries Corporation

     We have audited the consolidated financial statements of Interstate Bakeries Corporation and its subsidiaries (the “Company”) as of June 1, 2002 and June 2, 2001, and for each of the three fiscal years in the period ended June 1, 2002, and have issued our report thereon dated July 26, 2002; such consolidated financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed on Item 14. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
July 26, 2002

INTERSTATE BAKERIES CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FIFTY-TWO WEEKS ENDED JUNE 1, 2002,
FIFTY-TWO WEEKS ENDED JUNE 2, 2001
AND FIFTY-THREE WEEKS ENDED JUNE 3, 2000
(In Thousands)

	Balance at	Additions charged		Balance at end of
Description	beginning of period	to income	Accounts charged off	period

2002:
Reserve for discounts and allowances on accounts receivable	$3,517	$951	$—	$4,468
Allowance for doubtful accounts	4,069	5,104	4,973	4,200

	$7,586	$6,055	$4,973	$8,668

2001:
Reserve for discounts and allowances on accounts receivable	$3,464	$53	$—	$3,517
Allowance for doubtful accounts	4,638	2,316	2,885	4,069

	$8,102	$2,369	$2,885	$7,586

2000:
Reserve for discounts and allowances on accounts receivable	$4,538	$(1,074)	$—	$3,464
Allowance for doubtful accounts	4,240	2,665	2,267	4,638

	$8,778	$1,591	$2,267	$8,102

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 9, 2002, filed on April 19, 2002).

3.2	Restated Bylaws of Interstate Bakeries Corporation.*

4.1	Preferred Stock Purchase Rights Agreement effective as of May 8, 2000 (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 16, 2000).

10.1	Employment Agreement, dated as of March 1, 1989, by and among Interstate Bakeries Corporation, Interstate Brands Corporation and Charles A. Sullivan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Interstate Bakeries Corporation, File No. 33-40830) and Restated Memorandum of Agreement dated as of July 22, 1992 by and among Interstate Bakeries Corporation, Interstate Brands Corporation and Charles A. Sullivan (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 20, 1992).

10.2	Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent, dated as of April 25, 2002 (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed May 8, 2002).

10.3	Guarantee and Collateral Agreement made by Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and certain of their Subsidiaries, in favor of The Chase Manhattan Bank, as Administrative Agent, dated as of July 19, 2001 (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 24, 2001).

10.4	Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Proxy Statement relating to the 1996 Annual Meeting of Stockholders of Interstate Bakeries Corporation).

10.5	Interstate Bakeries Corporation Incentive Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002).

10.6	Interstate Bakeries Corporation 1993 Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002).

Exhibit
Number	Description

10.7	Interstate Bakeries Corporation Supplemental Executive Retirement Plan.*

10.8	Interstate Bakeries Corporation Rabbi Trust Agreement.*

10.9	Form of Award Notice and Non-Qualified Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan.*

10.10	Form of Award Notice and Incentive Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan.*

13.1	Inside front cover and pages 13 to 35 of the Interstate Bakeries Corporation Annual Report to security holders for the year ended June 1, 2002. (Those portions of the Annual Report to security holders not listed here shall not be deemed to be filed as a part of this Report.)*

21.1	Subsidiaries of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 20, 1999).

99.1	Certification of Charles A. Sullivan pursuant to 18 U.S.C. Section 1350.*

99.2	Certification of Frank W. Coffey pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith