Form 10-Q
period 2002-08-24
INTERSTATE BAKERIES CORP/DE/
filed 2002-09-30
CIK 829499

Use these links to rapidly review the document
CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 24, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

For the Quarter Ended August 24, 2002                        Commission File Number 1-11165

INTERSTATE BAKERIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1470322 (I.R.S. Employer Identification No.)
12 East Armour Boulevard, Kansas City, Missouri (Address of principal executive offices)	64111 (Zip Code)

(Registrant's telephone number, including area code) (816) 502-4000

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

Yes ☒                                                         No ☐

        There were 44,198,114 shares of common stock, $.01 par value per share, outstanding on September 26, 2002.

INTERSTATE BAKERIES CORPORATION

FORM 10-Q

QUARTER ENDED AUGUST 24, 2002

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 24, 2002	June 1, 2002
	(In thousands)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $4,393,000 ($4,200,000 at June 1)	$196,076	$197,083
Inventories	82,320	80,139
Other current assets	67,439	67,610

Total current assets	345,835	344,832

Property and equipment:
Land and buildings	437,678	426,322
Machinery and equipment	1,058,371	1,051,861

	1,496,049	1,478,183
Less accumulated depreciation	(653,319)	(633,178)

Net property and equipment	842,730	845,005

Goodwill	215,346	215,346
Intangibles	188,770	189,059
Other assets	8,300	8,700

	$1,600,981	$1,602,942

Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt payable within one year	$39,750	$39,500
Accounts payable	104,172	126,348
Accrued expenses	245,145	220,541

Total current liabilities	389,067	386,389

Long-term debt	545,500	581,438
Other liabilities	194,003	186,746
Deferred income taxes	145,424	147,139

Total long-term liabilities	884,927	915,323

Stockholders' equity:
Preferred stock, par value $.01 per share; authorized—1,000,000 shares; issued—none	—	—
Common stock, par value $.01 per share; authorized—120,000,000 shares; issued 80,972,000 shares (80,684,000 at June 1)	810	807
Additional paid-in capital	572,986	568,315
Retained earnings	452,469	428,434
Treasury stock, at cost—36,864,000 shares (36,858,000 at June 1)	(691,530)	(691,369)
Accumulated other comprehensive loss	(7,748)	(4,957)

Total stockholders' equity	326,987	301,230

	$1,600,981	$1,602,942

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Twelve Weeks Ended
	August 24, 2002	August 25, 2001
	(In thousands, except per share data)
Net sales	$839,159	$825,227

Cost of products sold	399,456	387,743
Selling, delivery and administrative expenses	366,712	364,241
Other charges	—	25,700
Depreciation and amortization	21,500	22,291

	787,668	799,975

Operating income	51,491	25,252

Other income	(37)	(164)
Interest expense	8,531	9,913

	8,494	9,749

Income before income taxes	42,997	15,503
Provision for income taxes	15,866	5,705

Net income	$27,131	$9,798

Earnings per share:
Basic	$.61	$.19

Diluted	$.60	$.19

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twelve Weeks Ended
	August 24, 2002	August 25, 2001
	(In thousands)
Cash flows from operating activities:
Net income	$27,131	$9,798
Depreciation and amortization	21,500	22,291
Other	2,298	10,625
Change in operating assets and liabilities:
Accounts receivable	1,007	4,607
Inventories	(2,181)	(4,193)
Other current assets	171	945
Accounts payable and accrued expenses	1,858	45,607

Cash from operating activities	51,784	89,680

Cash flows from investing activities:
Additions to property and equipment	(19,756)	(16,711)
Sale of assets	2,384	475
Other	(49)	(180)

Cash from investing activities	(17,421)	(16,416)

Cash flows from financing activities:
Addition to long-term debt	—	555,000
Reduction of long-term debt	(35,688)	(620,000)
Common stock dividends paid	(3,096)	(3,526)
Stock option exercise proceeds	4,674	1,356
Acquisition of treasury stock	(161)	(104)
Debt fees incurred	(92)	(5,990)

Cash from financing activities	(34,363)	(73,264)

Change in cash and cash equivalents	—	—
Cash and cash equivalents:
Beginning of period	—	—

End of period	$—	$—

Cash payments made:
Interest	$9,860	$5,523
Income taxes	7,740	2,430

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Accounting Policies and Basis of Presentation

        The accompanying unaudited consolidated financial statements should be read in conjunction with our fiscal 2002 consolidated financial statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 23, 2002. Any references, unless otherwise noted, to "us", "we" and "our" refer to Interstate Bakeries Corporation and its subsidiaries, taken as a whole.

        These consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

        Certain reclassifications have been made to our fiscal 2002 consolidated financial statements to conform to the fiscal 2003 presentation.

2.    Inventories

        The components of inventories are as follows:

	August 24, 2002	June 1, 2002
	(In thousands)
Ingredients and packaging	$50,210	$51,444
Finished goods	27,112	23,595
Other	4,998	5,100

	$82,320	$80,139

3.    Income Taxes

        The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Twelve Weeks Ended
	August 24, 2002	August 25, 2001
Statutory federal tax	35.0%	35.0%
State income tax	2.7	2.0
Other	(.8)	(.2)

	36.9%	36.8%

4.    Earnings Per Share

        Following is a reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Twelve Weeks Ended
	August 24, 2002	August 25, 2001
	(In thousands)
Basic weighted average common shares outstanding	44,199	50,598
Effect of dilutive stock compensation	1,292	853

Dilutive weighted average common shares outstanding	45,491	51,451

5.    Other Charges

        During the first quarter of fiscal 2002, we incurred other charges of $25,700,000, representing costs related to the closure of our Detroit bakery, as well as settlement of an employment discrimination lawsuit.

6.    Derivative Instruments

        We use derivative instruments, principally commodity derivatives and interest rate swap agreements, to manage certain commodity price and interest rate risk. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.

        We utilize commodity hedging derivatives, generally futures and options on wheat, corn and soybean oil, to reduce our exposure to commodity price movements for future raw material needs. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed one year.

        We generally apply hedge accounting as allowed by Statement of Financial Accounting Standards, or SFAS, No. 133. However, we from time to time enter into derivatives which economically hedge certain of our risks even though the criteria for hedge accounting are not met. When such criteria are not met, any impact on earnings for these hedges is recorded in the consolidated statement of income, generally on the same line item as the gain or loss on the item being hedged.

        We enter into interest rate swap agreements with major banks and institutional lenders to manage the interest rate risk associated with our variable rate debt. During the first quarter of fiscal 2003, we amended interest rate swap agreements with a notional amount of $170,000,000, extending the terms by one year and reducing the fixed interest rates. Neither party was required to make a cash payment to effect these amendments. At the date of the amendments, these instruments had a loss, net of income taxes, of $2,817,000 accumulated in other comprehensive income (loss), or OCI, which will be reclassed into interest expense over the remaining term of the original hedged period. This reclassification will be offset by the change in fair value of the new swap agreements over the term of these agreements. The amended swap agreements have been redesignated as cash flow hedges of variable rate debt.

        Considering these amendments, our current interest rate swaps fix interest rates on $440,000,000 from 4.22% to 6.91% with termination dates ranging from April to August 2004. These swap agreements generally qualify for cash flow hedge accounting as defined by SFAS No. 133 with changes in fair value of the swap agreements recorded to OCI on a quarterly basis.

        At August 24, 2002, we had accumulated losses of $7,748,000, net of income taxes and amounts reclassified to earnings, related to interest rate swaps and recorded to OCI, with offsetting entries to accrued expenses and other liabilities. During the first quarter of fiscal 2003, the changes to OCI related to hedging activities were as follows:

(In thousands)
Accumulated OCI at June 1, 2002, net of income taxes of $2,974,000	$(4,957)
Losses on interest rate swaps reclassified to interest expense	1,501
Commodity derivative losses reclassified to cost of products sold	178
Change in fair value of cash flow hedges	(4,470)

Accumulated OCI at August 24, 2002, net of income taxes of $4,688,000	$(7,748)

        Of these losses recorded in OCI at August 24, 2002, approximately $5,294,000, net of income taxes, is expected to be reclassified to earnings during the next 12 months.

        At August 24, 2002, we also had accumulated gains on commodity derivatives of $585,000, net of income taxes, that were recorded to cost of products sold with an offsetting entry to other current assets.

7.    Goodwill and Other Intangibles

        Included on our consolidated balance sheets as of August 24, 2002 and June 1, 2002 were the following acquired intangible assets:

	August 24, 2002		June 1, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$215,346	$—	$215,346	$—

Intangibles with indefinite lives (generally trademarks and trade names)	$176,044	$—	$176,044	$—

Intangibles with finite lives	$19,860	$(7,134)	$19,812	$(6,797)

        Intangible amortization expense for the first quarter of fiscal 2003 was $337,000. Estimated intangible amortization for fiscal 2003 through fiscal 2007 is estimated at $1,100,000 to $1,500,000 per year.

8.    Newly Adopted Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement, which supersedes SFAS No. 121 and was adopted by us on a prospective basis in fiscal 2003, provides revised guidance regarding the recognition and measurement of impairment losses related to certain long-lived assets and discontinued operations. The adoption of this statement had no impact on our financial position or net income.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In so doing, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, unless the criteria in Accounting Principles Board Opinion No. 30 are met. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions and amends other existing authoritative pronouncements to make various technical corrections. The provisions of SFAS No. 145 related to the amendment of SFAS No. 13 were effective for us for transactions occurring after May 15, 2002, while all other provisions of SFAS No. 145 were adopted by us effective with the beginning of fiscal 2003 on June 2, 2002. The adoption of the provisions of this statement had no impact on our financial position or net income.

9.    Recently Issued Accounting Pronouncements Not Yet Adopted

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires that the fair value of a liability for an asset retirement obligation be recognized when it is incurred. The related asset retirement costs are capitalized as part of the long-lived asset's carrying value. SFAS No. 143 will be effective for us during fiscal 2004. We are currently assessing the impact which the adoption of this statement will have on our consolidated financial statements, but we do not expect the impact to be material.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for us for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact of adoption of this statement on our consolidated financial statements.

INTERSTATE BAKERIES CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our significant accounting policies are discussed in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 1, 2002. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. These estimates and assumptions are evaluated on an on-going basis and are based upon many factors including historical experience, consultation with outside professionals, such as actuaries, and management's judgment. Actual results could differ from any estimates made and results could be materially different if different assumptions or conditions were to prevail.

        Our critical accounting policies and estimates, involving those areas of financial statement preparation which are most important to the portrayal of our financial condition and results and which require management's most difficult, subjective and complex judgments, are discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the fiscal year ended June 1, 2002. Readers are encouraged to review these critical accounting policies and estimates in conjunction with the review of this accompanying Form 10-Q for the quarter ended August 24, 2002.

RESULTS OF OPERATIONS

        Extended shelf life program.    Our extended shelf life program is discussed more fully in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the fiscal year ended June 1, 2002 and readers are encouraged to review that information in conjunction with this discussion of results of operations.

        Net sales.    Net sales for the first quarter of fiscal year 2003, the twelve weeks ended August 24, 2002, were $839,159,000, an increase of $13,932,000, or 1.7%, from net sales of $825,227,000 in the first quarter of fiscal 2002. This improvement reflects unit volume gains, with a year-over-year unit increase of approximately 2.0%, and stable selling prices.

        Gross profit.    Gross profit for the first quarter of fiscal 2003 was $439,703,000, or 52.4%, of net sales, while fiscal 2002's gross profit was $437,484,000, or 53.0%, of net sales. Our fiscal 2003 gross profit margin was negatively impacted by higher ingredient costs, including cocoa, sweeteners and the ingredient costs associated with producing our extended shelf life products, as well as higher employee costs for health care and pension benefits.

        Selling delivery and administrative expenses.    Selling, delivery and administrative expenses were $366,712,000, or 43.7% of net sales, for the first quarter of fiscal 2003, compared to $364,241,000, or 44.1% of net sales in the prior year. The improvement as a percentage of net sales in fiscal 2003 reflects the favorable impact of a reduced number of delivery routes resulting from our extended shelf life program. This favorable impact was partially offset by higher costs for employee health care and pension benefits.

        Other charges.    Other charges of $25,700,000 in fiscal 2002 relate to the closure of our Detroit bakery and the settlement of employment discrimination litigation related to our San Francisco bakery.

        Operating income.    Based upon the above factors, operating income for the first quarter of fiscal 2003 was $51,491,000, or 6.1% of net sales, an improvement from prior year operating income of $25,252,000, or 3.1% of net sales. Fiscal 2002's operating income before other charges was $50,952,000, or 6.2% of net sales.

        Interest expense.    Interest expense for the first quarter of fiscal 2003 was $8,531,000, down $1,382,000 from interest expense in fiscal 2002 of $9,913,000. Fiscal 2002 included debt fee amortization related to our previous debt which, along with somewhat lower interest rates, was the principal reason for the lower interest expense in fiscal 2003. Higher borrowing levels in fiscal 2003, resulting from a $158,000,000 repurchase of common stock during the fourth quarter of fiscal 2002, partially offset these favorable factors.

        Income tax expense.    The effective income tax rates were 36.9% and 36.8% for fiscal 2003 and 2002, respectively.

        Net income.    Net income for the first quarter of fiscal 2003 amounted to $27,131,000, or $.60 per diluted share, compared to $9,798,000, or $.19 per diluted share, for fiscal 2002. The fiscal 2002 results included the other charges detailed above which reduced earnings per diluted share by $.31.

CAPITAL RESOURCES AND LIQUIDITY

        Cash from operating activities for the twelve weeks ended August 24, 2002 was $51,784,000, down $37,896,000 from cash generated in fiscal 2002 of $89,680,000. This decrease was attributable to working capital variances, principally related to the timing of payments on accounts payable and accrued expenses. Cash from operating activities, along with proceeds from stock option exercises, was used to fund net capital expenditures of $17,372,000, pay common stock dividends of $3,096,000 and reduce debt outstanding by $35,688,000.

        Our planned cash needs for fiscal 2003 include approximately $212,757,000, consisting of $39,500,000 of required debt repayments, $71,057,000 of obligations under operating leases, $12,200,000 of common stock dividends and $90,000,000 of capital expenditures, including funds needed to establish a new bakery near Las Vegas, Nevada. We believe cash from ongoing operations, along with our borrowing capacity under our credit facilities, will be sufficient to fund our currently anticipated cash needs through fiscal 2003. We may incur additional expenditures for acquisitions if opportunities become available. In addition, we may purchase shares under our stock repurchase program. We may fund acquisitions through the issuance of our common stock or through additional sources of financing. If we are not able to fund stock repurchases through cash flow from operations, we may seek additional sources of financing. In either case, additional sources of financing may not be available when needed or may not be available on acceptable terms.

        We amended and extended some of our interest rate swap agreements during the first quarter of fiscal 2003. Our interest rate swap agreements currently fix interest rates on $440,000,000 from 4.22% to 6.91% with termination dates ranging from April to August 2004.

        We have seen commodity costs for some of our principal raw materials, primarily flour, sweeteners and cocoa, rise sharply over the past several months and based upon current market conditions, we cannot be assured that these costs will return to more historically normal levels in the near future. We currently have flour coverage, our largest ingredient outlay, into the fourth quarter of fiscal 2003 and we have historically attempted to offset cost increases with selling price increases and operational efficiencies. However, if we experience substantial cost increases for these items and we are not successful in offsetting these increases with pricing and efficiencies, such cost increases could have a material adverse effect on our financial results.

        The following is a summary of certain of our contractual obligations as of August 24, 2002 and the anticipated impact these obligations will have on future cash flows:

Payments Due By Fiscal Year Under Certain Contractual Obligations
Fiscal Year	Total	Revolving Credit Line (a)	Long Term Debt (a)	Operating Leases	Unconditional Purchase Obligations (b)
(In thousands)
2003	$318,930	$—	$29,812	$52,695	$236,423
2004	146,156	—	53,813	56,094	36,249
2005	99,575	—	58,500	41,075	—
2006	184,342	—	156,937	27,405	—
2007	249,182	24,000	208,500	16,682	—
Thereafter	75,610	—	53,688	21,922	—

Total	$1,073,795	$24,000	$561,250	$215,873	$272,672

(a)
Borrowings under our senior secured credit facilities are secured by all of our accounts receivable and a majority of our owned real property, intellectual property and equipment. The revolving credit line has a total capacity of $300,000,000 and allows up to $150,000,000 for letters of credit. We had borrowings outstanding of $24,000,000 under the revolving credit line and $115,992,000 in letters of credit outstanding as of August 24, 2002.

(b)
The unconditional purchase obligations represent advance purchase contracts for ingredients and packaging to assure supplies and limit price risks. A portion of these obligations relates to flour coverage, our largest ingredient outlay.

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

        In October 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement, which supersedes SFAS No. 121 and was adopted by us on a prospective basis at the beginning of fiscal 2003, provides revised guidance regarding the recognition and measurement of impairment losses related to certain long-lived assets and discontinued operations. The adoption of this statement had no impact on our financial position or net income.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In so doing, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, unless the criteria in Accounting Principles Board Opinion No. 30 are met. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions and amends other existing authoritative pronouncements to make various technical corrections. The provisions of SFAS No. 145 related to the amendment of SFAS No. 13 were effective for us for transactions occurring after May 15, 2002, while all other provisions of SFAS No. 145 were adopted by us effective with the beginning of fiscal 2003. The adoption of the provisions of this statement had no impact on our financial position or net income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires that the fair value of a liability for an asset retirement obligation be recognized when it is incurred. The related asset retirement costs are capitalized as part of the long-lived asset's carrying value. SFAS No. 143 will be effective for us during fiscal 2004. We are currently assessing the impact which the adoption of this statement will have on our consolidated financial statements, but we do not expect the impact to be material.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for us for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact of adoption of this statement on our consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks relative to commodity price fluctuations and interest rate changes. We actively manage these risks through the use of forward purchase contracts and derivative financial instruments. As a matter of policy, we use derivative financial instruments only for hedging purposes, and the use of derivatives for trading and speculative purposes is prohibited.

        Commodity Prices.    Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation.

        To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix commodity prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivatives position as of August 24, 2002, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.

        Interest Rates.    We enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. Our current interest rate swap agreements fix interest rates on $440,000,000 from 4.22% to 6.91% with termination dates ranging from April to August 2004. Based upon a sensitivity analysis at August 24, 2002, an assumed 10% adverse change in interest rates would not have a material impact on fair values, future earnings or cash flows.

FORWARD-LOOKING STATEMENTS

        Some information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are contained principally in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The use of any of the words "anticipate," "continue," "estimate," "expect," "may," "will," "project," "should," "could," "would," "plan," "intend," "predict," "believe," "potential" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. Forward-looking statements include statements relating to, among other things: operating and financial benefits from our portfolio of brands and our distribution system; availability and costs of raw materials, packaging, fuel and power; savings from productivity and product quality improvements, including our extended shelf life program; our cash needs, including capital expenditures, dividends, debt repayment and operating lease commitments; compliance with our credit facility covenants; compliance with government regulations, including environmental and employment regulations; relationships with our employees and the unions that represent them; general economic conditions, including interest rates; and the outcome of legal proceedings to which we are or may become a party.

        Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that may impact our business or operations. Many of those factors are beyond our ability to control or predict. Factors that could cause actual results to differ materially include, but are not limited to, actions of competitors, including pricing policy; the availability and costs of raw materials, fuels and utilities, and the ability to recover these costs in the pricing of products; the availability of capital on acceptable terms; changes in our business strategies, including our ability to continue to participate in industry consolidation and to integrate successfully businesses we acquire; changes in general economic and business conditions (including in the bread and sweet goods markets); further consolidation in the food retail industry; future product recalls or safety concerns; costs associated with environmental compliance and remediation; increased costs and uncertainties related to periodic renegotiation of union contracts; actions of governmental entities, including regulatory requirements; the outcome of legal proceedings to which we are or may become a party and other factors. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q and we are not obligated to publicly update or revise these forward-looking statements to reflect future events or developments except as required by law. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q. We have provided additional information in our Annual Report on Form 10-K for our fiscal year ended June 1, 2002, filed with the Securities and Exchange Commission, which readers are encouraged to review, concerning other factors that could cause actual results to differ materially from those indicated in the forward-looking statements.

PART II

ITEM 6—Exhibits and Reports on Form 8-K

  a)
  Exhibits filed with this report:

    None

  b)
  Reports on Form 8-K

    A report on Form 8-K was filed on August 23, 2002, submitting to the Securities and Exchange Commission sworn statements dated August 23, 2002 of our principal executive officer and principal financial officer pursuant to its Order No. 4-460.

    A report on Form 8-K was filed on September 5, 2002 regarding the selection of James R. Elsesser as our new Chief Executive Officer effective October 1, 2002. He replaces Charles A. Sullivan who is retiring but will remain as our Chairman of the Board.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Bakeries Corporation (Registrant)
DATE: September 30, 2002	/s/ CHARLES A. SULLIVAN Charles A. Sullivan, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
DATE: September 30, 2002	/s/ FRANK W. COFFEY Frank W. Coffey, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Charles A. Sullivan, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Interstate Bakeries Corporation;

2.
based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 30, 2002

/s/ CHARLES A. SULLIVAN Charles A. Sullivan Chairman of the Board and Chief Executive Officer

I, Frank W. Coffey, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Interstate Bakeries Corporation;

2.
based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 30, 2002

/s/ FRANK W. COFFEY Frank W. Coffey Senior Vice President and Chief Financial Officer