Form 10-Q
period 2002-11-16
INTERSTATE BAKERIES CORP/DE/
filed 2002-12-20
CIK 829499

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 16, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

For the Quarter Ended November 16, 2002	Commission File Number 1-11165

INTERSTATE BAKERIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1470322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12 East Armour Boulevard, Kansas City, Missouri	64111
(Address of principal executive offices)	(Zip Code)
(Registrant's telephone number, including area code) (816) 502-4000
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 44,755,199 shares of common stock, $.01 par value per share, outstanding on December 13, 2002.

INTERSTATE BAKERIES CORPORATION

FORM 10-Q

QUARTER ENDED NOVEMBER 16, 2002

CONTENTS

Description	Page
PART I—FINANCIAL INFORMATION (UNAUDITED)
Consolidated Balance Sheets	1
Consolidated Statements of Income	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4-8
Management's Discussion and Analysis of Financial Condition and Results of Operations	9-12
Quantitative and Qualitative Disclosures About Market Risk	13
Controls and Procedures	13
Forward-Looking Statements	13-14
PART II—OTHER INFORMATION
Submission of Matters to a Vote of Security Holders	15
Exhibits and Reports on Form 8-K	15
Signatures	16
Certifications	17-18

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 16, 2002	June 1, 2002
	(In thousands)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $4,269,000 ($4,200,000 at June 1)	$195,200	$197,083
Inventories	87,824	80,139
Other current assets	71,137	67,610

Total current assets	354,161	344,832

Property and equipment:
Land and buildings	441,545	426,322
Machinery and equipment	1,084,761	1,051,861

	1,526,306	1,478,183
Less accumulated depreciation	(668,544)	(633,178)

Net property and equipment	857,762	845,005

Goodwill	215,346	215,346
Intangibles	188,757	189,059
Other assets	7,871	8,700

	$1,623,897	$1,602,942

Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt payable within one year	$46,608	$39,500
Accounts payable	110,627	126,348
Accrued expenses	242,202	220,541

Total current liabilities	399,437	386,389

Long-term debt	542,466	581,438
Other liabilities	186,077	186,746
Deferred income taxes	146,129	147,139

Total long-term liabilities	874,672	915,323

Stockholders' equity:
Preferred stock, par value $.01 per share; authorized—1,000,000 shares; issued—none	—	—
Common stock, par value $.01 per share; authorized—120,000,000 shares; issued—81,579,000 shares (80,684,000 at June 1)	816	807
Additional paid-in capital	587,298	568,315
Retained earnings	460,989	428,434
Treasury stock, at cost—36,864,000 shares (36,858,000 at June 1)	(691,540)	(691,369)
Accumulated other comprehensive loss	(7,775)	(4,957)

Total stockholders' equity	349,788	301,230

	$1,623,897	$1,602,942

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 16, 2002	November 17, 2001	November 16, 2002	November 17, 2001
	(In thousands, except per share data)
Net sales	$823,213	$826,072	$1,662,187	$1,651,114

Cost of products sold	398,993	394,158	798,449	781,901
Selling, delivery and administrative expenses	368,871	368,278	735,583	732,519
Other charges	5,041	—	5,041	25,700
Depreciation and amortization	22,408	21,996	43,723	44,102

	795,313	784,432	1,582,796	1,584,222

Operating income	27,900	41,640	79,391	66,892

Other income	(9)	(86)	(46)	(250)
Interest expense	9,469	8,104	18,000	18,017

	9,460	8,018	17,954	17,767

Income before income taxes	18,440	33,622	61,437	49,125
Provision for income taxes	6,804	12,373	22,670	18,078

Net income	$11,636	$21,249	$38,767	$31,047

Earnings per share:
Basic	$.26	$.42	$.87	$.61

Diluted	$.26	$.41	$.85	$.60

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Four Weeks Ended
	November 16, 2002	November 17, 2001
	(In thousands)
Cash flows from operating activities:
Net income	$38,767	$31,047
Depreciation and amortization	43,723	44,102
Other	3,179	6,990
Change in operating assets and liabilities:
Accounts receivable	1,883	(9,088)
Inventories	(7,685)	(5,568)
Other current assets	(3,527)	(7,507)
Accounts payable and accrued expenses	5,423	45,048

Cash from operating activities	81,763	105,024

Cash flows from investing activities:
Additions to property and equipment	(46,977)	(33,754)
Sale of assets	2,976	891
Other	(366)	(354)

Cash from investing activities	(44,367)	(33,217)

Cash flows from financing activities:
Addition to long-term debt	—	555,000
Reduction of long-term debt	(43,552)	(616,687)
Common stock dividends paid	(6,212)	(7,067)
Stock option exercise proceeds	12,642	4,081
Acquisition of treasury stock	(171)	(171)
Debt fees incurred	(103)	(6,963)

Cash from financing activities	(37,396)	(71,807)

Change in cash and cash equivalents	—	—
Cash and cash equivalents:
Beginning of period	—	—

End of period	$—	$—

Cash payments made:
Interest	$18,098	$14,206
Income taxes	24,497	27,270
Non-cash activities excluded above:
Accrued deferred share award liability settled through equity issuance	$7,071	$—
Equipment purchases financed with capital lease obligations	11,688	—

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

        These consolidated financial statements include all adjustments, consisting only of normal recurring accruals (except for the accruals for other charges discussed in Note 5), which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

        Certain reclassifications have been made to our fiscal 2002 consolidated financial statements to conform to the fiscal 2003 presentation.

2.    Inventories

        The components of inventories are as follows:

	November 16, 2002	June 1, 2002
	(In thousands)
Ingredients and packaging	$54,692	$51,444
Finished goods	27,970	23,595
Other	5,162	5,100

	$87,824	$80,139

3.    Income Taxes

        The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Twenty-Four Weeks Ended
	November 16, 2002	November 17, 2001
Statutory federal tax	35.0%	35.0%
State income tax	2.7	2.0
Other	(.8)	(.2)

	36.9%	36.8%

4.    Earnings Per Share

        Following is a reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 16, 2002	November 17, 2001	November 16, 2002	November 17, 2001
		(In thousands)
Basic weighted average common shares outstanding	44,549	50,745	44,374	50,671
Effect of dilutive stock compensation	1,046	1,288	1,173	1,081

Dilutive weighted average common shares outstanding	45,595	52,033	45,547	51,752

        Diluted weighted average common shares outstanding exclude options on common stock and deferred shares awarded of 4,772,000 and 2,918,000 for the second quarter of fiscal 2003 and 2002, respectively, and 4,315,000 and 3,840,000 on a year-to-date basis for fiscal 2003 and 2002, respectively, because their effect would have been antidilutive.

5.    Other Charges

        During the second quarter of fiscal 2003, we incurred other charges of $5,041,000 related to liabilities incurred in conjunction with the announced closing of our Tampa, Florida, bakery and an October 1, 2002 common stock award to a retiring executive.

        During the first quarter of fiscal 2002, we incurred other charges of $25,700,000, representing costs related to the closure of our Detroit bakery, as well as settlement of an employment discrimination lawsuit.

6.    Derivative Instruments

        We use derivative instruments, principally commodity derivatives and interest rate swap agreements, to manage certain commodity price and interest rate risks. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.

        We utilize commodity hedging derivatives, generally futures and options on wheat, corn and soybean oil, to reduce our exposure to commodity price movements for future ingredient needs. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed one year.

        We generally apply hedge accounting as allowed by Statement of Financial Accounting Standards, or SFAS, No. 133. However, we from time to time enter into derivatives which economically hedge certain of our risks even though the criteria for hedge accounting are not met. When such criteria are not met, any impact on earnings for these hedges is recorded in the consolidated statements of income, generally on the same line item as the gain or loss on the item being hedged.

        We enter into interest rate swap agreements with major banks and institutional lenders to manage the interest rate risk associated with our variable rate debt. During the first quarter of fiscal 2003, we amended interest rate swap agreements with a notional amount of $170,000,000, extending the terms by one year and reducing the fixed interest rates. Neither party was required to make a cash payment to effect these amendments. At the date of the amendments, these instruments had a loss, net of income taxes, of $2,817,000 accumulated in other comprehensive income(loss), or OCI, which will be reclassified into interest expense over the remaining term of the original hedged period. This reclassification will be offset by the change in fair value of the new swap agreements over the term of these agreements. The net-of-tax amount reclassified into interest expense related to this item for the second quarter of fiscal 2003 was $793,000. The amended swap agreements have been redesignated as cash flow hedges of variable rate debt.

        Considering these amendments, our current interest rate swaps fix interest rates on $440,000,000 for 4.22% to 6.91% with termination dates ranging from April to August 2004. These swap agreements generally qualify for cash flow hedge accounting as defined by SFAS No. 133 with changes in fair value of the swap agreements recorded to OCI on a quarterly basis.

        At November 16, 2002, we had accumulated losses of $7,775,000, net of income taxes and amounts reclassified to earnings, related to interest rate swaps and recorded to OCI, with offsetting entries to accrued expenses and other liabilities. The changes to OCI related to hedging activities for the second quarter and the year-to-date periods of fiscal 2003 were as follows:

	Twelve Weeks Ended November 16, 2002	Twenty-Four Weeks Ended November 16, 2002
	(In thousands)
Accumulated OCI at June 1, 2002, net of income taxes of $2,974,000	$—	$(4,957)
Accumulated OCI at August 24, 2002, net of income taxes of $4,688,000	(7,748)	—
Losses on interest rate swaps reclassified to interest expense	2,098	3,599
Commodity derivative losses reclassified to cost of products sold	—	178
Change in fair value of cash flow hedges	(2,125)	(6,595)

Accumulated OCI at November 16, 2002, net of income taxes of $4,705,000	$(7,775)	$(7,775)

        The only item which is currently reflected in OCI is the effect of accounting for these derivative instruments. Comprehensive income for the second quarter of fiscal 2003 and 2002 was $11,609,000 and $14,343,000, respectively, while year-to-date comprehensive income was $35,949,000 and $22,034,000 for fiscal 2003 and 2002, respectively.

        Of these losses recorded in OCI at November 16, 2002, approximately $5,901,000, net of income taxes, is expected to be reclassified to earnings during the next 12 months.

        At November 16, 2002, we also had accumulated losses on commodity derivatives of $539,000, net of income taxes, that were recorded to cost of products sold with an offsetting entry to accrued expenses.

7.    Goodwill and Other Intangibles

        Included on our consolidated balance sheets as of November 16, 2002 and June 1, 2002 were the following acquired intangible assets:

	November 16, 2002		June 1, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$215,346	$—	$215,346	$—

Intangibles with indefinite lives (generally trademarks and trade names)	$176,409	$—	$176,044	$—

Intangibles with finite lives	$19,812	$(7,464)	$19,812	$(6,797)

        Intangible amortization for the second quarter of fiscal 2003 and 2002 was $330,000 and $364,000, respectively, while year-to-date intangible amortization for fiscal 2003 and 2002 was $667,000 and $732,000, respectively. Of these amounts, $184,000 for the second quarter and $369,000 year-to-date in both fiscal 2003 and 2002 were recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of income. Intangible amortization for fiscal 2003 through fiscal 2007 is estimated at $1,100,000 to $1,500,000 per year, of which approximately $800,000 per year will be recorded as a reduction of net sales.

8.    Capital Lease Obligations

        During the second quarter of fiscal 2003, we recorded capital lease obligations of $11,688,000 incurred to finance the purchase of machinery and equipment. The scheduled annual repayment of the capital lease obligations remaining at November 16, 2002, which are included in long-term debt on the consolidated balance sheets, amount to $1,169,000 in fiscal 2003, $2,446,000 in fiscal 2004, $3,747,000 in fiscal 2005, $2,186,000 in fiscal 2006 and $1,213,000 in fiscal 2007.

9.    Deferred Share Award

        During the second quarter of fiscal 2003, we granted the right to receive in the future up to 150,000 shares of our common stock under the 1996 Stock Incentive Plan, with a weighted average fair value at the date of grant of $27.00 per share. The deferred shares, which are accruing dividends in the form of additional shares, vest ratably after one, two and three years of continued employment. Compensation expense related to this award was $174,000 for the second quarter of fiscal 2003.

10.    Newly Adopted Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement, which supersedes SFAS No. 121 and was adopted by us at the beginning of fiscal 2003, provides revised guidance regarding the recognition and measurement of impairment losses related to certain long-lived assets and discontinued operations. The adoption of this statement had no impact on our financial position or net income.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for us for exit or disposal activities initiated after the beginning of the second quarter of fiscal 2003, the date of our adoption of this statement.

11.    Recently Issued Accounting Pronouncements Not Yet Adopted

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

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation clarifies disclosures required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees. In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing these guarantees. The recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for our third quarter fiscal 2003 consolidated financial statements. We are currently assessing the impact which the adoption of this interpretation will have on our consolidated financial statements.

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

        Our critical accounting policies and estimates, involving those areas of financial statement preparation which are most important to the portrayal of our financial condition and results and which require management's most difficult, subjective and complex judgments, are discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the fiscal year ended June 1, 2002. Readers are encouraged to review these critical accounting policies and estimates in conjunction with the review of this accompanying Form 10-Q for the quarter ended November 16, 2002.

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

        Net sales.    Net sales for the second quarter of fiscal year 2003, the twelve weeks ended November 16, 2002, were $823,213,000, a decrease of $2,859,000, or .3%, from net sales of $826,072,000 in fiscal year 2002. Year-to-date net sales for fiscal 2003 increased $11,073,000, or .7%, to $1,662,187,000, from net sales of $1,651,114,000, in fiscal 2002. The decline in net sales for the second quarter reflected comparable selling prices and a unit volume decline of approximately 1.0%, partially offset by strong thrift store sales. The year-to-date increase reflected a slight overall unit volume gain and stable selling prices.

        Gross profit.    Gross profit was 51.5% of net sales for the second quarter of fiscal year 2003, down from 52.3% of net sales in fiscal 2002. Year-to-date gross profit was 52.0% of net sales, compared to 52.6% in the prior year. Our fiscal 2003 gross profit margins were negatively impacted by higher ingredient costs, including cocoa, sweeteners and the ingredient costs associated with producing our extended shelf life products, as well as higher employee costs for health care and pension benefits. The gross profit margin for the second quarter of fiscal 2003 was further negatively impacted by lower unit sales volume.

        Selling, delivery and administrative expenses.    Selling, delivery and administrative expenses were $368,871,000, representing 44.8% of net sales, for the second quarter of fiscal 2003, up somewhat from fiscal 2002's selling, delivery and administrative expenses of $368,278,000, or 44.6% of net sales. Year-to-date selling, delivery and administrative expenses for fiscal 2003 amounted to $735,583,000, or 44.3% of net sales, a slight improvement on a percent of net sales basis from $732,519,000, or 44.4% of net sales, in the prior year. The unfavorable variance for the second quarter reflects the impact that lower volume has on our ability to absorb fixed costs, as well as higher costs for employee health care and pension benefits, partially offset by the favorable impact of a reduced number of delivery routes resulting from our extended shelf life program. On a year-to-date basis, the favorable impact of having fewer routes more than offset higher benefit costs experienced in fiscal 2003.

        Other charges.    Other charges of $5,041,000 in the second quarter of fiscal 2003 relate to liabilities incurred in conjunction with the announced closing of our Tampa, Florida, bakery and an October 1, 2002 common stock award to our former Chief Executive Officer. Other charges of $25,700,000 in fiscal 2002 relate to the closure of our Detroit bakery and the settlement of employment discrimination litigation related to our San Francisco bakery.

        Operating income.    Based upon the above factors, operating income for the second quarter of fiscal 2003 was $27,900,000, or 3.4% of net sales, down from the prior year's operating income of $41,640,000, or 5.0% of net sales. Excluding the other charges described above, fiscal 2003 second quarter operating income was $32,941,000, or 4.0% of net sales. Year-to-date operating income improved to $79,391,000, or 4.8% of net sales, in fiscal 2003 from $66,892,000, or 4.1% of net sales, in fiscal 2002. Before other charges, year-to-date operating income in fiscal 2003 was $84,432,000, or 5.1% of net sales compared to $92,592,000, or 5.6% of net sales, in fiscal 2002.

        Interest expense.    Interest expense for the second quarter of fiscal 2003 was $9,469,000, up $1,365,000 from interest expense in fiscal 2002 of $8,104,000. Year-to-date interest expense in fiscal 2003 was $18,000,000, compared to interest expense of $18,017,000 in fiscal 2002. For these periods, the impact on interest expense of slightly higher borrowing levels during fiscal 2003 was offset by the impact of lower interest rates. However, during the second quarter of fiscal 2003, we reclassified $1,273,000 to interest expense from other comprehensive income(loss) resulting from the amendment of some of our interest rate swap agreements (see Note 6 to the consolidated financial statements). Year-to-date interest expense for fiscal 2002 included debt fee amortization of approximately $2,000,000 related to our previous debt outstanding.

        Income tax expense.    The effective income tax rates were 36.9% and 36.8% for fiscal 2003 and fiscal 2002, respectively.

        Net income.    Net income for the second quarter of fiscal 2003 was $11,636,000, or $.26 per diluted share, compared to net income of $21,249,000, or $.41 per diluted share in fiscal 2002. Excluding the impact of other charges, fiscal 2003 second quarter earnings per diluted share were $.33. On a year-to-date basis, net income was $38,767,000, or $.85 per diluted share, compared to $31,047,000, or $.60 per diluted share, for fiscal 2002. The fiscal 2003 and fiscal 2002 year-to-date results included other charges detailed above which reduced earnings per diluted share by $.07 and $.31, respectively.

CAPITAL RESOURCES AND LIQUIDITY

        Cash from operating activities for the twenty-four weeks ended November 16, 2002 was $81,763,000, down $23,261,000 from cash generated in fiscal 2002 of $105,024,000. This decrease was primarily attributable to working capital variances, notably the timing of payments on accounts payable and accrued expenses. Cash from operating activities, along with proceeds from stock option exercises, was used to fund net capital expenditures of $44,001,000, pay common stock dividends of $6,212,000 and reduce debt outstanding by $43,552,000.

        Our planned cash needs for fiscal 2003 include approximately $211,997,000, consisting of $39,500,000 of required debt repayments, $2,095,000 of obligations under capital leases, $68,202,000 of obligations under operating leases, $12,200,000 of common stock dividends and $90,000,000 of capital expenditures, including funds needed to establish a new bakery near Las Vegas, Nevada. We believe cash from ongoing operations, along with our borrowing capacity under our credit facilities, will be sufficient to fund our currently anticipated cash needs through fiscal 2003. We may incur additional expenditures for acquisitions if opportunities become available. In addition, we may purchase shares under our stock repurchase program. We may fund acquisitions through the issuance of our common stock or through additional sources of financing. If we are not able to fund our requirements through cash flow from operations, we may seek additional sources of financing. In either case, additional sources of financing may not be available when needed or may not be available on acceptable terms.

        We amended and extended some of our interest rate swap agreements during the first quarter of fiscal 2003. Our interest rate swap agreements currently fix interest rates on $440,000,000 from 4.22% to 6.91% with termination dates ranging from April to August 2004.

        We have seen commodity costs for some of our principal ingredients, primarily sweeteners and cocoa, rise sharply over the past several months and based upon current market conditions, we cannot be assured that these costs will return to more historically normal levels in the near future. We currently have coverage on the majority of our major ingredients through the end of our fiscal year at costs exceeding those experienced in the prior fiscal year. We have historically attempted to offset cost increases with selling price increases and operational efficiencies. However, if we are not successful in offsetting these increases with pricing and efficiencies, such cost increases could have an adverse effect on our financial results.

        The following is a summary of certain of our contractual obligations as of November 16, 2002 and the anticipated impact these obligations will have on future cash flows:

Payments Due By Fiscal Year Under Certain Contractual Obligations

Fiscal Year	Total	Revolving Credit Line(a)	Long-Term Debt(a)	Capital Leases	Operating Leases	Unconditional Purchase Obligations(b)
	(In thousands)
2003	$227,191	$—	$19,875	$1,169	$34,194	$171,953
2004	157,598	—	53,813	2,446	53,954	47,385
2005	101,154	—	58,500	3,747	38,907	—
2006	184,200	—	156,937	2,186	25,077	—
2007	253,158	27,000	208,500	1,213	16,445	—
Thereafter	76,404	—	53,688	—	22,716	—

Total	$999,705	$27,000	$551,313	$10,761	$191,293	$219,338

(a)
Borrowings under our senior secured credit facilities are secured by all of our accounts receivable and a majority of our owned real property, intellectual property and equipment. The revolving credit line has a total capacity of $300,000,000 and allows up to $150,000,000 for letters of credit. We had borrowings outstanding of $27,000,000 under the revolving credit line and $121,830,000 in letters of credit outstanding as of November 16, 2002.

(b)
The unconditional purchase obligations represent advance purchase contracts for ingredients and packaging to assure supplies and limit price risks.

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

        In October 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement, which supersedes SFAS No. 121 and was adopted by us at the beginning of fiscal 2003, provides revised guidance regarding the recognition and measurement of impairment losses related to certain long-lived assets and discontinued operations. The adoption of this statement had no impact on our financial position or net income.

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

        In June 2002, the FASB issued SFAS No. 145, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for us for exit or disposal activities initiated after the beginning of the second quarter of fiscal 2003, the date of our adoption of this statement.

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

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation clarifies disclosures required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees. In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantees. The recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for our third quarter fiscal 2003 consolidated financial statements. We are currently assessing the impact which the adoption of this interpretation will have on our consolidated financial statements.

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

        To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix ingredient prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivatives position as of November 16, 2002, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.

        Interest Rates.    We enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. Our current interest rate swap agreements fix interest rates on $440,000,000 from 4.22% to 6.91% with termination dates ranging from April to August 2004. Based upon a sensitivity analysis at November 16, 2002, an assumed 10% adverse change in interest rates would not have a material impact on our fair values, future earnings or cash flows.

CONTROLS AND PROCEDURES

        Within the 90-day period prior to the date of this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

FORWARD-LOOKING STATEMENTS

        Some information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are contained principally in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The use of any of the words "anticipate," "continue," "estimate," "expect," "may," "will," "project," "should," "could," "would," "plan," "intend," "predict," "believe," "potential" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. Forward-looking statements include statements relating to, among other things: operating and financial benefits from our portfolio of brands and our distribution system; availability and costs of raw materials, packaging, fuel and power; savings from productivity and product quality improvements, including our extended shelf life program; our cash needs, including capital expenditures, dividends, debt repayment, capital lease obligations and operating lease commitments; compliance with our credit facility covenants; compliance with government regulations, including environmental and employment regulations; relationships with our employees and the unions that represent them; the Las Vegas bakery project; general economic conditions, including interest rates; and the outcome of legal proceedings to which we are or may become a party.

        Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that may impact our business or operations. Many of those factors are beyond our ability to control or predict. Factors that could cause actual results to differ materially include, but are not limited to, increased costs or delays in completion of the Las Vegas bakery project or other problems related thereto; actions of competitors, including pricing policy; the availability and costs of raw materials, fuels and utilities, and the ability to recover these costs in the pricing of products; the availability of capital on acceptable terms; changes in our business strategies, including our ability to continue to participate in industry consolidation and to integrate successfully businesses we acquire; changes in general economic and business conditions (including in the bread and sweet goods markets); further consolidation in the food retail industry; future product recalls or safety concerns; costs associated with environmental compliance and remediation; increased costs and uncertainties related to periodic renegotiation of union contracts; actions of governmental entities, including regulatory requirements; the outcome of legal proceedings to which we are or may become a party and other factors. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q and we are not obligated to publicly update or revise these forward-looking statements to reflect future events or developments except as required by law. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q. We have provided additional information in our Annual Report on Form 10-K for our fiscal year ended June 1, 2002, filed with the Securities and Exchange Commission, which readers are encouraged to review, concerning other factors that could cause actual results to differ materially from those indicated in the forward-looking statements.

PART II

ITEM 4—Submission of Matters to a Vote of Security Holders

        Our annual meeting of stockholders was held in Kansas City, Missouri, on September 24, 2002. 39,177,191 shares of Common Stock, 89.0% of outstanding shares, were represented in person or by proxy.

        The following three Class III Directors were elected to a three-year term expiring in 2005:

	Number of Shares Voted
Name
	For	Withheld
G. Kenneth Baum	37,649,473	1,527,718
E. Garrett Bewkes, Jr.	37,596,544	1,580,647
James R. Elsesser	38,225,340	951,851

        The selection of Deloitte & Touche LLP as independent auditors was approved: 35,070,046 shares voted in favor; 4,098,494 shares voted against and 8,651 shares abstained (including broker non-votes).

ITEM 6—Exhibits and Reports on Form 8-K

a)
Exhibits filed with this report:

  None

b)
Reports on Form 8-K

  A report on Form 8-K (item 5) was filed on September 9, 2002 regarding the selection of James R. Elsesser as our new Chief Executive Officer ("CEO") effective October 1, 2002. He replaced Charles A. Sullivan who retired but remained as our Chairman of the Board.

  A report on Form 8-K (item 9) was filed on October 1, 2002 regarding the Certification of the CEO and the Chief Financial Officer ("CFO") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  A report on Form 8-K (items 5 and 7) was filed on October 3, 2002 regarding employment related documents with our new CEO, Mr. James R. Elsesser, and consulting related documents with our former CEO, Mr. Charles A. Sullivan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE BAKERIES CORPORATION (Registrant)
DATE: December 20, 2002	By:	/s/ JAMES R. ELSESSER James R. Elsesser Chief Executive Officer (Principal Executive Officer)
DATE: December 20, 2002	By:	/s/ FRANK W. COFFEY Frank W. Coffey, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, James R. Elsesser, certify that:

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002
/s/ JAMES R. ELSESSER James R. Elsesser Chief Executive Officer

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002
/s/ FRANK W. COFFEY Frank W. Coffey Senior Vice President and Chief Financial Officer

QuickLinks

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  CONTROLS AND PROCEDURES
  FORWARD-LOOKING STATEMENTS
PART II
  ITEM 4—Submission of Matters to a Vote of Security Holders
  ITEM 6—Exhibits and Reports on Form 8-K
SIGNATURES
  CERTIFICATIONS