Form 10-Q
period 2003-03-08
INTERSTATE BAKERIES CORP/DE/
filed 2003-04-22
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 8, 2003

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

(Registrant’s telephone number, including area code) (816) 502-4000

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

There were 44,804,774 shares of common stock, $.01 par value per share, outstanding on April 14, 2003.

INTERSTATE BAKERIES CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 8, 2003

CONTENTS

Description

PART I - FINANCIAL INFORMATION (UNAUDITED)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures

Forward-Looking Statements

PART II - OTHER INFORMATION

Legal Proceedings

Exhibits and Reports on Form 8-K

Signatures

Certifications

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 8, 2003	June 1, 2002
	(In thousands)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $4,384,000 ($4,200,000 at June 1)	$184,540	$197,083
Inventories	82,045	80,139
Other current assets	78,887	67,610
Total current assets	345,472	344,832

Property and equipment:
Land and buildings	451,179	426,322
Machinery and equipment	1,099,190	1,051,861

	1,550,369	1,478,183
Less accumulated depreciation	(690,414)	(633,178)
Net property and equipment	859,955	845,005
Goodwill	215,346	215,346
Intangibles	192,186	189,059
Other assets	7,461	8,700
	$1,620,420	$1,602,942

Liabilities and Stockholders’ Equity
Current liabilities:
Long-term debt payable within one year	$51,328	$39,500
Accounts payable	111,607	126,348
Accrued expenses	253,106	220,541
Total current liabilities	416,041	386,389

Long-term debt	535,228	581,438
Other liabilities	185,428	186,746
Deferred income taxes	144,803	147,139
Total long-term liabilities	865,459	915,323

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized - 1,000,000 shares; issued - none	—	—
Common stock, par value $.01 per share; authorized - 120,000,000 shares; issued - 81,579,000 shares (80,684,000 at June 1)	816	807
Additional paid-in capital	586,836	568,315
Retained earnings	451,093	428,434
Treasury stock, at cost - 36,775,000 shares (36,858,000 at June 1)	(689,858)	(691,369)
Accumulated other comprehensive loss	(9,967)	(4,957)
Total stockholders’ equity	338,920	301,230
	$1,620,420	$1,602,942

See accompanying notes (unaudited).

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Sixteen Weeks Ended		Forty Weeks Ended
	March 8, 2003	March 9, 2002	March 8, 2003	March 9, 2002
	(In thousands, except per share data)

Net sales	$1,045,574	$1,047,723	$2,707,761	$2,698,837

Cost of products sold	522,543	501,228	1,320,992	1,283,129
Selling, delivery and administrative expenses	487,489	480,097	1,223,072	1,212,616
Other charges	5,000	—	10,041	25,700
Depreciation and amortization	29,098	29,292	72,821	73,394
	1,044,130	1,010,617	2,626,926	2,594,839
Operating income	1,444	37,106	80,835	103,998

Other income	(32)	(83)	(78)	(333)
Interest expense	12,172	10,707	30,172	28,724
	12,140	10,624	30,094	28,391

Income(loss) before income taxes	(10,696)	26,482	50,741	75,607
Provision for income taxes	(3,947)	9,745	18,723	27,823
Net income(loss)	$(6,749)	$16,737	$32,018	$47,784

Earnings(loss) per share:
Basic	$(.15)	$.33	$.72	$.94

Diluted	$(.15)	$.32	$.71	$.92

See accompanying notes (unaudited).

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Forty Weeks Ended
	March 8, 2003	March 9, 2002
	(In thousands)
Cash flows from operating activities:
Net income	$32,018	$47,784
Depreciation and amortization	72,821	73,394
Change in other assets-deferred financing fees	1,326	2,953
Non-cash common stock award	3,591	—
Loss on sale/write-down of property and equipment	1,633	8,322
Change in operating assets and liabilities:
Accounts receivable	12,543	6,136
Inventories	(1,906)	(4,571)
Other current assets	(11,277)	(2,870)
Accounts payable and accrued expenses	17,199	22,004
Long-term portion of self-insurance reserves	(402)	(556)
Other	(684)	191
Cash from operating activities	126,862	152,787

Cash flows from investing activities:
Additions to property and equipment	(80,595)	(53,987)
Sale of assets	3,384	6,889
Purchase of intangibles	(4,522)	(283)
Other	331	(51)
Cash from investing activities	(81,402)	(47,432)

Cash flows from financing activities:
Addition to long-term debt	—	555,000
Reduction of long-term debt	(46,070)	(649,375)
Common stock dividends paid	(9,359)	(10,869)
Stock option exercise proceeds	10,299	7,541
Acquisition of treasury stock	(188)	(285)
Debt issuance costs	(142)	(7,367)
Cash from financing activities	(45,460)	(105,355)

Change in cash and cash equivalents	—	—

Cash and cash equivalents:
Beginning of period	—	—

End of period	$—	$—

Cash payments made:
Interest	$27,442	$23,374
Income taxes	25,349	34,049

Non-cash investing and financing activities excluded above:
Accrued deferred share award liability settled through equity issuance	$7,061	$—
Equipment purchases financed with capital lease obligations	11,688	—

See accompanying notes (unaudited).

INTERSTATE BAKERIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             Accounting Policies and Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with our fiscal 2002 consolidated financial statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on August 23, 2002.  Any references, unless otherwise noted, to “us”, “we” and “our” refer to Interstate Bakeries Corporation and its subsidiaries (IBC), taken as a whole.

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

Certain reclassifications have been made to our fiscal 2002 consolidated financial statements to conform to the fiscal 2003 presentation.

2.             Inventories

The components of inventories are as follows:

	March 8, 2003	June 1, 2002
	(In thousands)

Ingredients and packaging	$53,252	$51,444
Finished goods	23,536	23,595
Other	5,257	5,100
	$82,045	$80,139

3.             Income Taxes

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Forty Weeks Ended
	March 8, 2003	March 9, 2002

Statutory federal tax	35.0%	35.0%
State income tax	2.7	2.0
Other	(.8)	(.2)
	36.9%	36.8%

4.             Earnings Per Share

Following is a reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 8, 2003	March 9, 2002	March 8, 2003	March 9, 2002
	(In thousands)
Basic weighted average common shares outstanding	44,783	50,896	44,537	50,769

Effect of dilutive stock compensation	—	1,300	800	1,168

Dilutive weighted average common shares outstanding	44,783	52,196	45,337	51,937

Diluted weighted average common shares outstanding exclude options on common stock and deferred shares awarded of 6,621,000 and 2,867,000 for the third quarter of fiscal 2003 and 2002, respectively, and 5,384,000 and 3,773,000 on a year-to-date basis for fiscal 2003 and 2002, respectively, because their effect would have been antidilutive.  The third quarter of fiscal 2003 does not have any effect of dilutive stock compensation because we reported a net loss.

Dividends per common share were $.07 for the third quarter of fiscal 2003 and 2002, and $.21 per common share for year-to-date fiscal 2003 and 2002.

On March 26, 2003, our Board of Directors declared a cash dividend of $.07 per common share.  The dividend will be paid on May 1, 2003 to shareholders of record as of April 15, 2003.

5.             Other Charges

Restructuring charges.   During the third quarter of fiscal 2003, we incurred other charges (including severance, other exit costs and asset impairments) of  $5,000,000 related to closures of four bakeries and 62 thrift stores and restructurings of several other bakeries. As part of various initiatives to reduce our manufacturing and distribution cost structures, the planned opening of our new bakery in Henderson, Nevada, as well as improvements to other facilities is allowing us to close less efficient operations.  The severance charge is associated with the involuntary employee separation of approximately 475 employees.  As of March 8, 2003, 129 employee separations had been completed.  We expect these closings and separations to be completed by the second quarter of fiscal 2004.  The other exit costs relate to lease cancellations, as well as charges for security, utilities and cleanup for a bakery that has been closed and is being readied for potential sale. Asset impairments primarily relate to the write-down to fair value of machinery and equipment in the bakeries to be closed.

The following table summarizes the restructuring charges incurred in the third quarter of fiscal 2003, with the related liability included in accrued expenses in the unaudited consolidated balance sheet:

	Restructuring Charge	Cash Payment	Non-Cash Adjustment	March 8, 2003 Liability Balance
	(In thousands)
Severance costs	$2,509	$—	$—	$2,509
Other exit costs	291	102	—	189
Asset impairments	2,200	—	2,200	—
Total	$5,000	$102	$2,200	$2,698

Certain other exit costs, principally maintenance and cleanup related to closed facilities, are being expensed as incurred and we expect to incur such costs related to these restructurings in future quarters. In addition, as we continue to evaluate opportunities to reduce our manufacturing and distribution cost structures, we may incur additional restructuring charges related to the closing of other bakeries, distribution facilities and thrift stores, including the relocation of some bakery equipment to more efficient facilities.

During the second quarter of fiscal 2003, we incurred restructuring charges of $1,450,000 related to cash severance costs in conjunction with the closing of a bakery.  This bakery has been closed and all 164 separations have been completed as of the fourth quarter with $977,000 of the severance costs paid in the third quarter of fiscal 2003.  The remaining liability of $473,000 is included in accrued expenses in the March 8, 2003 unaudited consolidated balance sheet.

Former CEO fully vested common stock award.   Included in second quarter other charges was an October 1, 2002 fully vested common stock award of $3,591,000 to our former Chief Executive Officer.

Fiscal 2002 activities.   During the first quarter of fiscal 2002, we incurred other charges of $25,700,000, representing costs related to the closure of a bakery, as well as settlement of an employment discrimination lawsuit.  The bakery was closed and all separations were completed during fiscal 2002.  We paid approximately 80% of the settlement amount in fiscal 2002, shortly following the date of the settlement agreement, and paid the remaining 20% of the settlement amount in fiscal 2003.

6.             Derivative Instruments

We use derivative instruments, principally commodity derivatives and interest rate swap agreements, to manage certain commodity price and interest rate risks.  All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.

We utilize commodity hedging derivatives, including exchange traded futures and options on wheat, corn, soybean oil and certain fuels, to reduce our exposure to commodity price movements for future ingredient and energy needs.  The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed one year.

The majority of our derivative instruments are designated and qualify as cash flow hedges and we apply hedge accounting as allowed by Statement of Financial Accounting Standards, or SFAS, No. 133. Gains or losses on cash flow hedges are recorded to other comprehensive loss, or OCI, to the extent they are effective, and are reclassified to earnings in the period in which the hedged forecasted transaction impacts earnings. For hedges of future ingredient needs, earnings are impacted when our products are produced. However, we from time to time enter into commodity derivatives which economically hedge certain of our risks even though the criteria for hedge accounting are not met or we do not elect to apply hedge accounting.  When such criteria are not met, any impact on earnings for these hedges is recorded in the consolidated statements of operations on the cost of products sold line.

We enter into interest rate swap agreements with major banks and institutional lenders to manage the interest rate risk associated with our variable rate debt.  During the first quarter of fiscal 2003, we amended interest rate swap agreements with a notional amount of $170,000,000, extending the terms by one year and reducing the fixed interest rates.  Neither party was required to make a cash payment to effect these amendments.  At the date of the amendments, these instruments had a loss, net of income taxes, of $2,817,000 accumulated in other comprehensive loss, which will be reclassified into interest expense over the remaining term of the original hedged period.  This reclassification will be offset by the change in fair value of the new swap agreements over the term of these agreements.  The fiscal 2003 net-of-tax amounts reclassified into interest expense related to this item were $925,000 for the third quarter and $1,718,000 year-to-date.  The amended swap agreements have been redesignated as cash flow hedges of variable rate debt.

Considering these amendments and based upon current debt ratings, our current interest rate swaps fix interest rates on $440,000,000 from 4.97% to 7.66% with termination dates ranging from April 2004 to August 2004.  These swap agreements qualify for cash flow hedge accounting as defined by SFAS No. 133 with changes in fair value of the swap agreements recorded to OCI to the extent the hedge is effective on a quarterly basis.

At March 8, 2003, we had accumulated losses of $7,944,000, net of income taxes and amounts reclassified to earnings, related to interest rate swaps and recorded to OCI, with offsetting entries to accrued expenses and other liabilities.

The fair value of our interest rate swaps at March 8, 2003 was a loss of $9,662,000, net of income taxes.  At March 8, 2003, we also had accumulated losses of $2,023,000, net of income taxes, related to commodity derivatives and recorded to OCI, with an offsetting entry to accrued expense for the unrealized loss of $339,000.  In addition, at March 8, 2003, we had accumulated losses on commodity hedges that did not meet the criteria for hedge accounting or for which we did not elect to apply hedge accounting of $781,000, net of income taxes, that were recorded to cost of products sold and accrued expenses. We did not recognize any gain or loss in earnings resulting from hedge ineffectiveness. The fair value of all commodity derivatives at March 8, 2003 was a loss of $1,120,000, net of income taxes.

The changes to OCI related to hedging activities for the third quarter and the year-to-date periods of fiscal 2003 were as follows:

	Sixteen Weeks Ended March 8, 2003	Forty Weeks Ended March 8, 2003
	(In thousands)
Accumulated OCI at June 1, 2002, net of income taxes of $2,974,000	$—	$(4,957)
Accumulated OCI at November 16, 2002, net of income taxes of $4,705,000	(7,775)	—
Losses on interest rate swaps reclassified to interest expense	2,919	6,518
Commodity derivative losses reclassified to cost of products sold	—	178
Change in fair value of cash flow hedges	(5,111)	(11,706)
Accumulated OCI at March 8, 2003, net of income taxes of $6,032,000	$(9,967)	$(9,967)

The only item which is currently reflected in OCI is the effect of accounting for these derivative instruments.  Comprehensive loss for the third quarter of fiscal 2003 was $8,941,000 and comprehensive income for the third quarter of fiscal 2002 was $18,538,000, while year-to-date comprehensive income was $27,008,000 and $40,572,000 for fiscal 2003 and 2002, respectively.

Of these losses recorded in OCI at March 8, 2003, approximately $8,732,000, net of income taxes, is expected to be reclassified to earnings during the next 12 months.

7.             Goodwill and Other Intangibles

Included on our consolidated balance sheets as of March 8, 2003 and June 1, 2002 were the following acquired intangible assets:

	March 8, 2003		June 1, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Goodwill	$215,346		$215,346
Intangibles with indefinite lives (principally trademarks and trade names)	$180,316		$176,044
Intangibles with finite lives	$19,787	$(7,917)	$19,812	$(6,797)

Intangible amortization for the third quarter of fiscal 2003 and 2002 was $453,000 and $482,000, respectively, while year-to-date intangible amortization for fiscal 2003 and 2002 was $1,120,000 and $1,214,000, respectively.  Of these amounts, $246,000 for the third quarter and $615,000 year-to-date in both fiscal 2003 and 2002 were recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of operations.  Intangible amortization for fiscal 2003 through fiscal 2007 is estimated at $1,100,000 to $1,500,000 per year, of which approximately $800,000 per year will be recorded as a reduction of net sales.

8.             Capital Lease Obligations

During the second quarter of fiscal 2003, we recorded capital lease obligations of $11,688,000 incurred to finance the purchase of machinery and equipment.  The scheduled annual repayment of the capital lease obligations remaining at March 8, 2003, which are included in long-term debt on the consolidated balance sheets, amount to $589,000 in fiscal 2003, $2,446,000 in fiscal 2004, $3,747,000 in fiscal 2005, $2,186,000 in fiscal 2006 and $1,213,000 in fiscal 2007.

9.             Deferred Share Award

During the second quarter of fiscal 2003, we granted the right to receive in the future up to 150,000 shares of our common stock under the 1996 Stock Incentive Plan, with a weighted average fair value at the date of grant of

$27.00 per share.  The deferred shares, which are accruing dividends in the form of additional shares, vest ratably after one, two and three years of continued employment.  Compensation expense related to this award was $414,000 for the third quarter of fiscal 2003 and $588,000 for year-to-date fiscal 2003.

10.           Litigation, Claims and Assessments

In February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri.  Most of the complaints were brought on behalf of putative classes of shareholders who purchased or sold IBC stock between September 17, 2002 and December 17, 2002.  One complaint, however, is brought on behalf of a putative class beginning in April 2002 and several complaints seek to include shareholders who purchased or sold stock through February 11, 2003.  The complaints generally allege that certain of our press releases, SEC filings, and other public statements prior to a February 11, 2003 announcement reducing our guidance contained misrepresentations regarding our financial condition.  The complaints further allege that certain officers and directors improperly sold IBC shares at artificially inflated prices during the class period.  The cases seek compensatory damages (including interest), disgorgement of allegedly improper gains from insider stock sales, costs and expenses and any other relief deemed proper by the court.  We have not yet been required to file answers to the complaints.   The litigation is in its preliminary stages and the amount of potential loss, if any, cannot reasonably be estimated.

Our Board of Directors has received a shareholder derivative demand requesting legal action by us in connection with sales of IBC shares by certain current or former officers and directors.  The Board of Directors has appointed a Special Review Committee to evaluate the demand and to report to the Board.

The New York Stock Exchange also has notified us that its Market Trading Analysis Department is reviewing transactions in the common stock of IBC occurring prior to our February 11, 2003 reduction in guidance.  We have responded to the Exchange’s requests for information and expect to cooperate fully in that inquiry.

In November 1996 certain of our route sales representatives (“RSRs”) brought a class action on behalf of RSRs in the State of Washington, alleging that we had failed to pay required overtime wages under state law. The class in the case covers RSRs in the State of Washington who worked for us during all or part of the general period from November 1993 through the date of the settlement.  The plaintiffs seek unpaid wages, with interest, and other relief deemed proper by the court.  During the quarter, we tentatively settled this class action with the plaintiffs for approximately $6.1 million, subject to notice to the class and final court approval.  A preliminary hearing regarding the settlement is scheduled for May 2, 2003, at which the court is expected to put in place a schedule for completing notice and holding a final hearing on the merits of the settlement.  We have established reserves that are expected to sufficiently cover the anticipated costs of the settlement, if it is approved by the court.  The amount of potential loss, should the settlement not receive court approval, cannot reasonably be estimated.  We also have negotiated and put into effect a new union contract with the RSRs in the State of Washington that we expect to address this issue.  We have asked the State of Washington’s Department of Industry and Labor to review and approve the contract’s provision relating to overtime pay.

We are aware of two additional wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of RSRs.  We are also aware of an additional wage and hour case brought on behalf of a putative class of bakery production supervisors under federal law.  These cases are in their preliminary stages and we have not filed answers to the complaints.  We are evaluating these cases and the amount of potential loss, if any, cannot reasonably be estimated.  No amount is currently reserved in the unaudited consolidated financial statements related to these matters.

On July 17, 2002, we were served with a state court complaint which is now pending in the United States District Court for the Northern District of Illinois, filed by one employee and one former employee. This complaint arises, in part, from our removal of insulation alleged to have contained asbestos at one of our bakeries in January 1998. We have also been a defendant in other civil actions arising out of the situation described above. These civil actions seek unspecified monetary damages, funds for medical monitoring and, in one case, damages under the Racketeer Influenced and Corrupt Organizations Act. In addition, in 1998 the U.S. Department of Labor cited us for alleged violation of the Occupational Safety and Health Act, and the office of the U.S. Attorney for the Northern District of Illinois in a joint investigation with Illinois officials began investigating the possibility of criminal violations of the Clean Air Act.  The government closed the joint investigation without returning any indictments.  In addition, the State of Illinois filed a civil complaint against us alleging the insulation removal violated various provisions of the Illinois Environmental Protection Act.  This case was voluntarily dismissed; however, the State has recently sought to refile it pending settlement negotiations.  In none of the foregoing cases has any court or governmental body made any factual finding of liability or violation of environmental regulations. Based upon our own investigation, including assistance from third party consultants, we believe that all of these matters are without merit. No amount is currently reserved in the unaudited consolidated financial statements related to these matters.

We are currently undergoing a multi-state abandoned property examination. We have provided and will continue to provide information requested by the states' representatives. No assessments related to this examination have been received at this point in time. We believe the ultimate outcome of this examination will not have a material adverse impact on our financial position or results of operations.

We are subject to various other routine legal proceedings, environmental actions and matters in the ordinary course of business, some of which may be covered in whole or in part by insurance. In management’s opinion, none of these other matters will have a material adverse effect on our financial position, but could be material to net income or cash flows for a particular quarter or annual period.

11.           Environmental Liabilities

To manage our environmental related liabilities, we utilize our own employees and outside environmental engineering experts.  We estimate future costs for known environmental remediation requirements and accrue for environmental related liabilities on an undiscounted basis when it is probable that we have incurred a liability and the related costs can be reasonably estimated.  The regulatory and government management of these projects is extremely complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of contaminated sites.  Adjustments to the liabilities are made when additional information becomes available that affects the estimated remediation costs.  There has been no additional accrual recorded for environmental related liabilities in fiscal 2003.

12.           Subsequent Events

On April 21, 2003, we amended certain financial covenants on our senior credit facilities. While we were in compliance with all covenant requirements, recent performance had raised the possibility that these requirements might not be satisfied going forward.  To avoid this possibility, we worked with our lenders to amend the credit facilities for future flexibility.  As part of our covenants, we are required to satisfy certain ratios related to net worth, interest coverage and leverage.  We have amended the interest coverage and leverage requirements for the next six quarters, or through the first quarter of fiscal 2005.  After six quarters, the covenant requirements will revert to the original agreements.  Pre-tax interest expense for fiscal 2004 will increase approximately $2,700,000 as a result of this amendment.

On April 22, 2003, a rating agency lowered our senior secured ratings. Due to the interest terms included in our senior credit facilities agreement, our annual pre-tax interest expense is expected to increase by approximately $2,200,000 based upon these new ratings.

13.           Newly Adopted Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement, which supersedes SFAS No. 121 and was adopted by us at the beginning of fiscal 2003, provides revised guidance regarding the recognition and measurement of impairment losses related to certain long-lived assets and discontinued operations.  The adoption of this statement had no impact on our financial position or net income.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and SFAS No. 64, “Extinguishments of Debt

Made to Satisfy Sinking-Fund Requirements.”  In so doing, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, unless the criteria in Accounting Principles Board Opinion, or APB, No. 30 are met.  SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions and amends other existing authoritative pronouncements to make various technical corrections.  The provisions of SFAS No. 145 related to the amendment of SFAS No. 13 were effective for us for transactions occurring after May 15, 2002, while all other provisions of SFAS No. 145 were adopted by us effective with the beginning of fiscal 2003 on June 2, 2002.  The adoption of the provisions of this statement had no impact on our financial position or net income.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for us for exit or disposal activities initiated after the beginning of the second quarter of fiscal 2003, the date of our adoption of this statement.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation clarifies disclosures required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees.  In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing these guarantees.  The recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for our third quarter fiscal 2003 consolidated financial statements.  At March 8, 2003, we have in place various operating leases on equipment which guarantee the equipment’s residual fair market value at lease termination.  These leases were entered into on dates from June 1, 1998 through December 16, 2002 and expire on dates from June 30, 2003 through December 15, 2007.  The maximum potential amount of future guarantees is $12,896,000.  In accordance with FASB Interpretation No. 45, these guarantees have not been recorded on the consolidated balance sheets as of March 8, 2003 as they were in existence prior to the effective date of the interpretation.

14.           Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires that the fair value of a liability for an asset retirement obligation be recognized when it is incurred.  The related asset retirement costs are capitalized as part of the long-lived asset’s carrying value.  SFAS No. 143 will be effective for us during fiscal 2004.  We are currently assessing the impact which the adoption of this statement will have on our consolidated financial statements, but we do not expect the impact to be material.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  The provisions of this statement are effective for interim and annual financial statements for periods beginning after December 15, 2002.  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Also, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We continue to apply APB No. 25 recognition and measurement principles, but will comply with the new disclosure requirements of this statement in the fourth quarter of fiscal 2003.

INTERSTATE BAKERIES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are discussed in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 1, 2002.  The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes.  These estimates and assumptions are evaluated on an on-going basis and are based upon many factors including historical experience, consultation with outside professionals, such as actuaries, and management’s judgment.  Actual results could differ from any estimates made and results could be materially different if different assumptions or conditions were to prevail.

Our critical accounting policies and estimates, involving those areas of financial statement preparation which are most important to the portrayal of our financial condition and results and which require management’s most difficult, subjective and complex judgments, are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended June 1, 2002.  Readers are encouraged to review these critical accounting policies and estimates in conjunction with the review of this accompanying Form 10-Q for the quarter ended March 8, 2003.

RESULTS OF OPERATIONS

Net sales.  Net sales for the third quarter of fiscal year 2003, the sixteen weeks ended March 8, 2003, were $1,045,574,000, a decrease of $2,149,000, or .2%, from net sales of $1,047,723,000 in fiscal year 2002.  Year-to-date net sales for fiscal 2003 increased $8,924,000, or .3%, to $2,707,761,000, from net sales of $2,698,837,000, in fiscal 2002.  The slight decline in net sales for the third quarter reflected a unit volume decline of approximately 2.1%, partially offset by price increases of less than 1.0% compared to third quarter of fiscal 2002.  The year-to-date increase reflected a .6% reduction in overall unit volume and comparable selling prices.

Gross profit.  Gross profit was 50.0% of net sales for the third quarter of fiscal year 2003, down from 52.2% of net sales in fiscal 2002.  Year-to-date gross profit was 51.2% of net sales, compared to 52.5% in the prior year.  Our fiscal 2003 gross profit margins were negatively impacted by higher ingredient costs, including cocoa, sweeteners, shortenings and the ingredient costs associated with producing our extended shelf life products.  The increase in ingredient costs accounted for 1.1% of our gross profit decline as a percent of net sales for the third quarter of fiscal 2003 and .9% of our gross profit decline for fiscal 2003.  In addition, higher employee costs for health care and pension benefits were attributable to .4% of the gross profit decline as a percent of net sales for the third quarter of fiscal 2003 and .5% for fiscal 2003.  Also, in the third quarter of fiscal 2003, higher energy costs accounted for .3% of our gross profit decline as a percent of net sales.  The remaining variances for the third quarter and year-to-date periods were composed of items that represented .1% or less of net sales.

Selling, delivery and administrative expenses.  Selling, delivery and administrative expenses were $487,489,000, representing 46.6% of net sales, for the third quarter of fiscal 2003, up somewhat from fiscal 2002’s selling, delivery and administrative expenses of $480,097,000, or 45.8% of net sales.  Year-to-date selling, delivery and administrative expenses for fiscal 2003 amounted to $1,223,072,000, or 45.2% of net sales, increasing on a percent of net sales basis from $1,212,616,000, or 44.9% of net sales, in the prior year.  Higher costs for employee benefits, principally health care and pension, were responsible for .6% of the increase as a percent of net sales for the third quarter and year-to-date fiscal 2003. Also, in the third quarter of fiscal 2003, higher energy costs accounted for ..4% of the percent of net sales increase.  Partially offsetting these increases was a .2% reduction on a percent of net sales basis in advertising expense for the third quarter and year-to-date fiscal 2003.  The remaining variances for the third quarter and year-to-date periods were composed of items that represented ..1% or less of net sales.

Other charges.  During the third quarter of fiscal 2003, we incurred other charges of  $5,000,000 related to closures of four bakeries and 62 thrift stores and restructurings of several other bakeries during fiscal 2003.  Approximately $2,800,000 represents severance and other cash costs and $2,200,000 represents impairment of bakery machinery and equipment.  As part of various initiatives to reduce our manufacturing and distribution cost structures, the planned opening of our new bakery in Henderson, Nevada, as well as improvements to several other facilities is allowing us to close less efficient operations.

The severance charge for the third quarter of fiscal 2003 is associated with the involuntary employee separation of approximately 475 employees. As of March 8, 2003, 129 employee separations had been completed.  The restructuring should be completed by the end of the second quarter of fiscal 2004.  See the "Cash Resources and Liquidity" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding future expected restructuring charges.

During the second quarter of fiscal 2003, we incurred restructuring charges of $1,450,000 related to cash severance costs in conjunction with the announced closing of a bakery.  This bakery has been closed and all 164 separations have been completed as of the fourth quarter of fiscal 2003.

Second quarter fiscal 2003 other charges included an October 1, 2002 fully vested common stock award of $3,591,000 to our former Chief Executive Officer.

Other charges of $25,700,000 in fiscal 2002 relate to the closure of a bakery and the settlement of employment discrimination litigation.

Operating income.  Based upon the above factors, operating income for the third quarter of fiscal 2003 was $1,444,000, or .1% of net sales, down from the prior year’s operating income of $37,106,000, or 3.5% of net sales.  As mentioned above, we incurred $5,000,000 in other charges in the third quarter of fiscal 2003.  Year-to-date operating income was $80,835,000, or 3.0% of net sales, in fiscal 2003 compared to $103,998,000, or 3.9% of net sales, in fiscal 2002.  On a year-to-date basis, we incurred other charges of $10,041,000 in fiscal 2003 and $25,700,000 in fiscal 2002.

Interest expense.  Interest expense for the third quarter of fiscal 2003 was $12,172,000, up $1,465,000 from interest expense in fiscal 2002 of $10,707,000.  Year-to-date interest expense in fiscal 2003 was $30,172,000, compared to interest expense of $28,724,000 in fiscal 2002.  For these periods, the impact on interest expense of slightly higher borrowing levels during fiscal 2003 was offset by the impact of slightly lower interest rates.  However, during fiscal 2003, we reclassified $1,485,000 and $2,758,000 for the third quarter and year-to-date periods, respectively, to interest expense from other comprehensive loss resulting from the amendment of some of our interest rate swap agreements (see Note 6 to the unaudited consolidated financial statements).  Year-to-date interest expense for fiscal 2002 included debt fee amortization of approximately $2,000,000 related to our previous debt outstanding.

Income tax expense.  The effective income tax rates were 36.9% and 36.8% for fiscal 2003 and fiscal 2002, respectively.

Net income.  The net loss for the third quarter of fiscal 2003 was $6,749,000 or $.15 per diluted share, compared to net income of $16,737,000, or $.32 per diluted share in fiscal 2002.  Included in the fiscal 2003 results were other charges amounting to $.07 per diluted share.  Year-to-date net income in fiscal 2003 was $32,018,000, or $.71 per diluted share, compared to $47,784,000, or $.92 per diluted share, in the prior year.  Year-to-date other charges included in net income were $.14 per diluted share for fiscal 2003 and $.31 per diluted share in fiscal 2002.

CAPITAL RESOURCES AND LIQUIDITY

Cash from operating activities for the forty weeks ended March 8, 2003 was $126,862,000, down $25,925,000 from cash generated in fiscal 2002 of $152,787,000.  This decrease was primarily attributable to lower net income and working capital variances, notably the timing of payments on accounts payable and accrued expenses.  Cash from operating activities, along with proceeds from stock option exercises, was used to fund capital expenditures of $80,595,000, pay common stock dividends of $9,359,000 and reduce debt outstanding by $46,070,000.

Our planned cash needs for fiscal 2003 include approximately $225,244,000, consisting of $39,500,000 of required debt repayments, $2,095,000 of obligations under capital leases, $68,849,000 of obligations under operating leases, $12,200,000 of common stock dividends, $7,600,000 for Program SOAR as detailed below and $95,000,000 of capital expenditures, including funds needed to establish a new bakery in Henderson, Nevada.  We believe cash from ongoing operations, along with our borrowing capacity under our credit facilities, will be sufficient to fund our currently anticipated cash needs through fiscal 2003.  If we are not able to fund our requirements through cash flow from operations, we may seek additional sources of financing.  In either case, additional sources of financing may not be available when needed or may not be available on acceptable terms.

We have commenced a major, company-wide project internally referred to as Program SOAR, an acronym for Systems Optimization And Re-engineering.  This program will focus on re-engineering our business processes to increase efficiency and on rationalizing our investment in production, distribution and administrative functionality to reduce the ongoing cost of supporting this infrastructure.

An operating team has been assigned to focus on nine initiatives that have been identified as major areas for profit improvement and cost reduction.  The operating team is being supported by a national consulting firm with significant experience in these types of programs in the baking and food industry.  The initial phase of this comprehensive review of operational processes has just been completed.  Direct costs of the three-year program are expected to be in the $50,000,000 range, with the majority of these costs related to software and hardware acquisition and consulting.  Fiscal 2003 cash needs for this program are estimated at $7,600,000.  As part of the program, additional costs are anticipated as we identify and implement strategies which are expected to provide future savings.  We plan to achieve positive cumulative cash flow from the program by the end of the third year.

During fiscal 2003, we are restructuring certain of our operations, closing five bakeries and 62 thrift stores.  The remaining cash costs of $3,171,000 unpaid at March 8, 2003 related to these restructurings are expected to be paid by the second quarter of fiscal 2004.  In addition, we expect to incur additional restructuring charges of approximately $4,000,000 during the fourth quarter of fiscal 2003 and further related costs in fiscal 2004 in connection with the restructurings and approximately 38 additional thrift store closings.  Also, as we continue to evaluate opportunities to reduce our manufacturing and distribution cost structures, we may incur additional restructuring charges in future periods.

As a result of the fiscal 2003 restructurings, we estimate pre-tax annual savings to be approximately $10,000,000 to $12,000,000 (approximately $6,000,000 to $7,500,000, net of income taxes).  Cost of products sold is anticipated to decline between $6,550,000 and $8,000,000, selling, delivery and administrative between $3,000,000 and $3,550,000 and approximately $450,000 will be a non-cash savings related to depreciation expense.  Future savings are difficult to estimate and could change depending on market conditions, consolidation difficulties or other factors.

On April 21, 2003, we amended certain financial covenants on our senior credit facilities. While we were in compliance with all covenant requirements, recent performance had raised the possibility that these requirements might not be satisfied going forward.  To avoid this possibility, we worked with our lenders to amend the credit facilities for future flexibility.  As part of our covenants, we are required to satisfy certain ratios related to net worth, interest coverage and leverage.  We have amended the interest coverage and leverage requirements for the next six quarters, or through the first quarter of fiscal 2005.  After six quarters, the covenant requirements will revert to the original agreements.  As a result of this amendment and a lowered senior security rating by a rating agency on April 22, 2003, we expect additional annual pre-tax interest expense of approximately $4,900,000.  However, the favorable impact on interest expense for fiscal 2004 related to the fiscal 2003 reclassification to interest expense of the loss on amended swap agreements (see Note 6 to the unaudited consolidated financial statements) is expected to offset a substantial portion of this increased interest expense.

We amended and extended some of our interest rate swap agreements during the first quarter of fiscal 2003.  Based upon current debt ratings, our current interest rate swap agreements fix interest rates on $440,000,000 from 4.97% to 7.66% with termination dates ranging from April 2004 to August 2004.

We have seen costs for some of our principal commodities, primarily sweeteners, cocoa, shortenings and natural gas, rise sharply during the past year and based upon current market conditions, we cannot be assured that these costs will return to more historically normal levels in the near future.  We currently have coverage on the majority of our major commodities through the first quarter of fiscal 2004 at costs exceeding those experienced in the prior fiscal year.  We have historically attempted to offset cost increases with selling price increases and operational efficiencies.  However, if we are not successful in offsetting these increases with pricing and efficiencies, such cost increases could have an adverse effect on our financial results.

The following is a summary of certain of our contractual obligations as of March 8, 2003 and the anticipated impact these obligations will have on future cash flows:

Payments Due By Fiscal Year Under Certain Contractual Obligations

Fiscal Year	Total	Revolving Credit Line(a)	Long Term Debt(a)	Capital Leases	Operating Leases(c)	Unconditional Purchase Obligations(b)
	(In thousands)
2003	$125,641	$—	$9,937	$589	$18,112	$97,003
2004	218,329	—	53,813	2,446	55,928	106,142
2005	119,499	—	58,500	3,747	40,670	16,582
2006	189,395	—	156,937	2,186	26,450	3,822
2007	262,070	35,000	208,500	1,213	17,357	—
Thereafter	76,880	—	53,688	—	23,192	—
Total	$991,814	$35,000	$541,375	$10,181	$181,709	$223,549

(a)                                  Borrowings under our senior secured credit facilities are secured by all of our accounts receivable and a majority of our owned real property, intellectual property and equipment.  The revolving credit line has a total capacity of $300,000,000 and allows up to $175,000,000 for letters of credit. We had borrowings outstanding of $35,000,000 under the revolving credit line and $122,330,000 in letters of credit outstanding as of March 8, 2003.

(b)                                 The unconditional purchase obligations represent advance purchase contracts for ingredients and packaging to assure supplies and limit price risks.

(c)                                  At March 8, 2003, we have in place various operating leases on equipment which guarantee the equipment’s residual fair market value at lease termination.  These leases were entered into on dates from June 1, 1998 through December 16, 2002 and expire on dates from June 30, 2003 through December 15, 2007.  The maximum potential amount of future guarantees is $12,896,000.  In accordance with FASB Interpretation No. 45, these guarantees have not been recorded on our consolidated balance sheet as of March 8, 2003, as they were in existence prior to the effective date of the interpretation.

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement, which supersedes SFAS No. 121 and was adopted by us at the beginning of fiscal 2003, provides revised guidance regarding the recognition and measurement of impairment losses related to certain long-lived assets and discontinued operations.  The adoption of this statement had no impact on our financial position or net income.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  In so doing, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, unless the criteria in APB No. 30 are met.  SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions and amends other existing authoritative pronouncements to make various technical corrections.  The provisions of SFAS No. 145 related to the amendment of SFAS No. 13 were effective for us for transactions occurring after May 15, 2002, while all other provisions of SFAS No. 145 were adopted by us effective with the beginning of fiscal 2003.  The adoption of the provisions of this statement had no impact on our financial position or net income.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for us for exit or disposal activities initiated after the beginning of the second quarter of fiscal 2003, the date of our adoption of this statement.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation clarifies disclosures required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees.  In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantees.  The recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for our third quarter fiscal 2003 consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires that the fair value of a liability for an asset retirement obligation be recognized when it is incurred.  The related asset retirement costs are capitalized as part of the long-lived asset’s carrying value.  SFAS No. 143 will be effective for us during fiscal 2004.  We are currently assessing the impact which the adoption of this statement will have on our consolidated financial statements, but we do not expect the impact to be material.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  The provisions of this statement are effective for interim and annual financial statements for periods beginning after December 15, 2002.  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Also, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We continue to apply APB No. 25 recognition and measurement principles, but will comply with the new disclosure requirements of this statement in the fourth quarter of fiscal 2003.

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

To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods.  A sensitivity analysis was prepared and, based upon our commodity-related derivatives positions as of March 8, 2003, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.

Interest rates.  We enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments.  Based upon current debt ratings, our current interest rate swap agreements fix interest rates on $440,000,000 from 4.97% to 7.66% with termination dates ranging from April 2004 to August 2004.  Based upon a sensitivity analysis at March 8, 2003, an assumed 10% adverse change in interest rates would not have a material impact on our fair values, future earnings or cash flows.

CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, we conducted an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date our principal executive officer and principal financial officer completed their evaluation.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q that are not historical statements are forward-looking statements within the meaning of federal securities laws.  These forward-looking statements include statements relating to: the closure or restructuring of non-performing thrift stores and redundant or less efficient bakeries and the cost and savings associated therewith; availability and costs of raw materials, packaging, fuels and utilities; our cash needs, including capital expenditures, dividends, debt repayment, capital lease obligations, Program SOAR and operating lease commitments; compliance with our credit facilities covenants; Program SOAR; long-term profitability and efficiency; general economic conditions; and the outcome of legal proceedings to which we are or may become a party.  These forward-looking statements are subject to numerous risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, but are not limited to, increased costs or delays in the review of our business model or other problems related thereto; the recent bankruptcy filing by Fleming Companies and other potential similar filings by customers; actions of competitors, including pricing policy and promotional spending; effectiveness of advertising and marketing spending; the availability and costs of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products; the effectiveness of hedging activities; the availability of capital on acceptable terms; changes in our business strategies, including our ability to continue to participate in industry consolidation and to integrate successfully businesses we acquire; expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives; changes in general economic and business conditions (including in the bread and sweet goods markets); changes in consumer tastes or eating habits; further consolidation in the food retail industry; future product recalls or safety concerns; costs associated with  environmental compliance and remediation; increased costs and uncertainties related to periodic renegotiation of union contracts; changes in our relationship with employees and the unions that represent them; actions of governmental entities, including regulatory requirements; the outcome of legal proceedings to which we are or may become a party; business disruption from terrorist acts, our nation’s response to such acts and acts of war; and other factors. We disclaim any intention or obligation to update or revise any forward-looking statements to reflect new information, future events or developments or otherwise, except as required by law. We have provided additional information in our Annual Report on Form 10-K for our fiscal year ended June 1, 2002 and Forms 10-Q for the quarters ended August 24, 2002 and November 16, 2002 filed with the Securities and Exchange Commission, which readers are encouraged to review, concerning other factors that could cause actual results to differ materially from those indicated in the forward-looking statements.

PART II

ITEM 1 - Legal Proceedings

In February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri.  Most of the complaints were brought on behalf of putative classes of shareholders who purchased or sold IBC stock between September 17, 2002 and December 17, 2002.  One complaint, however, is brought on behalf of a putative class beginning in April 2002 and several complaints seek to include shareholders who purchased or sold stock through February 11, 2003.  The complaints generally allege that certain of our press releases, SEC filings, and other public statements prior to a February 11, 2003 announcement reducing our guidance contained misrepresentations regarding our financial condition.  The complaints further allege that certain officers and directors improperly sold IBC shares at artificially inflated prices during the class period.  The cases seek compensatory damages (including interest), disgorgement of allegedly improper gains from insider stock sales, costs and expenses, and any other relief deemed proper by the court.  We have not yet been required to file answers to the complaints.  The litigation is in its preliminary stages and the amount of potential loss, if any, cannot reasonably be estimated.

Our Board of Directors has received a shareholder derivative demand requesting legal action by us in connection with sales of IBC shares  by certain current or former officers and directors.  The Board of Directors has appointed a Special Review Committee to evaluate the demand and to report to the Board.

The New York Stock Exchange also has notified us that its Market Trading Analysis Department is reviewing transactions in the common stock of IBC occurring prior to our February 11, 2003 reduction in guidance.  We have responded to the Exchange’s requests for information and expect to cooperate fully in that inquiry.

In November 1996 certain of our route sales representatives (“RSRs”) brought a class action on behalf of RSRs in the State of Washington, alleging that we had failed to pay required overtime wages under state law.  The case is captioned Santa Rosa, et al v.  Interstate Brands Corp., No. 51574-8-1 (D. Wa.).  The class in the case covers RSRs in the State of Washington who worked for us during all or part of the general period from November 1993 through the date of settlement.  The plaintiffs seek unpaid wages, with interest, and other relief deemed proper by the court.  During the quarter, we tentatively settled this class action with the plaintiffs for approximately $6.1 million, subject to notice to the class and final court approval.  A preliminary hearing regarding the settlement is scheduled for May 2, 2003, at which the court is expected to put in place a schedule for completing notice  and holding a final hearing on the merits of the settlement.  We have established reserves that are expected to sufficiently cover the anticipated costs of the settlement, if it is approved by the court. The amount of potential loss, should the settlement not receive court approval, cannot reasonably be estimated. We also have negotiated and put into effect a new union contract with the RSRs in the State of Washington that we expect to address this issue.  We have asked the State of Washington’s Department of Industry and Labor to review and approve the contract’s provision relating to overtime pay.

We are aware of two additional wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of RSRs. The case involving the putative class is captioned Ruzicka, et al. v. Interstate Brands Corp., et al., No. OCN-L-_03 (Sup. Ct., Ocean Cty, N.J.), and the other case is captioned McCourt, et al. v. Interstate Brands Corp., No. 03-220 (FLW) (D.N.J.).   We are also aware of an additional wage and hour case brought on behalf of a putative class of bakery production supervisors under federal law, captioned Anugweje v. Interstate Brands Corp., No. 2:03 cv 00385 (WGB) (D.N.J.).  These cases are in their preliminary stages and we have not filed answers to the complaints.  We are evaluating these cases and the amount of potential loss, if any, cannot reasonably be estimated.  No amount is currently reserved in the unaudited consolidated financial statements related to these matters.

On July 17, 2002, we were served with a state court complaint which is now pending in the United States District Court for the Northern District of Illinois, captioned Anael, et al. v. Interstate Brands Corporation and Interstate Bakeries Corporation, Case No. 2C 5192, filed by one employee and one former employee. This complaint arises, in part, from our removal of insulation alleged to have contained asbestos at one of our bakeries in January 1998. We have also been a defendant in other civil actions arising out of the situation described above. Of the civil actions, those remaining are Anael v. Interstate Brands Corporation, Case No. 00 C 6765, filed October 3, 2000, pending in the United States District Court, Northern District of Illinois; and a class action suit captioned Dennis Gianopolous, et al. v. Interstate Brands Corporation and Interstate Bakeries Corporation, Case No. 98 C 1073, filed February 2, 1998, pending  in the Circuit Court of Cook County Illinois.  These civil actions seek unspecified monetary damages, funds for medical monitoring and, in one case, damages under the Racketeer Influenced and Corrupt Organizations Act. In addition, related to the same facts, in 1998, the Des Plaines, Illinois office of the U.S. Department of Labor cited us, in Inspection Number 122496300, for alleged violation of the Occupational Safety and Health Act, and the office of the U.S. Attorney for the Northern District of Illinois in a joint investigation with Illinois officials began investigating the  possibility of criminal violations of the Clean Air Act.  The government closed the joint investigation without returning any indictments.  In addition, the State of Illinois filed a civil complaint against us alleging the insulation removal violated various provisions of the Illinois Environmental Protection Act.  This case was voluntarily dismissed; however, the State has recently sought to  refile it pending settlement negotiations.  In none of the foregoing cases has any court or governmental body made any factual finding of liability or violation of environmental regulations. Based upon our own investigation, including assistance from third party consultants, we believe that all of these matters are without merit. No amount is currently reserved in the unaudited consolidated financial statements related to these matters.

We are currently undergoing a multi-state abandoned property examination. We have provided and will continue to provide information requested by the states' reprentatives. No assessments related to this examination have been received at this point in time. We believe the ultimate outcome of this examination will not have a material adverse impact on our financial position or results of operations.

We are subject to various other routine legal proceedings, environmental actions and matters in the ordinary course of business, some of which may be covered in whole or in part by insurance.  In management’s opinion, none of these other matters will have a material adverse effect on our financial position, but could be material to net income or cash flows for a particular quarter or annual period.

ITEM 6 - Exhibits and Reports on Form 8-K

a)              Exhibits filed with this report:

Exhibit Number

Description

10.1

First Amendment, dated as of April 21, 2003, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent.

10.2	Employment Agreement dated as of March 8, 2003 by and between Michael D. Kafoure and Interstate Brands West Corporation.
10.3	Employment Agreement dated as of March 7, 2003 by and between Robert P. Morgan and Interstate Brands Corporation.
10.4	Employment Agreement dated as of March 18, 2003 by and between Richard D. Willson and Interstate Brands West Corporation.
10.5	Employment Agreement dated as of March 7, 2003 by and between Thomas S. Bartoszewski and Interstate Brands Corporation.
10.6	Management Continuity Agreement effective as of February 3, 2003 by and between James R. Elsesser and Interstate Bakeries Corporation.
10.7

Form of Management Continuity Agreement effective as of February 3, 2003 by and between Interstate Bakeries Corporation and Paul E. Yarick, Michael D. Kafoure, Kent B. Magill, Robert P. Morgan, Richard D. Willson and Thomas S. Bartoszewski.

99.1	Certification of James R. Elsesser pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Paul E. Yarick pursuant to 18 U.S.C. Section 1350.

b)                  Reports on Form 8-K

A report on Form 8-K (item 9) was filed on December 18, 2002 regarding expected earnings for fiscal 2003, ending May 31, 2003.

A report on Form 8-K (item 9) was filed on December 20, 2002 regarding the certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A report on Form 8-K (item 9) was filed on February 12, 2003 regarding expected earnings for fiscal 2003, ending May 31, 2003.

* * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Bakeries Corporation
(Registrant)

DATE: April 22, 2003	/s/ James R. Elsesser
James R. Elsesser
Chief Executive Officer (Principal Executive Officer)

DATE: April 22, 2003	/s/ Paul E. Yarick
Paul E. Yarick, Senior Vice President - Finance and Treasurer (Principal Financial Officer)

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

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003

/s/ James R. Elsesser
James R. Elsesser
Chief Executive Officer

I,              Paul E. Yarick, certify that:

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

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003

/s/ Paul E. Yarick
Paul E. Yarick
Senior Vice President -Finance and Treasurer