Form 10-K
period 2003-05-31
INTERSTATE BAKERIES CORP/DE/
filed 2003-08-22
CIK 829499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-11165

INTERSTATE BAKERIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	43-1470322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 East Armour Boulevard, Kansas City, Missouri	64111
(Address of principal executive offices)	(Zip Code)

(816) 502-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

The aggregate market value of the 35,092,242 shares of voting stock of the registrant held by non-affiliates, computed by reference to the $10.16 closing price of such stock on August 1, 2003 was $356,537,179. The aggregate market value of the 35,276,835 shares of voting stock of the registrant held by non-affiliates, computed by reference to the $25.05 closing price of such stock on November 15, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $883,684,717.

There were 44,804,515 shares of common stock, $0.01 par value per share, outstanding as of August 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference into Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) of this report.

INDEX

Forward-Looking Statements

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Annual Report on Form 10-K may be forward-looking statements within the meaning of federal securities laws. These forward-looking statements are not historical in nature and include statements relating to, among other things: strategic initiatives, including Program SOAR; advertising support and brand building; availability of raw materials, packaging, fuels and utilities; the costs associated with our business, including commodities, energy and employee costs; operating and financial benefits from our portfolio of brands, geographic diversity and distribution system; compliance with government regulations; revenues generated by our business, including the changing purchasing patterns of consumers and our ability to maintain market share; profitability; our cash needs, including capital expenditures, dividends, debt repayment and operating and capital lease commitments; the future payment of dividends; compliance with our senior credit facility covenants; outcome of legal proceedings to which we are or may become a party and general economic conditions. These forward-looking statements are subject to numerous risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, but are not limited to, increased costs or delays in Program SOAR or other problems related thereto; actions of competitors, including pricing policy and promotional spending; the availability and costs of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products; the effectiveness of hedging activities; increased pension, health care, workers’ compensation and other employee costs; the effectiveness of advertising and marketing spending; the availability of capital on acceptable terms; changes in general economic and business conditions (including in the bread and sweet goods markets); changes in consumer tastes or eating habits; any inability to protect our intellectual property rights; further consolidation in the food retail industry; future product recalls or safety concerns; expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives; changes in our business strategies; bankruptcy filings by customers; costs associated with environmental compliance and remediation; actions of governmental entities, including regulatory requirements; increased costs and uncertainties related to periodic renegotiation of union contracts; changes in our relationship with employees and the unions that represent them; the outcome of legal proceedings to which we are or may become a party, including the securities class actions filed after our February 11, 2003 press release; business disruption from terrorist acts, our nation’s response to such acts and acts of war; and other factors. These statements speak only as of the date of this Annual Report on Form 10-K, and we disclaim any intention or obligation to update or revise any forward-looking statements to reflect new information, future events or developments or otherwise, except as required by law. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Annual Report on Form 10-K. See “Business – Trends, Risks and Uncertainties.”

PART I

ITEM 1. BUSINESS

General

Interstate Bakeries Corporation, a Delaware corporation incorporated in 1987, is the largest wholesale baker and distributor of fresh baked bread and sweet goods in the United States. Unless otherwise noted, any reference to “IBC,” “us,” “we” and “our” refers to Interstate Bakeries Corporation and its subsidiaries, taken as a whole. We produce, market, distribute and sell a wide range of breads, rolls, snack cakes, donuts, sweet goods and related products. These products are sold under a number of national brand names, such as “Wonder®,” “Hostess®” and “Home Pride®,” as well as regional brand names, including “Butternut®,” “Dolly Madison®,” “Drake’s®” and “Merita®.” Based on independent, publicly available market data, “Wonder®” white bread is the number one selling branded bread sold in the United States and “Home Pride®” wheat bread is the number one selling wheat bread in the United States. “Hostess®” products, including “Twinkies®” and “HoHos®,” are among the leading snack cake products sold in the United States.

Our principal executive offices are located at 12 East Armour Boulevard, Kansas City, Missouri 64111, and our telephone number is (816) 502-4000.

We operate 58 bakeries and approximately 1,250 thrift stores and employ more than 34,000 people. We distribute our products in markets representing approximately 90% of the United States population. Our sales force delivers products directly from more than 1,000 distribution centers on approximately 9,300 delivery routes to more than 200,000 food outlets and stores.

We or our predecessors have baked and distributed fresh baked bread and sweet goods since 1927. We have grown to our present size primarily through acquisitions of other baking businesses. In 1998, we acquired the assets of J.J. Nissen Baking Companies, My Bread Baking Co. operation in New Bedford, Massachusetts, and the Drake’s Baking Company. In conjunction, we acquired such brand names as “Devil Dogs®,” “Ring Dings®,” “Yodels®” and “Yankee Doodles®.” Our acquisitions throughout the years have allowed us to increase scale, expand our product and brand portfolio and broaden our geographic presence.

Products and Brands

We produce, market, distribute and sell white breads, variety breads, crusty breads, reduced calorie breads, English muffins, croutons, rolls and buns under a number of well-known national brand names, including “Wonder®,” “Home Pride®,” “Bread du Jour®,” “Mrs. Cubbison’s®” and “Marie Callender’s®,” and regional brand names, including “Beefsteak®,” “Brown’s Classic®,” “Bunny®,” “Buttermaid®,” “Butternut®,” “Colombo®,” “Cotton’s® Holsum,” “Country Kitchen®,” “Di Carlo®,” “Eddy’s®,” “Emperor Norton®,” “Grandma Emilie’s®,” “Holsum®,” “J.J. Nissen®,” “Merita®,” “Millbrook Farms®,” “Parisian®,” “Roman Meal®,” “Sunbeam®,” “Sun-Maid®,” “Sweetheart®,” “Toscano®” and “Weber’s®.” Our snack cakes, donuts, sweet rolls, snack pies, breakfast pastries, variety cakes, large cakes and shortcakes are also sold under a number of well-known national and regional brand names, including “Hostess®,” “Drake’s®” and “Dolly Madison®.” Our various brands are positioned across a wide spectrum of consumer categories and price points.

We believe that our brand trademarks such as “Wonder®,” “Hostess®,” “Home Pride®,” “Butternut®” and “Dolly Madison®” and product trademarks such as “Twinkies®,” “HoHos®” and “Zingers®” are of material importance to our strategy of brand building. We take appropriate action from time to time against third parties to prevent infringement of our trademarks and other intellectual property. We also enter into confidentiality agreements from time to time with employees and third parties as necessary to protect formulas and processes used in producing our products. Some of our products are sold under brands that we have licensed from others on terms that are generally renewable at our discretion. These licensed brands include “Bunny®,” “Cotton’s® Holsum,” “Holsum®,” “Marie Callender’s®,” “Roman Meal®,” “Sunbeam®” and “Sun-Maid®.”

Marketing and Distribution

The majority of our bread sales are through national mass merchandisers and supermarkets, while our sweet goods are sold principally through national mass merchandisers, supermarkets and convenience stores. No single customer accounts for more than 10% of our net sales. Sweet goods sales tend to be somewhat seasonal, with historically weaker periods during summer months where hot weather prevails and during the winter holiday period, which we believe is attributable to altered consumption patterns during the holiday season. Sales of buns, rolls and shortcake products are historically higher in the spring and early summer months.

Our marketing and advertising campaigns are conducted through targeted television and radio advertising, coupons in newspapers and other printed media.

We distribute our products in markets representing approximately 90% of the United States population, with our strongest presence (as measured by sales, market share and number of facilities) in southern California, the Pacific northwest, the upper midwest, the northeast, the mountain states, the middle Atlantic states and Florida. With plants and distribution centers across the United States, we are located close to the major marketplaces enabling efficient delivery and superior customer service. We do not keep a backlog of inventory for the majority of our fresh bakery products, as they are generally promptly distributed to our customers after being produced.

Our fresh bakery products are delivered from our network of 58 bakeries to our more than 1,000 distribution centers. The products are then delivered primarily to national mass merchandisers, supermarkets and convenience stores by our sales force on our approximate 9,300 delivery routes. In accordance with industry practice, we repurchase dated and damaged products from most of our customers. Dated bread products are delivered to our approximately 1,250 thrift stores for retail sale. Thrift store sales represented approximately 13% of our net sales during the 52-week period ended May 31, 2003.

Sources and Availability of Raw Materials

The ingredients of bread and sweet goods, principally flour, yeast, sweeteners and edible oils, are readily available from numerous sources. Cocoa, an ingredient in some sweet goods, generally is available from limited sources. We are currently using a sole supplier for the ingredient used to produce fresh bread products under our extended shelf life program. We do not have a long-term supply contract with this supplier; however, we believe this is in our best interest because of rapidly changing technology in this area. We have identified alternative sources to produce this ingredient as well as alternative ingredients that we believe could produce the same results for our extended shelf life program. We utilize commodity hedging derivatives, including exchange traded futures and options on wheat, corn, soybean oil and certain fuels, to reduce our exposure to commodity price movements for future ingredient and energy needs. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed one year. We also purchase other major commodity requirements through advance purchase contracts, generally not longer than one year in duration, to lock in prices for raw materials. The balance of our commodity needs are purchased on the spot markets. Through our program of central purchasing of baking ingredients and packaging materials, we believe we are able to utilize our national presence to obtain competitive prices.

The prices for raw materials are dependent on a number of factors including the weather, crop production, transportation and processing costs, government regulation and policies and worldwide market supply of, and demand for, such commodities. Although commodity prices have been volatile and may continue to be volatile, historically we have attempted to recover the majority of our commodity cost increases through a combination of increasing prices, switching to a higher-margin revenue mix and obtaining additional operating efficiencies. However, under certain economic situations, including those experienced recently, price increases on our products have negatively impacted volume trends.

Employees

We employ more than 34,000 people. Approximately 80% of our employees are covered by one of our approximately 550 union contracts. Most of our unionized workers are members of either the International Brotherhood of Teamsters or the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union. Our union contracts are typically renegotiated once every three to five years. None of the individual collective bargaining agreements is material to our consolidated operations. However, because our union groups are concentrated in the two organizations listed, contract negotiations with any local unit can involve the threat of strike by other union members at other IBC facilities.

We believe that relations with our union and nonunion employees are generally good.

Competition

We face intense competition in all of our markets from large national bakeries, smaller regional operators, small retail bakeries, supermarket chains with their own bakeries, grocery stores with their own in-store bakery departments or private label products and diversified food companies. Competition is based on product quality, price, brand recognition and loyalty, effective promotional activities, access to retail outlets and sufficient shelf space and the ability to identify and satisfy emerging consumer preferences. Customer service, including responsiveness to delivery needs and maintenance of fully stocked shelves, is also an important competitive factor and is central to the competition for retail shelf space among bread and sweet goods distributors. Sara Lee Corporation, George Weston Limited, Flowers Foods, Inc. and Grupo Bimbo, S.A. are our largest bread competitors, each marketing bread products under various brand names. George Weston Limited, Grupo Bimbo, S.A., McKee Foods Corporation, Tasty Baking Company and Krispy Kreme Doughnuts, Inc. are our largest competitors with respect to sweet goods sales. From time to time we experience price pressure in certain of our markets as a result of competitors’ promotional pricing practices. However, we believe that our geographic diversity helps to limit the effect of regionally-based competition.

Governmental Regulation; Environmental Matters

Our operations are subject to regulation by various federal, state and local government entities and agencies. As a baker of fresh baked bread and sweet goods, our operations are subject to stringent quality, labeling and food supply protection standards, including the Federal Food and Drug Act and Bioterrorism Act of 2002. Our bakery operations and delivery fleet are subject to various federal, state and local environmental laws and workplace regulations, including the Occupational Safety and Health Act, the Fair Labor Standards Act, the Clean Air Act and the Clean Water Act. We believe that our current legal and environmental compliance programs adequately address our responsibilities under such laws and regulations and that we are in substantial compliance with such laws and regulations.

We have underground storage tanks at various locations throughout the United States that are subject to federal and state regulations establishing minimum standards for these tanks and, where necessary, remediation of associated contamination. On some parcels of owned real property, we discovered that underground storage tanks containing gasoline or diesel fuel had leaked and contaminated the adjacent soil. Typically, the discovery of these leaks and of the resulting soil contamination was made in connection with the sale of a property or the removal of an underground storage tank. When we discover that a leaking tank has contaminated a site, we take appropriate steps to clean up or remediate the site. On some sites, this process continues to the present time. In addition, the Environmental Protection Agency (EPA) has made inquiries into the refrigerant handling practices of companies in our industry. One of these companies entered into a negotiated settlement with the EPA and made a substantial settlement payment. We have received a request for information from the EPA relating to our handling of regulated refrigerants, which we use in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. In January 2002, the EPA offered a partnership program to members of the baking industry pursuant to which individual companies can elect to participate. Because we had previously received a request for information from the EPA, we were excluded from the program, which was recently modified to expand time frames and provide greater incentive for participation. We believe we should be allowed to participate in, and receive the benefits of, the program, and we plan to pursue this issue with the EPA. The EPA has not assessed any fines relating to our practices to date; however, the EPA may do so in the future. The EPA has recently announced a settlement with another member of our industry. If the EPA were to assess a fine against us in connection with our handling of these regulated refrigerants, we would vigorously challenge any such assessment. We also have received notices from the EPA, state agencies, and/or private parties seeking contribution, that we have been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) arising out of the alleged disposal of hazardous substances at certain disposal sites on properties owned or controlled by others. Because liability under CERCLA may be imposed retroactively without regard to fault, we may be required to share in the cleanup cost with respect to six “Superfund” sites. Our ultimate liability in connection with these sites may depend on many factors including the volume and types of materials contributed to the site, the number of other PRPs and their financial viability and the remediation methods and technology to be used.

While it is difficult to quantify the potential impact on our competitive position or the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of our management, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not be material to our overall financial position, but could be material to results of operations or cash flows for a particular quarter or annual period.

Availability of Reports; Website Access

Our Internet address is http://www.interstatebakeriescorp.com. Under the heading “SEC Filings” on our website, we provide a hyperlink to the 10kWizard.com website. Through that hyperlink, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Trends, Risks and Uncertainties

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem insignificant may also impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Problems related to Program SOAR could adversely affect financial condition and operations.

We are involved in a major, company-wide project that we refer to as Program SOAR, an acronym for Systems Optimization And Re-engineering, that is focusing on re-engineering our business processes in an effort to increase efficiency and on rationalizing our investment in production, distribution and administrative functionality to reduce the ongoing cost of supporting this infrastructure. Direct costs of the three-year program are expected to be approximately $55,000,000 with the majority of these costs related to software and hardware acquisition and consulting fees. Additional costs are anticipated as we identify and implement strategies that are designed to provide future savings. The costs associated with Program SOAR may exceed our estimates and may adversely impact our financial condition. We hope to achieve positive cumulative cash flow from the program by the end of fiscal 2005; however, there can be no assurance that this will be achieved. In addition, operations may be disrupted during the implementation of Program SOAR and we may encounter unforeseen problems with the reorganization, which could adversely affect our operations and financial results.

Competition could adversely impact operating results.

The baking industry is highly competitive. Some of our competitors are part of a larger affiliated group and could have greater financial resources than us. From time to time, we experience price pressure in certain of our markets as a result of our competitors’ promotional pricing practices. Increased competition could result in reduced sales, margins, profits and market share. See “Business - Competition.”

Increases in costs and/or shortages of raw materials, fuels and utilities could cause costs to increase.

The principal raw materials, including flour, yeast, sweeteners, cocoa and edible oils, used to bake our fresh bread and sweet goods and the paper, films and plastics used to package our products are subject to substantial price fluctuations. Commodity prices have been volatile and may continue to be volatile. Any substantial increase in the prices of raw materials may have an adverse impact on our profitability. We enter into contracts to be performed in the future, generally with a term of one year or less, to purchase raw materials at fixed prices to protect us against price increases. These contracts could cause us to pay higher prices for raw materials than are available in the spot markets. Our bakeries and other facilities also use natural gas, propane and electricity to operate. Our distribution operations use gasoline and diesel fuel to deliver our products. Substantial future increases in prices for, or shortages of, these fuels or electricity could have a material adverse effect on our operations and financial results. See “Business - Sources and Availability of Raw Materials.”

Increases in employee and employee-related costs could have adverse affects on our financial results.

Pension, health care and workers’ compensation costs have been increasing and may continue to increase. Any substantial increase in pension, health care or workers’ compensation costs may have an adverse impact on our profitability. In addition, a shortage of qualified employees or a substantial increase in the cost of qualified employees could have a material adverse effect on our operations and financial results.

We rely on the value of our brands, and the costs of maintaining and enhancing the awareness of our brands are increasing.

We believe that maintaining our brands is an important aspect of our efforts to attract and expand our consumer base. We intend to spend increasing amounts of money on, and devote greater resources to advertising, marketing and other brand-

building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of our brands in a cost effective manner, our business, operating results and financial condition would be harmed.

The terms of our indebtedness impose significant restrictions on our business.

The agreement governing our senior secured credit facility contains various covenants that limit our ability to, among other things, incur or become liable in respect of additional indebtedness; create or suffer to exist certain liens; enter into business combinations or asset sale transactions; make restricted payments, including dividends over a specified amount; make investments; enter into transactions with affiliates; and enter into new businesses.

These restrictions could limit our ability to obtain future financing, sell assets, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our senior secured credit facility also requires us to maintain specified financial ratios. Our ability to meet future financial ratios can be affected by events beyond our control, such as general economic conditions. Our failure to maintain any applicable financial ratios would prevent us from borrowing additional amounts under our senior secured credit facility and could result in a default under that facility, which could cause the indebtedness outstanding under the facility to become immediately due and payable. If we were unable to repay those amounts, the lenders under our senior secured credit facility could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral granted to them to secure that indebtedness. If the lenders under our senior secured credit facility were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness.

In addition, if we amend our debt agreements, we may incur additional debt fees and higher interest rates.

Economic downturns could cause consumers to shift their food purchases from branded products to lower priced items.

The willingness of consumers to purchase premium branded food products depends in part on national and local economic conditions. In periods of economic downturns or uncertainty, consumers may purchase more private label or other lower priced products. If this were to happen, our sales volume of higher margin branded products and our profitability could suffer accordingly.

Inability to anticipate changes in consumer preferences may result in decreased demand for products.

Our success depends in part on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences. Consumer preferences change, and our failure to anticipate, identify or react to these changes could result in reduced demand for our products, which could in turn cause our financial and operating results to suffer.

Our intellectual property rights are valuable and any inability to protect them could dilute our brand image and adversely affect our business.

We regard our copyrights, patents, trademarks, trade secrets and similar intellectual property as important to our success. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. In the event that any of our proprietary information is misappropriated, our business could be seriously harmed. For example, if we are unable to protect our trademarks from unauthorized use, our brand image may be harmed. Other parties may take actions that could impair the value of our proprietary rights or the reputation of our products. Any impairment of our brand image could cause our stock price to decline. Also, we may not be able to timely detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. In the event we are unable to enforce our intellectual property rights, our business could be adversely affected. In addition, protecting our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

Further consolidation in the food retail industry may adversely impact profitability.

As supermarket chains continue to consolidate and as mass merchants gain scale, our larger customers may seek more favorable terms for their purchases of our products, including increased spending on promotional programs. Sales to our larger customers on terms less favorable than our current terms could have an adverse effect on our profitability.

Future product recalls or safety concerns could adversely impact business and financial results.

We may be required to recall certain of our products should they be mislabeled, contaminated or damaged. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury, illness or death. A product recall or an adverse result in any such litigation could have a material adverse effect on our operating and financial results.

We could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of our products. Adverse publicity about the safety and quality of certain food products, such as the recent publicity about foods containing genetically modified ingredients, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.

A number of our brand names are owned, and products are produced and sold under these brand names, by third parties outside the United States. Product recalls or adverse publicity about the safety and quality of these products could discourage consumers from buying our products, which could have a negative effect on our business and financial results.

Government regulation could adversely impact operations.

Our operations and properties are subject to regulation by various federal, state and local government entities and agencies. Future compliance with or violation of such regulations, and future regulation by various federal, state and local government entities and agencies, which could become more stringent, may have a material adverse effect on our operations and financial results. For example, we are subject to federal, state and local environmental laws. We may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration and the EPA. We are unable to predict whether any agency will adopt any regulations that would have a material adverse effect on our operations.

Although we believe that our safety procedures for complying with environmental laws and regulations are adequate, the risk of accidental contamination or injury cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, if at all. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

In addition, we could also be subject to litigation arising out of government regulations, which could have a material adverse effect on our operations and financial results. See “Business - Governmental Regulation; Environmental Matters.”

Terms of collective bargaining agreements and labor disruptions could adversely impact operations.

Our operations could be adversely affected by our failure to reach agreement with labor unions representing our employees. In recent years, we have experienced work stoppages at a number of our bakeries, some of which have had an adverse impact on our operations. Our operations also could be adversely affected by terms of collective bargaining agreements that prevent us from competing effectively. See “Business - Employees.”

ITEM 2. PROPERTIES

Bakeries

We own and operate 58 bakeries in the following locations:

Birmingham, Alabama	New Bedford, Massachusetts
Anchorage, Alaska	Grand Rapids, Michigan
Glendale, California	Boonville, Missouri
Los Angeles, California (3)	Springfield, Missouri
Oakland, California	St. Louis, Missouri
Pomona, California	Billings, Montana
Sacramento, California	Henderson, Nevada
San Diego, California	Wayne, New Jersey
San Pedro, California	Buffalo, New York
San Francisco, California (2)	Jamaica, New York
Denver, Colorado	Charlotte, North Carolina
Jacksonville, Florida	Rocky Mount, North Carolina
Miami, Florida	Akron, Ohio
Orlando, Florida	Cincinnati, Ohio
Columbus, Georgia	Columbus, Ohio
Decatur, Illinois	Defiance, Ohio
Hodgkins, Illinois	Northwood, Ohio
Peoria, Illinois	Tulsa, Oklahoma
Schiller Park, Illinois	Philadelphia, Pennsylvania
Columbus, Indiana	Florence, South Carolina
Indianapolis, Indiana	Knoxville, Tennessee
Davenport, Iowa	Memphis, Tennessee
Waterloo, Iowa	Ogden, Utah
Emporia, Kansas	Salt Lake City, Utah
Lenexa, Kansas	Lakewood, Washington
Alexandria, Louisiana	Seattle, Washington
Monroe, Louisiana	Milwaukee, Wisconsin
Biddeford, Maine

During fiscal 2003, we completed the conversion of our facility in Henderson, Nevada to a bakery. We also completed upgrades to our Orlando, Florida; Tulsa, Oklahoma and Birmingham, Alabama bakeries.

Other Properties

We operate more than 1,000 distribution centers and approximately 1,250 thrift stores which are located throughout our distribution area. Generally, each thrift store is between 500 and 2,000 square feet in size. Most of the stores are located at our distribution centers, with the remainder located along our distribution routes. The majority of our distribution centers and thrift stores are leased facilities.

ITEM 3. LEGAL PROCEEDINGS

In February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri. The lead case is known as Smith, et al. v. Interstate Bakeries Corp., et al., No. 4:03-CV-00142 FJG (W.D. Mo.). Most of the complaints were brought on behalf of putative classes of shareholders who purchased or sold IBC stock between September 17, 2002 and December 17, 2002. One complaint, however, is brought on behalf of a putative class beginning in April 2002 and several complaints seek to include shareholders who purchased or sold stock through February 11, 2003. The complaints generally allege that certain of our press releases, SEC filings and other public statements prior to a February 11, 2003 press release reducing our guidance contained misrepresentations regarding our financial condition. The complaints further allege that certain officers and directors improperly sold IBC shares at artificially inflated prices during the class period. The cases seek compensatory damages (including interest), disgorgement of allegedly improper gains from insider stock sales, costs and expenses and any other relief deemed proper by the court. The seven cases have been assigned to a single judge, and we have agreed with the plaintiffs that the cases should be consolidated. The Court, however, has not yet acted to implement the parties’ agreement. We have not yet been required to file answers to the complaints. The litigation is in its preliminary stages and the amount of potential loss, if any, cannot reasonably be estimated.

In June 2003 a purported shareholder derivative lawsuit was filed in Missouri state court against certain current and former officers and directors of IBC, seeking damages and other relief. In the case, which is captioned Miller v. Coffey, et al., No. 03-CV-216141 (Cir. Ct., Jackson Cty.), plaintiffs allege that the defendants in this action breached their fiduciary duties to IBC by using material non-public information about IBC to sell IBC stock at prices higher than they could have obtained had the market been aware of the material non-public information. Our board of directors previously had received a shareholder derivative demand from the plaintiffs in the June 2003 derivative lawsuit, requesting legal action by us against certain officers and directors of IBC. In response, the board of directors has appointed a Special Review Committee to evaluate the demand and to report to the board. That review is ongoing.

The New York Stock Exchange has notified us that its Market Trading Analysis Department is reviewing transactions in the common stock of IBC occurring prior to our February 11, 2003 reduction in guidance. We have responded to the Exchange’s requests for information and expect to cooperate fully in that inquiry.

In November 1996 certain of our route sales representatives (RSRs) brought a class action on behalf of RSRs in the State of Washington, alleging that we had failed to pay required overtime wages under state law. The case is captioned Santa Rosa, et al. v. Interstate Brands Corp., No. 51574-8-1 (D.Wa.). The class in the case covers RSRs in the State of Washington who worked for us during all or part of the general period from November 1993 through the date of the settlement. The plaintiffs seek unpaid wages, with interest, and other relief deemed proper by the court. During the third quarter, we tentatively settled this class action with the plaintiffs for approximately $6,100,000, subject to notice to the class and final court approval. On July 25, 2003, the court approved the settlement. There is, however, a 30-day period for appeal. We have established reserves that will sufficiently cover the anticipated costs of the settlement. We also have negotiated and put into effect a new union contract with the RSRs in the State of Washington that we expect to address this issue. We have asked the State of Washington’s Department of Industry and Labor to review and approve the contract’s provision relating to overtime pay.

We are aware of two additional wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of RSRs. The case involving the putative class is captioned Ruzicka, et al. v. Interstate Brands Corp., et al., No. 03-CV 2846 (FLW) (Sup. Ct., Ocean City, N.J.), and the other case is captioned McCourt, et al. v. Interstate Brands Corp., No. 1-03-CV-00220 (FLW) (D.N.J.). We are also aware of an additional wage and hour case brought on behalf of a putative class of bakery production supervisors under federal law, captioned Anugweje v. Interstate Brands Corp., 2:03 CV 00385 (WGB) (D.N.J.). These cases are in their preliminary stages. We are evaluating these cases and the amount of potential loss, if any, cannot reasonably be estimated.

On July 17, 2002, we were served with a state court complaint which is now pending in the United States District Court for the Northern District of Illinois, captioned Anael, et al. v. Interstate Brands Corporation and Interstate Bakeries Corporation, Case No. 2C 5192, filed by one employee and one former employee. This complaint arises, in part, from our removal of insulation alleged to have contained asbestos at one of our bakeries in January 1998. We have also been a defendant in other civil actions arising out of the situation described above. Of the civil actions, those remaining are Anael v. Interstate Brands Corporation, Case No. 00 C 6765, filed October 3, 2000, pending in the United States District Court, Northern District of Illinois; and a purported class action suit captioned Dennis Gianopolous, et al. v. Interstate Brands Corporation and Interstate Bakeries Corporation, Case No. 98 C 1073, filed February 2, 1998, pending in the Circuit Court of Cook County Illinois. These civil actions seek unspecified monetary damages, funds for medical monitoring and, in one case, damages under the Racketeer Influenced and Corrupt Organizations Act. In addition, related to the same facts, in 1998, the office of the U.S. Attorney for the Northern District of Illinois in a joint investigation with Illinois officials began investigating the possibility of criminal violations of the Clean Air Act. The government closed the joint investigation without returning any indictments. In addition, the State of Illinois filed a civil complaint against us alleging the insulation removal violated various provisions of the Illinois Environmental Protection Act. This case was voluntarily dismissed; however, the State has recently sought to refile it pending settlement negotiations. In none of the foregoing cases has any court or governmental body made any factual finding of liability or violation of environmental regulations. Based upon our own investigation, including assistance from third party consultants, we believe that all of these matters are without merit. The amount of potential loss, if any, cannot reasonably be estimated.

We have received a request for information from the EPA relating to our handling of regulated refrigerants, which we use in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. See “Business - Governmental Regulation; Environmental Matters.” The amount of potential loss, if any, cannot reasonably be estimated.

On June 11, 2003 the South Coast Air Quality Management District in California issued a Notice of Violation alleging that we had failed to operate catalytic oxidizers on bakery emissions at our Pomona, California facility in accordance with the conditions of that facility’s Clean Air Act Title V Permit. Among other things, that permit requires that the operating temperatures of the catalytic oxidizers be at least 550 degrees Fahrenheit. Under the South Coast Air Quality Management District rules, violations of permit conditions are subject to penalties of up to $1,000 per day, for each day of violation. The Notice of Violation alleges we were in violation of the permit for approximately 838 days from September 1999 through June 2003. We are in the preliminary stage of investigating the alleged violation of the permit conditions and are unable to reasonably estimate what the potential cost of any penalties or demands relating to the Notice of Violation ultimately may be.

We currently are undergoing a multi-state abandoned property examination. We have provided and will continue to provide information requested by the states’ representatives. No assessments related to this examination have been received at this point in time. We believe the ultimate outcome of this examination will not have a material adverse impact on our financial position or net income.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “IBC.” The table below presents the range of high and low closing sales prices of our common stock by quarter for each fiscal quarter in fiscal 2003 and 2002, as well as the dividends paid on our stock in each such quarter:

Stock Price

Fiscal Year	Quarter	High	Low	Cash Dividends
2003	1	$29.10	$24.35	$0.07
	2	27.00	22.75	0.07
	3	24.88	9.27	0.07
	4	12.98	9.03	0.07

2002	1	24.87	15.01	0.07
	2	25.50	22.98	0.07
	3	25.97	23.24	0.07
	4	28.45	23.60	0.07

As of August 1, 2003, we had issued and outstanding 44,804,515 shares of our common stock, which were held of record by 2,335 persons (excluding account holders in our 1991 Employee Stock Purchase Plan).

Our board of directors has no present plan to discontinue or reduce the payment of quarterly dividends. However, if cash flow from operations is not sufficient to allow for payment of additional common stock dividends in fiscal 2004, such dividends may be discontinued. Any payment of quarterly dividends ultimately will depend upon such factors as our financial condition, results of operations and current and anticipated cash needs, including capital requirements.

Our senior secured credit agreement limits the aggregate amount of payments we can make relating to the payment of cash dividends on common stock and common stock repurchases. The amount of this aggregate limit varies over time and is equal to $100,000,000 plus 50% of consolidated net income for the period beginning on June 3, 2001 and ending on the last day of the most recent fiscal quarter for which financial statements have been delivered to the lenders pursuant to the senior secured credit facilities agreement. The one-time purchase of 7,348,154 shares of our common stock on April 25, 2002 was specifically allowed by the senior secured credit agreement and was not subject to, and did not count against, this aggregate limit. At May 31, 2003, we had the availability under our senior secured credit facilities agreement for up to $121,100,000 of additional payments of cash dividends on common stock and common stock repurchases subject to compliance with the other covenants.

Certain information required by this Item is incorporated herein by reference to the information under the “Equity Compensation Plan Information” caption in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 6. SELECTED FINANCIAL DATA

INTERSTATE BAKERIES CORPORATION

FIVE-YEAR SUMMARY OF FINANCIAL DATA

	(In Thousands, Except Per Share Data)				52 Weeks Ended May 29, 1999
	52 Weeks Ended May 31, 2003(1)(2)	52 Weeks Ended June 1, 2002(2)(3)	52 Weeks Ended June 2, 2001	53 Weeks Ended June 3, 2000
Statements of Income

Net sales	$3,525,780	$3,531,623	$3,474,643 (4)	$3,503,759 (4)	$3,454,711 (4)
Operating income	83,268	147,357	147,103	170,398	224,477
% of net sales	2.4%	4.2%	4.2%	4.9%	6.5%
Net income	$27,450	$69,789	$61,125	$89,388	$126,155
% of net sales	0.8%	2.0%	1.8%	2.6%	3.7%
Earnings per share:
Basic	$0.62	$1.39	$1.13	$1.31	$1.76
Diluted	0.61	1.36	1.13	1.31	1.74
Common stock dividends per share	0.28	0.28	0.28	0.28	0.28
Weighted average common shares outstanding:
Basic	44,599	50,091	54,110	68,156	71,662
Diluted	45,185	51,299	54,296	68,356	72,483

Balance Sheets

Total assets	$1,645,691	$1,602,942	$1,623,496	$1,651,925	$1,680,775
Long-term debt, excluding current maturities	528,771	581,438	555,937	385,000	369,000
Stockholders’ equity	325,757	301,230	392,805	591,677	603,803
Debt to total capital	61.9%	65.9%	58.6%	39.4%	37.9%

(1)	Fiscal 2003 operating income includes restructuring charges of $9,910,000, or $0.14 per diluted share, relating to certain closings and restructurings of bakeries and thrift stores and other charges of $3,591,000, or $0.05 per diluted share, relating to the common stock award made on October 1, 2002 to IBC’s retiring Chief Executive Officer.
(2)	Fiscal 2003 and 2002 results include the effect of adopting Statement of Financial Accounting Standards No. 142, which eliminated the amortization of purchased goodwill and other intangible assets with indefinite useful lives. See Note 8 to our consolidated financial statements for information related to the impact of the adoption.
(3)	Fiscal 2002 operating income includes other charges of $25,700,000, amounting to $0.31 per diluted share, related to the closure of a bakery and the settlement of employment discrimination litigation.
(4)	Fiscal 2001 and 2000 net sales have been adjusted for our fiscal 2002 adoptions of Emerging Issues Task Force (EITF) consensus No. 00-14 and EITF consensus No. 00-25 (updated by EITF No. 01-9) related to the classification of sales incentive costs, such as coupons, and the classification of consideration given to customers in order to improve our shelf space and shelf position and for in-store marketing programs, respectively. Fiscal 1999 net sales have been adjusted for EITF No. 00-14 only, as the information required for the EITF No. 00-25 reclassification was not available. The adoption of these new accounting pronouncements, which required us to reclassify the specified costs to net sales from selling, delivery and administrative expenses, had no impact on our net income for any period presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Interstate Bakeries Corporation is the largest wholesale baker and distributor of fresh baked bread and sweet goods in the United States, producing, marketing, distributing and selling a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products. Our various brands are positioned across a wide spectrum of consumer categories and price points. We operate 58 bakeries and approximately 1,250 thrift stores located in strategic markets throughout the United States. Our sales force delivers baked goods from our more than 1,000 distribution centers to more than 200,000 food outlets and stores on approximately 9,300 delivery routes.

Our net sales are affected by various factors, including our marketing programs, competitors’ activities and consumer preferences. See “Business – Trends, Risks and Uncertainties.” We recognize sales, net of estimated credits for dated and damaged products, when our products are delivered to our customers.

Our cost of products sold consists of employee costs, ingredients, packaging, energy and other production costs. The primary ingredients used in producing our products are flour, yeast, sweeteners, edible oils and the ingredients used to produce our extended shelf life products. See “Business – Trends, Risks and Uncertainties.”

Our selling, delivery and administrative expenses include the employee costs and transportation costs of delivering our product to our customers; the employee costs, occupancy and other selling costs of our thrift stores; the costs of marketing our products and other general sales and administrative costs not directly related to production. See “Business – Trends, Risks and Uncertainties.”

We end our fiscal year on the Saturday closest to the last day of May. Consequently, most years contain 52 weeks of operating results while every fifth or sixth year includes 53 weeks. In addition, each quarter of our fiscal year represents a period of 12 weeks, except the third quarter, which covers 16 weeks, and the fourth quarter of any 53-week year, which covers 13 weeks.

SIGNIFICANT EVENTS IN FISCAL 2003

Fiscal 2003 was a challenging year for us. We saw volume declines in both branded cake and branded bread sales. We also experienced increased costs on numerous fronts, most notably health care and commodities, primarily sweeteners, cocoa, edible oils and natural gas. See “Results of Operations” regarding the impact of these items on our fiscal 2003 operating results.

In response to these trends, we commenced a major, company-wide project internally referred to as Program SOAR, an acronym for Systems Optimization And Re-engineering. This program was instituted to focus on re-engineering our business processes to increase efficiency and on rationalizing our investment in production, distribution and administrative functionality to reduce the ongoing cost of supporting this infrastructure. See “Cash Resources and Liquidity” regarding future costs and savings from Program SOAR.

During fiscal 2003, we initiated plans to restructure certain of our operations by closing five bakeries and 96 thrift stores. We expect to incur additional restructuring charges in an as yet unknown amount in fiscal 2004 in connection with these activities. Also, as we continue to evaluate opportunities to reduce our manufacturing and distribution cost structures under our Program SOAR initiative, we may incur additional restructuring charges in future periods. See “Cash Resources and Liquidity” regarding future savings from these restructurings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are discussed in Note 1 to our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. These estimates and assumptions are evaluated on an on-going basis and are based upon many factors, including historical experience, consultation with outside professionals, such as actuaries, and management’s judgment. Actual results could differ from any estimates made and results could be materially different if different assumptions or conditions were to prevail.

We believe the following represents our critical accounting policies and estimates, involving those areas of financial statement preparation which are most important to the portrayal of our financial condition and results and which require management’s most difficult, subjective and complex judgments.

Reserves for self-insurance and postretirement benefits. We retain various levels of insurance risks related to active employee health care costs, workers’ compensation claims, liability insurance claims and postretirement health care costs. Many of our workers’ compensation and liability losses are covered under conventional insurance programs with high deductible limits. We are self-insured, with some stop-loss protection, for other losses and for health care costs. We also actively pursue programs intended to effectively manage the incidence of workplace injuries. Reserves for reported but unpaid losses, as well as incurred but not reported losses, related to our retained risks are calculated based upon loss development factors, as well as other assumptions considered by management, including assumptions provided by our external insurance brokers, consultants and actuaries. The factors and assumptions used are subject to change based upon historical experience, as well as changes in expected cost trends, particularly health care, as well as discount rates and other factors.

The reserves, including both the current and long-term portions, recorded by us for these liabilities amounted to $253,873,000 and $212,604,000 at May 31, 2003 and June 1, 2002, respectively. The increase in these reserves from fiscal 2002 to 2003 was attributable in large part to changes in experience factors and expected cost trends related primarily to health care costs.

Long-lived assets. Property and equipment purchases are recorded at cost or fair market value when acquired as part of a business acquisition. These assets are depreciated based on useful lives, developed by historical experience and management’s judgment.

We assess the net realizable value of our long-lived assets whenever events occur which indicate that the carrying value of an asset may be impaired. The assessment involves comparing the asset’s estimated fair value to its carrying value, with the impairment loss measured as the amount by which the carrying value exceeds the fair value of the asset. Goodwill and other intangible assets with indefinite lives, principally trademarks and trade names acquired in business acquisitions, are no longer amortized due to our adoption of Statement of Financial Accounting Standards (SFAS) No. 142 during the first quarter of fiscal 2002. In addition, during fiscal 2003 we have performed impairment tests of goodwill and other intangible assets with indefinite useful lives and determined that no impairments existed. In accordance with SFAS No. 142, we must assess our goodwill and other intangibles with indefinite useful lives for impairment at least annually.

Long-lived assets recorded in our consolidated financial statements at May 31, 2003, include $853,473,000 of net property and equipment, $215,346,000 of goodwill and $180,464,000 of other intangible assets with indefinite lives, while amounts of $845,005,000, $215,346,000 and $176,044,000, respectively, were recorded at June 1, 2002.

Derivative instruments. We use derivative instruments, including exchange traded futures and options on wheat, corn, soybean oil and certain fuels and forward purchase contracts on many ingredient, packaging and energy needs, to manage the price and supply risks associated with these commodities. When possible, we establish hedging positions that qualify for hedge accounting treatment. However, we may from time-to-time enter into contracts for economic reasons which do not qualify for hedge accounting treatments or market conditions may occur which render our hedging strategies ineffective and thus not qualified for further hedge accounting treatment. If either of these scenarios occur, the related hedged positions must be marked-to-market as of the end of each quarter in which the positions exist. As the commodities underlying our hedges can experience significant price fluctuations, any requirement to marked-to-market the related hedged positions could result in significant volatility in our costs of products sold and delivery costs recorded in our consolidated statements of income.

Restructuring charges. Costs associated with any plan to reorganize our operational infrastructure are generally identified and reported as other charges in our consolidated statements of income. These reorganizing efforts include the closure of a bakery; the partial shut down of a bakery’s production; the closing of distribution and thrift store operations; relocation of bakery equipment, production or distribution to another facility; centralization of work effort and other organizational changes. Costs associated with restructurings are expensed when the related liability is incurred. Management judgments are made with regard to the incurrence of restructure-related liabilities, as well as impairment of long-term assets as described above.

We incurred restructuring charges during fiscal 2003 and 2002 and anticipate additional such charges in future years.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and was effective for us for exit or disposal activities initiated after the beginning of the second quarter of fiscal 2003, the date of our adoption of this statement.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies disclosures required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees. In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing these guarantees. The recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective for our third quarter fiscal 2003 consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The provisions of this statement are effective for interim and annual financial statements for periods beginning after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to apply APB No. 25 recognition and measurement principles, but have complied with the new disclosure requirements of this statement.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires that the fair value of a liability for an asset retirement obligation be recognized when it is incurred. The related asset retirement costs are capitalized as part of the long-lived asset’s carrying value. SFAS No. 143 will be effective for us during fiscal 2004. We currently are assessing the impact which the adoption of this statement will have on our consolidated financial statements, but we do not expect the impact to be material.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 will be effective for us during fiscal 2004. We currently are assessing the impact which the adoption of this statement will have on our consolidated financial statements, but we do not expect the impact to be material.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We currently are assessing the impact which the adoption of this statement will have on our consolidated financial statements, but we do not expect the impact to be material.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 revises the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective for us at the beginning of the first interim period beginning after June 15, 2003. We currently are assessing the impact which the adoption of this statement will have on our consolidated financial statements, but we do not expect the impact to be material.

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2003, 2002 and 2001, the relative percentages that certain income and expense items bear to net sales:

	52 Weeks Ended May 31, 2003	52 Weeks Ended June 1, 2002	52 Weeks Ended June 2, 2001
Net sales	100.0%	100.0%	100.0%
Cost of products sold	49.2	47.4	47.6
Selling, delivery and administrative expenses	45.4	44.9	45.0
Other charges	0.4	0.7	—
Depreciation and amortization	2.6	2.8	3.2

Operating income	2.4	4.2	4.2
Interest expense – net	1.2	1.1	1.3

Income before income taxes	1.2	3.1	2.9
Income tax expense	0.4	1.1	1.1

Net income	0.8%	2.0%	1.8%

Fiscal 2003 Compared to Fiscal 2002

Net sales. Net sales for the 52 weeks ended May 31, 2003, were $3,525,780,000, a decrease of $5,843,000, or 0.2%, from net sales of $3,531,623,000 for the 52 weeks ended June 1, 2002. The decline in net sales in fiscal 2003 reflected a unit volume decline of approximately 1.6%, partially offset by price increases of less than 1.0% compared to fiscal 2002.

Gross profit. Gross profit was $1,791,286,000, or 50.8% of net sales, for fiscal 2003, down from $1,856,119,000, or 52.6% of net sales, in fiscal 2002. Our fiscal 2003 gross profit margins were negatively impacted by higher ingredient costs, including cocoa, sweeteners, edible oils and the ingredient costs associated with producing our extended shelf life products. The increase in ingredient costs accounted for 0.9% of our gross profit decline as a percent of net sales for fiscal 2003. In addition, higher employee costs for health care, pension benefits and workers’ compensation claims accounted for 0.7% of the gross profit decline as a percent of net sales for fiscal 2003. The remaining variances for fiscal 2003 were composed of items that represented 0.1% or less of net sales.

Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were $1,599,340,000, representing 45.4% of net sales, for fiscal 2003, up somewhat from fiscal 2002’s selling, delivery and administrative expenses of $1,587,719,000, or 44.9% of net sales. Higher costs for employee benefits, principally health care and pension, and workers’ compensation claims, were responsible for 0.7% of the increase as a percent of net sales for fiscal 2003. Partially offsetting these increases was a 0.2% reduction on a percent of net sales basis in advertising expense for fiscal 2003. The remaining variances for fiscal 2003 were composed of items that represented 0.1% or less of net sales.

Other charges. During fiscal 2003, we incurred restructuring charges of $9,910,000 related to closures of five bakeries and 96 thrift stores and restructurings of several other bakeries. Approximately $7,710,000 represents severance and other cash costs and $2,200,000 represents impairment of bakery machinery and equipment. As part of various initiatives intended to reduce our manufacturing and distribution cost structures, the completion of our new bakery in Henderson, Nevada, as well as improvements to several other facilities, allowed us to close less efficient operations.

The severance charge for fiscal 2003 is associated with the involuntary employee separation of approximately 550 employees. As of May 31, 2003, 475 employee separations had been completed. We anticipate employee separations to be completed by the end of the second quarter of fiscal 2004. See the “Cash Resources and Liquidity” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding future expected restructuring charges.

Also, in fiscal 2003, other charges included an October 1, 2002 fully vested common stock award of $3,591,000 to our former Chief Executive Officer.

Other charges of $25,700,000 incurred in fiscal 2002 related to the closure of a bakery and the settlement of employment discrimination litigation.

Operating income. Operating income for fiscal 2003 was $83,268,000, or 2.4% of net sales, down from the prior year’s operating income of $147,357,000, or 4.2% of net sales. As mentioned above, we incurred $13,501,000 in other charges in fiscal 2003. We incurred other charges of $25,700,000 in fiscal 2002.

Interest expense. Interest expense for fiscal 2003 was $40,262,000, up $2,996,000 from interest expense in fiscal 2002 of $37,266,000. The impact on interest expense of slightly higher borrowing levels during fiscal 2003 was offset by the impact of slightly lower interest rates. In addition, during fiscal 2003, we reclassified $3,872,000 to interest expense from other comprehensive loss resulting from the amendment of some of our interest rate swap agreements (see Note 3 to our consolidated financial statements).

Income tax expense. The effective income tax rates were 36.3% and 36.8% for fiscal 2003 and fiscal 2002, respectively.

Net income. Net income for fiscal 2003 was $27,450,000, or $0.61 per diluted share, compared to net income of $69,789,000, or $1.36 per diluted share in fiscal 2002. Included in the fiscal 2003 results were restructuring charges of $0.14 per diluted share and other charges amounting to $0.05 per diluted share. Included in the fiscal 2002 results were other charges amounting to $0.31 per diluted share.

Fiscal 2002 Compared to Fiscal 2001

Net sales. Net sales for the 52 weeks ended June 1, 2002, were $3,531,623,000, an increase of $56,980,000, or 1.6%, over net sales of $3,474,643,000 for the 52 weeks ended June 2, 2001. Improved unit volume during the latter half of fiscal 2002 accounted for approximately 1.1% of this increase, while slightly higher selling prices for fiscal 2002 accounted for approximately 0.5% of the increase.

Gross profit. Gross profit was $1,856,119,000, or 52.6% of net sales, for fiscal 2002, up from $1,822,125,000, or 52.4% of net sales, in fiscal 2001. Our gross profit margins were favorably impacted by savings from producing less product because of higher customer sell-through percentages of our products, as well as operational efficiencies and somewhat lower energy costs. The need to produce less product is a result of our new extended shelf life, or ESL, program. Partially offsetting the favorable impact of these items were higher ingredient costs, due in part to the ESL program, and employee benefits, principally health care and pension costs. These items were less than 0.1% of net sales.

Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were $1,587,719,000, representing 44.9% of net sales, for fiscal 2002, up slightly from fiscal 2001’s selling, delivery and administrative expenses of $1,564,923,000, or 45.0% of net sales. This slight improvement as a percentage of net sales reflects the favorable impact of a reduced number of delivery routes resulting from our ESL program and lower energy costs of 0.3% as a percent of net sales, offset by higher employee benefit costs of 0.3% as a percent of net sales.

Other charges. Other charges of $25,700,000 in fiscal 2002 relate to the closure of a bakery and the settlement of employment discrimination litigation.

Depreciation and amortization. Depreciation and amortization was $95,343,000 for fiscal 2002, down $14,756,000 from $110,099,000 in fiscal 2001. The primary reason for this decrease was our adoption on June 3, 2001 of SFAS No. 142, which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. For further information regarding the impact of this accounting change, see Note 8 to our consolidated financial statements.

Operating income. Based upon the above factors, operating income for fiscal 2002 was $147,357,000, or 4.2% of net sales, compared to fiscal 2001’s operating income of $147,103,000, or 4.2% of net sales. As mentioned above, we incurred $25,700,000 in other charges in fiscal 2002.

Interest expense. Interest expense for fiscal 2002 was $37,266,000, decreasing $9,820,000 from interest expense in fiscal 2001 of $47,086,000. This decline reflects lower borrowing levels throughout most of fiscal 2002, as well as somewhat lower interest rates.

Income tax expense. The effective income tax rates were 36.8% and 39.2% for fiscal 2002 and fiscal 2001, respectively. The rate for fiscal 2001 included 2.4% related to nondeductible intangibles amortization. We did not amortize these intangibles during fiscal 2002, due to our adoption of SFAS No. 142 in the first quarter.

Net income. Net income for fiscal 2002 was $69,789,000, or $1.36 per diluted share, compared to net income of $61,125,000, or $1.13 per diluted share in fiscal 2001. Included in the fiscal 2002 results were other charges amounting to $0.31 per diluted share. The effect on fiscal 2001 net income relating to the adoption of SFAS No. 142 during fiscal 2002, as discussed above, was $0.20 per diluted share.

CASH RESOURCES AND LIQUIDITY

Cash from operating activities for fiscal 2003 was $156,419,000, down $43,304,000 from cash generated in fiscal 2002 of $199,723,000. This decrease was primarily attributable to lower net income. Cash from operating activities, along with proceeds from stock option exercises, was used to fund capital expenditures of $98,849,000, purchase software of $7,487,000, pay common stock dividends of $12,539,000 and reduce debt outstanding by $47,596,000.

Our planned cash needs for fiscal 2004 include approximately $219,029,000, consisting of $53,813,000 of required debt repayments, $2,446,000 of obligations under capital leases, $60,270,000 of obligations under operating leases, $12,500,000 of common stock dividends and $90,000,000 of capital expenditures, including those related to Program SOAR. We believe cash from ongoing operations, along with our borrowing capacity under our credit facilities, will be sufficient to fund our currently anticipated cash needs through fiscal 2004. If we are not able to fund our requirements through cash flow from operations, we may seek additional sources of financing. In either case, additional sources of financing may not be available when needed or may not be available on acceptable terms. In addition, we may purchase up to 7,400,000 shares under our stock repurchase program, previously approved by the board of directors.

As previously announced, our board of directors declared a common stock dividend of $0.07 per share on August 1, 2003 to shareholders on record as of July 15, 2003. However, if cash flow from operations is not sufficient to allow for payment of additional common stock dividends in fiscal 2004, such dividends may be discontinued.

We have commenced a major, company-wide project that we refer to as Program SOAR, an acronym for Systems Optimization And Re-engineering. This program will focus on re-engineering our business processes to increase efficiency and on rationalizing our investment in production, distribution and administrative functionality to reduce the ongoing cost of supporting this infrastructure.

An operating team has been assigned to focus on nine initiatives that have been identified as major areas for profit improvement. The operating team is being supported by a national consulting firm with significant experience in these types of programs in the baking and food industry. The initial phase of this comprehensive review of operational processes has just been completed. In conjunction with Program SOAR, we have undertaken a comprehensive review of all aspects of our operations at two of our underperforming bakeries. This review is expected to result in an improvement in profitability at these two locations in fiscal 2004 through a concentrated emphasis on identifying efficiencies in the day-to-day production and sales work flow processes and retraining personnel in proper execution. We hope to utilize this information from this effort as a roadmap to instituting more efficient processes at other locations. Direct costs of the three-year program are expected to be approximately $55,000,000, with the majority of these costs related to software and hardware acquisition and consulting fees. Approximately $9,600,000 was spent on this program in fiscal 2003. We estimate pre-tax savings, after related Program SOAR expenses, for fiscal 2004 to be approximately $5,000,000 to $10,000,000 (approximately $3,000,000 to $6,000,000, net of income taxes). As part of the program, additional costs are anticipated as we identify and implement strategies which are expected to provide future savings. We hope to achieve positive cumulative cash flow from this program by the end of fiscal 2005. However, there can be no assurance that this will be achieved.

During fiscal 2003, we restructured certain of our operations by closing five bakeries and 96 thrift stores. The remaining $3,253,000 of unpaid cash costs at May 31, 2003 related to these restructurings are expected to be paid by the second quarter of fiscal 2004, but we expect to incur additional restructuring charges during fiscal 2004 in connection with these restructurings. In addition, as we continue to evaluate opportunities to reduce our manufacturing and distribution cost structures, we may incur additional restructuring charges in future periods.

As a result of the fiscal 2003 restructurings, we estimate pre-tax annual savings to be approximately $10,000,000 to $12,000,000 (approximately $6,000,000 to $7,500,000, net of income taxes). Cost of products sold is anticipated to decline between $6,550,000 and $8,000,000, selling, delivery and administrative costs are expected to decline between $3,000,000 and $3,550,000 and approximately $450,000 will be non-cash savings related to depreciation expense. Future savings are difficult to estimate and could change depending on market conditions, consolidation difficulties or other factors.

On April 21, 2003, we amended certain financial covenants on our senior secured credit facilities. While we were in compliance with all covenant requirements, our performance had raised the possibility that these requirements might not be satisfied going forward. Therefore, we worked with our lenders to amend the credit facilities to provide added flexibility. As part of our covenants, we are required to satisfy certain ratios related to interest coverage and leverage and maintain a minimum net worth. We have amended the interest coverage and leverage requirements for the next six quarters, or through the first quarter of fiscal 2005. At that time, the covenant requirements will revert to the original requirements. As a result of this amendment and a lowered senior security rating by a rating agency on April 22, 2003, we expect additional annual pre-tax interest expense of approximately $4,900,000. However, fiscal 2004 will reflect a favorable impact on interest expense compared to fiscal 2003 due to amounts reclassified from accumulated other comprehensive income (OCI) to interest expense during fiscal 2003 related to accumulated losses on amended swap agreements (see Note 3 to our consolidated financial statements). This year-over-year impact is expected to offset a substantial portion of the increased interest expense as discussed above.

We amended and extended some of our interest rate swap agreements during the first quarter of fiscal 2003. Based upon current debt ratings, our current interest rate swap agreements fix interest rates on $440,000,000 in variable rate debt to fixed rates ranging from 4.97% to 7.41% with termination dates ranging from April 2004 to August 2004.

We have seen costs for some of our principal commodities, primarily sweeteners, cocoa, edible oils and natural gas, rise sharply during the past year and we cannot be assured that these costs will return to more historical levels in the near future. We currently have coverage on the majority of our major commodities through the second quarter of fiscal 2004 at costs exceeding those experienced in the prior fiscal year. Given current market conditions, as well as our current hedged positions, we could have a significant year-over-year increase in commodity costs.

We have historically attempted to offset cost increases with selling price increases and operational efficiencies but in fiscal 2003 increasing our selling prices generally had a negative impact on volume. Given current economic conditions, we believe that price increases may also negatively impact volume in fiscal 2004. If we are not successful in offsetting cost increases with pricing and efficiencies, such cost increases could have an adverse effect on our financial results.

In addition, during fiscal 2003 we saw increases in employee benefit costs, primarily health care and pension, and workers’ compensation costs. We see no indications given current market conditions to suggest that these costs will not continue to rise in fiscal 2004.

The following is a summary of certain of our contractual obligations as of May 31, 2003 and the anticipated impact these obligations will have on future cash flows:

(In Thousands) Payments Due By Fiscal Year Under Certain Contractual Obligations
Fiscal Years	Total	Revolving Credit Line(a)	Long- Term Debt(a)	Capital Leases	Operating Leases(b)	Unconditional Purchase Obligations(c)
2004	$305,956	$ —	$53,813	$2,446	$60,270	$189,427
2005	124,183	—	58,500	3,747	45,257	16,679
2006	193,979	—	156,937	2,186	30,688	4,168
2007	272,847	44,000	208,500	1,213	19,134	—
2008	64,371	—	53,688	—	10,683	—
Thereafter	15,080	—	—	—	15,080	—

Total	$976,416	$44,000	$531,438	$9,592	$181,112	$210,274

(a)	Borrowings under our senior secured credit facilities are secured by all of our accounts receivable and a majority of our owned real property, intellectual property and equipment. The revolving credit line has a total capacity of $300,000,000 and allows up to $175,000,000 for letters of credit. We had borrowings outstanding of $44,000,000 under the revolving credit line and $133,455,000 in letters of credit outstanding as of May 31, 2003.
(b)	At May 31, 2003, we have in place various operating leases on equipment which guarantee the equipment’s residual fair market value at lease termination. These leases were entered into on dates from June 1, 1998 through December 16, 2002 and expire on dates from June 30, 2003 through December 15, 2007. The maximum potential amount of future guarantees is $12,896,000. In accordance with FIN 45, these guarantees have not been recorded on our consolidated balance sheets as of May 31, 2003, as they were in existence prior to the effective date of the interpretation.
(c)	The unconditional purchase obligations represent advance purchase contracts for ingredients and packaging to assure supplies and limit price risks.

OFF-BALANCE SHEET FINANCING

We do not participate in, nor secure financings for, any unconsolidated, special purpose entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relative to commodity price fluctuations and interest rate changes. We actively manage these risks through the use of forward purchase contracts and derivative financial instruments. As a matter of policy, we use derivative financial instruments only for hedging purposes, and the use of derivatives for trading and speculative purposes is prohibited.

Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sweeteners, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivatives positions as of May 31, 2003, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.

Interest rates. We enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. Based upon current debt ratings, our current interest rate swap agreements fix interest rates on $440,000,000 in variable rate debt to fixed rates ranging from 4.97% to 7.41% with termination dates ranging from April 2004 to August 2004. Based upon a sensitivity analysis at May 31, 2003, an assumed 10% adverse change in interest rates would not have a material impact on our fair values, future earnings or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	(In Thousands)
	May 31, 2003	June 1, 2002
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $4,000,000 ($4,200,000 at June 1, 2002)	$182,738	$197,083
Inventories	79,728	80,139
Other current assets	87,429	67,610

Total current assets	349,895	344,832

Property and equipment:
Land and buildings	451,999	426,322
Machinery and equipment	1,103,524	1,051,861

	1,555,523	1,478,183
Less accumulated depreciation	(702,050)	(633,178)

Net property and equipment	853,473	845,005

Goodwill	215,346	215,346
Other intangible assets	191,995	189,059
Other assets	34,982	8,700

	$1,645,691	$1,602,942

Liabilities and Stockholders’ Equity
Current liabilities:
Long-term debt payable within one year	$56,259	$39,500
Accounts payable	117,701	126,348
Accrued expenses	251,621	220,541

Total current liabilities	425,581	386,389

Long-term debt	528,771	581,438
Other liabilities	225,103	186,746
Deferred income taxes	140,479	147,139

Total long-term liabilities	894,353	915,323

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized—1,000,000 shares; issued—none	—	—
Common stock, par value $0.01 per share; authorized—120,000,000 shares; issued—81,579,000 shares (80,684,000 at June 1, 2002)	816	807
Additional paid-in capital	588,950	568,315
Retained earnings	443,345	428,434
Treasury stock, at cost—36,298,000 shares (36,858,000 at June 1, 2002)	(680,913)	(691,369)
Treasury stock held in rabbi trust, at cost – 477,000 shares (none at June 1, 2002)	(8,946)	—
Accumulated other comprehensive loss	(17,495)	(4,957)

Total stockholders’ equity	325,757	301,230

	$1,645,691	$1,602,942

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	(In Thousands, Except Per Share Data)
	52 Weeks Ended May 31, 2003	52 Weeks Ended June 1, 2002	52 Weeks Ended June 2, 2001
Net sales	$3,525,780	$3,531,623	$3,474,643

Cost of products sold	1,734,494	1,675,504	1,652,518
Selling, delivery and administrative expenses	1,599,340	1,587,719	1,564,923
Other charges	13,501	25,700	—
Depreciation and amortization	95,177	95,343	110,099

	3,442,512	3,384,266	3,327,540

Operating income	83,268	147,357	147,103

Other income	(87)	(335)	(518)
Interest expense	40,262	37,266	47,086

	40,175	36,931	46,568

Income before income taxes	43,093	110,426	100,535
Provision for income taxes	15,643	40,637	39,410

Net income	$27,450	$69,789	$61,125

Earnings per share:
Basic	$0.62	$1.39	$1.13

Diluted	$0.61	$1.36	$1.13

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(In Thousands)
	52 Weeks Ended May 31, 2003	52 Weeks Ended June 1, 2002	52 Weeks Ended June 2, 2001
Cash flows from operating activities:
Net income	$27,450	$69,789	$61,125
Depreciation and amortization	95,177	95,343	110,099
Provision for deferred income taxes	(7,531)	3,920	5,559
Non-cash interest expense - deferred debt fees	1,778	3,310	5,675
Non-cash interest expense – swap agreements	3,872	—	—
Non-cash common stock award	3,591	—	—
Loss on sale/write-down of property and equipment	652	7,835	504
Income tax benefit-stock option exercises	2,113	2,589	44
Change in operating assets and liabilities:
Accounts receivable	14,345	749	6,828
Inventories	411	(3,931)	2,632
Other current assets	(9,522)	(3,998)	(115)
Accounts payable and accrued expenses	13,451	23,628	16,972
Long-term portion of self insurance reserves	5,381	5,752	(13,457)
Other	5,251	(5,263)	(13,654)

Cash from operating activities	156,419	199,723	182,212

Cash flows from investing activities:
Additions to property and equipment	(98,849)	(74,960)	(88,127)
Sale of assets	6,475	7,473	2,791
Purchase of other intangible assets	(4,670)	—	—
Purchase of software	(7,487)	—	—
Other	336	(328)	(336)

Cash from investing activities	(104,195)	(67,815)	(85,672)

Cash flows from financing activities:
Reduction of long-term debt	(47,596)	(614,062)	(439,000)
Addition to long-term debt	—	650,000	610,000
Common stock dividends paid	(12,539)	(14,442)	(15,189)
Stock option exercise proceeds	10,299	13,771	101
Acquisition of treasury stock	(189)	(158,325)	(244,953)
Debt fees	(2,199)	(8,850)	(7,499)

Cash from financing activities	(52,224)	(131,908)	(96,540)

Change in cash and cash equivalents	—	—	—
Cash and cash equivalents:
Beginning of period	—	—	—

End of period	$—	$—	$—

Cash payments made:
Interest	$36,619	$31,146	$46,962
Income taxes	23,800	33,404	23,368
Non-cash investing and financing activities excluded above:
Accrued deferred share award liability settled through equity issuance	7,061	—	—
Equipment purchases financed with capital lease obligations	11,688	—	—

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings
	Number of Shares	Par Value
Balance June 3, 2000	79,837	$798	$551,819	$327,151
Net income	—	—	—	61,125
Stock options exercised and related income tax benefit	14	1	144	—
Dividends paid - $0.28 per share	—	—	—	(15,189)
Treasury stock acquired	—	—	—	—

Balance June 2, 2001	79,851	799	551,963	373,087
Comprehensive income (a)	—	—	—	69,789
Stock options exercised and related income tax benefit	833	8	16,352	—
Dividends paid - $0.28 per share	—	—	—	(14,442)
Treasury stock acquired	—	—	—	—

Balance June 1, 2002	80,684	807	568,315	428,434
Comprehensive income (a)	—	—	—	27,450
Deferred share award and related income tax effect	213	2	6,428	—
Share award and related income tax effect	133	1	3,500	—
Stock options exercised and related income tax benefit	549	6	10,707	—
Dividends paid - $0.28 per share	—	—	—	(12,539)
Treasury stock acquired	—	—	—	—
Transfer of treasury stock to rabbi trust	—	—	—	—

Balance May 31, 2003	81,579	$816	$588,950	$443,345

(a) Reconciliations of net income to comprehensive income are as follows:

	2003	2002	2001
Net income	$27,450	$69,789	$61,125

Other comprehensive loss:
Change in fair value of cash flow hedges (net of income taxes of $6,630 and $8,360, respectively)	(11,049)	(13,934)	—
Losses on interest rate swaps reclassified to interest expense (net of income taxes of $5,383 and $2,652, respectively)	8,971	4,421	—
Commodity derivative losses reclassified to cost of products sold (net of income taxes of $774 and $2,734, respectively)	1,290	4,556	—
Minimum pension liability adjustment (net of income taxes of $7,050)	(11,750)	—	—

Other comprehensive loss total	(12,538)	(4,957)	—

Comprehensive income	$14,912	$64,832	$61,125

See accompanying notes.

	Treasury Stock		Treasury Stock Held in Rabbi Trust		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Cost	Number of Shares	Cost
Balance June 3, 2000	(13,948)	$(288,091)	—	$—	$—	$591,677
Net income	—	—	—	—	—	61,125
Stock options exercised and related income tax benefit	—	—	—	—	—	145
Dividends paid - $0.28 per share	—	—	—	—	—	(15,189)
Treasury stock acquired	(15,547)	(244,953)	—	—	—	(244,953)

Balance June 2, 2001	(29,495)	(533,044)	—	—	—	392,805
Comprehensive income (a)	—	—	—	—	(4,957)	64,832
Stock options exercised and related income tax benefit	—	—	—	—	—	16,360
Dividends paid - $0.28 per share	—	—	—	—	—	(14,442)
Treasury stock acquired	(7,363)	(158,325)	—	—	—	(158,325)

Balance June 1, 2002	(36,858)	(691,369)	—	—	(4,957)	301,230
Comprehensive income (a)	—	—	—	—	(12,538)	14,912
Deferred share award and related income tax effect	—	—	—	—	—	6,430
Share award and related income tax effect	—	—	—	—	—	3,501
Stock options exercised and related income tax benefit	90	1,699	—	—	—	12,412
Dividends paid - $0.28 per share	—	—	—	—	—	(12,539)
Treasury stock acquired	(7)	(189)	—	—	—	(189)
Transfer of treasury stock to rabbi trust	477	8,946	(477)	(8,946)	—	—

Balance May 31, 2003	(36,298)	$(680,913)	(477)	$(8,946)	$(17,495)	$325,757

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

Description of business—Interstate Bakeries Corporation is the largest wholesale baker and distributor of fresh bakery products in the United States. Any reference, unless otherwise noted, to “IBC,” “us,” “we” and “our” refers to Interstate Bakeries Corporation and its subsidiaries, taken as a whole.

Fiscal year end—Our fiscal year is a 52-or 53-week period ending on the Saturday closest to the last day of May.

Principles of consolidation—The consolidated financial statements include the accounts of IBC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories—Inventories are stated at the lower of cost or market. Specific invoiced costs are used with respect to ingredients and average costs are used for other inventory items.

The components of inventories are as follows:

	(In Thousands)
	May 31, 2003	June 1, 2002
Ingredients and packaging	$51,827	$51,444
Finished goods	22,854	23,595
Other	5,047	5,100

	$79,728	$80,139

Property and equipment – Property and equipment are recorded at cost and depreciated over estimated useful lives of 4 to 35 years, using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Certain equipment held under capital leases is classified as property and equipment and the related obligations are recorded as long-term debt. In order to maximize the efficiency of our operations, we remove and relocate equipment between bakeries. Such removal and relocation costs are expensed as incurred. Reinstallation costs are capitalized if the useful life or efficiency of the equipment is significantly improved. Otherwise, reinstallation costs are expensed as incurred.

Depreciation expense was $94,517,000, $94,587,000 and $96,516,000 for fiscal 2003, 2002 and 2001, respectively. Interest cost capitalized as part of the construction cost of capital assets was $1,154,000, $716,000 and $1,331,000 in fiscal 2003, 2002 and 2001, respectively.

Software costs – Costs associated with computer software projects during the preliminary project stage are expensed as incurred. Once management authorizes and commits to funding a project, appropriate application development stage costs are capitalized. Capitalization ceases when the project is substantially complete and the software is ready for its intended use. Training and maintenance costs associated with software applications are also expensed as incurred. As of May 31, 2003, $7,487,000 of capitalized software costs was included in other assets in the consolidated balance sheets. These capitalized software assets were not yet ready for their intended use and thus no amortization was recorded as of May 31, 2003. These capitalized software costs will be amortized over an estimated useful life of seven years upon commencement of amortization.

Goodwill and other intangible assets—Goodwill represents the excess of purchase costs over the fair value of net identifiable assets acquired in business acquisitions. Other intangible assets represent costs allocated to identifiable intangible assets, principally trademarks and trade names acquired in business acquisitions.

On June 3, 2001, we adopted, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 142,

“Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and other intangible assets with indefinite useful lives are no longer amortized, and are required to be tested for impairment at least annually and more frequently if an event occurs which indicates the intangible may be impaired. We perform our annual impairment tests of goodwill and other intangible assets with indefinite useful lives at the end of each third quarter.

See Note 8 to these consolidated financial statements regarding goodwill and other intangible assets activity.

Impairment of long-lived assets—We assess the net realizable value of long-lived assets, other than goodwill and other intangibles with indefinite useful lives discussed above, whenever events occur which indicate that the carrying value of the asset may be impaired in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.”

Pension obligations—We record the pension cost and the liability related to our defined benefit plan based on actuarial valuation. This valuation includes key assumptions determined by management, including discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Changes in pension cost may occur in the future due to changes in the number of plan participants, changes in discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors.

We also have a Supplemental Executive Retirement Plan (SERP), which provides retirement benefits to certain officers and other select employees. The SERP is an unfunded, non-tax qualified mechanism, which may be used to enhance our ability to retain the services of certain employees. See Note 6 to these consolidated financial statements for more information.

Reserves for self-insurance and postretirement benefits—We retain various levels of insurance risks related to active employee health care costs, workers’ compensation claims, liability insurance claims and postretirement health care costs. Many of our workers’ compensation and liability losses are covered under conventional insurance programs with high deductible limits. We are self-insured, with some stop-loss protection, for other losses and for health care costs. Reserves for reported but unpaid losses, as well as incurred but not reported losses, related to our retained risks are calculated based upon loss development factors, as well as other assumptions considered by management, including assumptions provided by our external insurance brokers and actuaries. The factors and assumptions used are subject to change based upon historical experience, as well as changes in expected cost trends, discount rates and other factors.

Environmental liabilities—To manage our environmental related liabilities, we utilize our own employees and outside environmental engineering experts. We estimate future costs for known environmental remediation requirements and accrue for environmental related liabilities on an undiscounted basis when it is probable that we have incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is extremely complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of contaminated sites. Adjustments to the liabilities are made when additional information becomes available that affects the estimated remediation costs.

Derivative instruments—On June 3, 2001, we adopted, on a prospective basis, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as later amendments to this standard, SFAS No. 137 and SFAS No. 138 (collectively, SFAS No. 133).

In accordance with these rules, all derivative instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive loss (OCI), depending on whether the derivative is designated and is effective as a hedge, the type of hedge and whether we elect to use hedge accounting. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the change in fair value of a derivative instrument determined to be ineffective under the rules is recognized in current earnings. The transition adjustment recognized by us in fiscal 2002 for the adoption of these new rules was not material to our financial position or net income.

See Note 3 to these consolidated financial statements regarding our derivative hedging activities.

Revenue recognition—We recognize sales upon delivery of our products to the customer, net of estimated credits for dated and damaged products. These estimated credits are based upon historical experience.

Advertising and promotion costs—Advertising and promotion costs, through both national and regional media, are expensed in the year in which the costs are incurred. Such costs amounted to approximately $42,552,000, $50,138,000 and $49,828,000 for fiscal 2003, 2002 and 2001, respectively.

Sales incentives—We record sales incentives such as discounts, coupons and rebates, as a reduction of net sales in our consolidated statements of income.

Consideration given to a customer—We record certain costs incurred by us to benefit the reseller of our products such as costs related to improved shelf space, improved shelf position and in-store marketing programs, as a reduction to net sales in our consolidated statements of income.

Shipping and handling costs—We record shipping and handling costs in selling, delivery and administrative expenses. Such costs amounted to approximately $766,216,000, $757,384,000 and $776,797,000 for fiscal 2003, 2002 and 2001, respectively.

Restructuring charges—Costs associated with any plan to reorganize our operational infrastructure are generally identified and reported as other charges in our consolidated statements of income. These reorganizing efforts include the closure of a bakery; the partial shut down of a bakery’s production; the closing of distribution and thrift store operations; relocation of bakery equipment, production or distribution to another facility; centralization of work effort and other organizational changes. Costs associated with restructurings are expensed when the related liability is incurred.

Long-term asset impairments related to restructurings are determined and recorded as described in the section above titled “Impairment of long-lived assets.”

Stock-based compensation—We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for our 1996 Stock Incentive Plan (the Plan), and, therefore, no compensation expense is recognized for stock options issued under the Plan. For companies electing to continue the use of APB No. 25, SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS No. 123 had been adopted.

The weighted average fair value at date of grant for options granted during fiscal 2003, 2002 and 2001 was $7.05, $10.22 and $5.49, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected dividend yield	2.2%	1.0%	1.8%
Expected volatility	43.8	42.6	41.7
Risk-free interest rate	2.9	4.1	4.6
Expected term in years	4.0	4.0	4.0

Had we adopted the provisions of SFAS No. 123, estimated pro forma net income and earnings per share would have been as follows:

	(In Thousands, Except Per Share Data)
	52 Weeks Ended May 31, 2003	52 Weeks Ended June 1, 2002	52 Weeks Ended June 2, 2001
Net income, as reported	$27,450	$69,789	$61,125
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,860	—	423
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,791)	(4,184)	(5,088)

Pro forma net income	$19,519	$65,605	$56,460

Basic earnings per share:
As reported	0.62	1.39	1.13
Pro forma	0.44	1.31	1.04
Diluted earnings per share:
As reported	0.61	1.36	1.13
Pro forma	0.43	1.28	1.04

Earnings per share—Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the effect of all potential dilutive common shares, primarily stock options outstanding under our stock compensation plan.

Following is a reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	(In Thousands)
	52 Weeks Ended May 31, 2003	52 Weeks Ended June 1, 2002	52 Weeks Ended June 2, 2001
Basic weighted average common shares outstanding	44,599	50,091	54,110
Effect of dilutive stock compensation	586	1,208	186

Diluted weighted average common shares outstanding	45,185	51,299	54,296

Diluted weighted average common shares outstanding exclude options and deferred shares awarded of common stock of 5,451,000, 3,758,000 and 5,506,000 for fiscal 2003, 2002 and 2001, respectively, because their effect would have been antidilutive.

Dividends per common share were $0.28 for both fiscal 2003 and fiscal 2002.

On June 25, 2003, our board of directors declared a cash dividend of $0.07 per common share. The dividend was paid on August 1, 2003 to shareholders of record as of July 15, 2003.

Other comprehensive income (loss)—OCI relates to revenue, expenses, gains and losses which we reflect in stockholders’ equity but exclude from net income. We currently reflect the effect of accounting for derivative instruments which qualify for cash flow hedge accounting and the effect of the recognition of the minimum pension liability in OCI.

Statement of cash flows—For purposes of the statement of cash flows, we consider all investments purchased with an original maturity of three months or less to be cash equivalents.

Reclassifications—Certain reclassifications have been made to our fiscal 2002 and 2001 consolidated financial statements to conform to the fiscal 2003 presentation.

Newly adopted accounting pronouncements—In October 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement, which supersedes SFAS No. 121 and was adopted by us at the beginning of fiscal 2003, provides revised guidance regarding the recognition and measurement of impairment losses related to certain long-lived assets and discontinued operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies disclosures required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees. In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing these guarantees. The recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective for our third quarter fiscal 2003 consolidated financial statements. At May 31, 2003, we have in place various operating leases on equipment which guarantee the equipment’s residual fair market value at lease termination. These leases were entered into on dates from June 1, 1998 through December 16, 2002 and expire on dates from June 30, 2003 through December 15, 2007. The maximum potential amount of future guarantees is $12,896,000. In accordance with FASB Interpretation No. 45, these guarantees have not been recorded on the consolidated balance sheets as of May 31, 2003 as they were in existence prior to the effective date of the interpretation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The provisions of this statement are effective for interim and annual financial statements for periods beginning after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to apply APB No. 25 recognition and measurement principles, but have complied with the new disclosure requirements of this statement.

Recently issued accounting pronouncements—In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires that the fair value of a liability for an asset retirement obligation be recognized when it is incurred. The related asset retirement costs are capitalized as part of the long-lived asset’s carrying value. SFAS No. 143 will be effective for us during fiscal 2004. We currently are assessing the impact which the adoption of this statement will have on our consolidated financial statements, but we do not expect the impact to be material.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 will be effective for us during fiscal 2004. We currently are assessing the impact which the adoption of this statement will have on our consolidated financial statements, but we do not expect the impact to be material.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We currently are assessing the impact which the adoption of this statement will have on our consolidated financial statements, but we do not expect the impact to be material.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 revises the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective for us at the beginning of the first interim period beginning after June 15, 2003. We currently are assessing the impact which the adoption of this statement will have on our consolidated financial statements, but we do not expect the impact to be material.

2. Debt

Long-term debt consists of the following:

	(In Thousands)
	May 31, 2003	June 1, 2002
Senior secured credit facilities:
Term loans	$531,438	$570,938
Revolving credit line	44,000	50,000
Capital leases	9,592	—

	585,030	620,938
Amounts payable within one year	(56,259)	(39,500)

	$528,771	$581,438

During fiscal 2002, we entered into a $900,000,000 senior secured credit facilities agreement with a syndicate of banks and institutional lenders which includes (1) a five-year $375,000,000 term loan A, repayable in quarterly installments; (2) a six-year $125,000,000 term loan B, repayable in quarterly installments; (3) a five-year $100,000,000 term loan C, repayable in quarterly installments and (4) a five-year $300,000,000 revolving credit facility, maturing in July 2006, which allows up to $175,000,000 for letters of credit. We had unused capacity for letters of credit of $41,545,000 at May 31, 2003.

The maturities on the long-term debt outstanding at May 31, 2003 are as follows:

	(In Thousands)
Fiscal Years Ending	Term Loan A	Term Loan B	Term Loan C	Revolving Credit Line	Capital Leases	Total
2004	$51,563	$1,250	$1,000	$ —	$2,446	$56,259
2005	56,250	1,250	1,000	—	3,747	62,247
2006	154,687	1,250	1,000	—	2,186	159,123
2007	46,875	89,375	72,250	44,000	1,213	253,713
2008	—	29,688	24,000	—	—	53,688

	$309,375	$122,813	$99,250	$44,000	$9,592	$585,030

The facilities are secured by all accounts receivable and a majority of owned real property, intellectual property and equipment. The outstanding borrowings bear interest at variable rates generally equal to the London Interbank Offered Rate (LIBOR) plus from 1.25% to 2.75% (2.50% at May 31, 2003) on term loan A and the revolving credit facility, LIBOR plus from 2.25% to 3.00% (2.75% at May 31, 2003) on term loan B and LIBOR plus from 2.00% to 2.75% (2.50% at May 31, 2003) on term loan C, depending upon our debt rating. We also pay a fee of between .38% and .50% (.50% at May 31, 2003) on the unused portion of the revolving credit facility.

We amended and extended some of our interest rate swap agreements during the first quarter of fiscal 2003. Based upon our current debt ratings, our current interest rate swap agreements fix interest rates on $440,000,000 in variable rate debt to fixed rates ranging from 4.97% to 7.41% with termination dates ranging from April 2004 to August 2004. We believe these swap agreements qualify for cash flow hedge accounting treatment and are highly effective as defined by SFAS No. 133. See Note 3 to these consolidated financial statements for further discussion of this item.

On April 21, 2003, we amended certain financial covenants on our senior secured credit facilities. While we were in compliance with all covenant requirements, our performance had raised the possibility that these requirements might not be satisfied going forward. To avoid this possibility, we worked with our lenders to amend the credit facilities for future flexibility. As part of our covenants, we are required to satisfy certain ratios related to net worth, interest coverage and leverage. We amended the interest coverage and leverage requirements for the next six quarters, or through the first quarter of fiscal 2005. At that time, the covenant requirements will revert to the original agreements.

As part of the amendment, we are allowed to add back cumulative cash other charges as interpreted under the agreement, of $20,000,000, incurred in fiscal 2003 forward in computing the leverage and interest coverage ratios. In addition, all non-cash other charges are excluded in computing the leverage and interest coverage ratios.

The senior secured credit facilities agreement contains additional covenants which, among other matters (1) limit our ability to incur indebtedness, merge, consolidate and acquire, dispose of or incur liens on assets; and (2) limit aggregate payments of cash dividends on common stock and common stock repurchases to a total of $100,000,000 plus 50% of consolidated net income after fiscal 2001. The one-time purchase of 7,348,154 shares of our common stock on April 25, 2002 (as described in Note 11 to these consolidated financial statements) was specifically allowed by the senior secured credit facilities agreement and was not subject to, and did not count against, this aggregate limit. At May 31, 2003, we had the availability under our senior secured credit facilities agreement for up to $121,100,000 of additional payments of cash dividends on common stock and common stock repurchases subject to compliance with the other covenants.

Under the terms of our senior secured credit facilities agreement we were allowed to add back $25,000,000 in other charges for fiscal 2002 in computing the leverage and interest coverage ratios. In addition, we were allowed to add back $7,710,000 in cash other charges and $5,791,000 in non-cash other charges in computing these ratios for fiscal 2003.

During fiscal 2003, we recorded capital lease obligations of $11,688,000 incurred to finance the purchase of equipment. The accumulated depreciation of the equipment as of May 31, 2003 was $2,237,000. The obligations for these capital leases are included in long-term debt on the consolidated balance sheets.

We believe, based upon the variable nature of our interest terms, that the carrying value of all debt as of May 31, 2003 and June 1, 2002 approximates fair value.

We incurred $2,199,000 and $8,850,000 in debt fees during fiscal 2003 and 2002, respectively, in conjunction with the senior secured credit facilities agreement. These costs are classified as other assets in the consolidated balance sheets and are being amortized as interest expense over the terms of the debt agreement.

3. Derivative Instruments

We use derivative instruments, principally commodity derivatives and interest rate swap agreements, to manage certain commodity prices and interest rate risks. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.

We utilize commodity hedging derivatives, including exchange traded futures and options on wheat, corn, soybean oil and certain fuels, to reduce our exposure to commodity price movements for future ingredient and energy needs. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed one year.

The majority of our derivative instruments are designated and qualify as cash flow hedges and we apply hedge accounting as allowed by SFAS No. 133. Gains or losses on cash flow hedges are recorded to OCI, to the extent they are effective, and are reclassified to earnings in the period in which the hedged forecasted transaction impacts earnings. For hedges of future commodities needs, earnings are impacted when our products are produced. However, we from time to time enter into commodity derivatives which economically hedge certain of our risks even though the criteria for hedge accounting are not met or we do not elect to apply hedge accounting. When such criteria are not met, any impact on earnings for these hedges is recorded in the consolidated statements of income on the cost of products sold line.

We enter into interest rate swap agreements with major banks and institutional lenders to manage the interest rate risk associated with our variable rate debt. During the first quarter of fiscal 2003, we amended interest rate swap agreements with a notional amount of $170,000,000, extending the terms by one year and reducing the fixed interest rates. Neither party was required to make a cash payment to effect these amendments. At the date of the amendments, these instruments had a loss, net of income taxes, of $2,817,000 accumulated in OCI, which is being reclassified into interest expense over the remaining term of the original hedged period, through July 2003. This reclassification will be offset by the change in fair value of the new swap agreements over the term of these agreements. The fiscal 2003 amount reclassified into interest expense related to this item was $3,872,000, or $2,420,000, net of income taxes. The amended swap agreements have been redesignated as cash flow hedges of variable rate debt.

Considering these amendments and based upon current debt ratings, our current interest rate swaps fix interest rates on $440,000,000 in variable rate debt to fixed rates ranging from 4.97% to 7.41% with termination dates ranging from April 2004 to August 2004. These swap agreements qualify for cash flow hedge accounting as defined by SFAS No. 133 with changes in fair value of the swap agreements recorded to OCI to the extent the hedge is effective on a quarterly basis.

At May 31, 2003, we had accumulated losses of $5,902,000, net of income taxes and amounts reclassified to earnings, related to interest rate swaps and recorded to OCI, with offsetting entries to accrued expenses. At May 31, 2003, we also had accumulated gains of $157,000, net of income taxes, related to commodity derivatives and recorded to OCI, with an entry to other current assets for an unrealized gain of $1,617,000. In addition, at May 31, 2003, we had accumulated gains on commodity hedges that did not meet the criteria for hedge accounting or for which we did not elect to apply hedge accounting of $97,000 that were recorded to cost of products sold and accrued expenses. We recognized a gain in earnings resulting from hedge ineffectiveness of commodity hedges of $639,000, net of income taxes, in fiscal 2003.

At June 1, 2002, we had accumulated losses of $4,778,000, net of income taxes and amounts reclassified to earnings, related to interest rate swaps and recorded to OCI. We also had accumulated realized losses of $179,000 related to commodity derivatives and recorded to OCI. In addition, at June 1, 2002, we had accumulated losses on commodity hedges for which we did not elect to apply hedge accounting of $47,000.

Virtually all derivative gains and losses recorded in OCI at May 31, 2003, are expected to be reclassified to earnings during the next 12 months.

At May 31, 2003, the fair value of our interest rate swaps was a loss of $13,316,000 based upon quotes from third party financial institutions and the fair value of our commodity derivatives was a gain of $1,714,000 based upon widely available market quotes. At June 1, 2002, the fair value of our interest rate swaps was a loss of $7,645,000 and the fair value of our commodity derivatives was a loss of $76,000.

We are exposed to credit loss in the event of nonperformance by counterparties on commodity derivatives and interest rate swap agreements. This credit loss is limited to the cost of replacing these contracts at current market rates. We believe that the probability of such loss is remote.

4. Commitments and Contingencies

In the normal course of business, we enter into operating leases for transportation equipment, distribution centers and thrift store locations. Future minimum rental commitments for all noncancelable operating leases, exclusive of taxes and insurance, are as follows:

Fiscal Years Ending	(In Thousands)
2004	$60,270
2005	45,257
2006	30,688
2007	19,134
2008	10,683
Thereafter	15,080

$181,112

Net rental expense under operating leases was $76,081,000, $81,863,000 and $79,152,000 for fiscal 2003, 2002 and 2001, respectively. The majority of the operating leases contain renewal options for varying periods. Certain leases include non-bargain purchase options during or at the end of the lease term.

At May 31, 2003 we have in place various operating leases on equipment which guarantee the equipment’s residual fair market value at lease termination. These leases were entered into on dates from June 1, 1998 through December 16, 2002 and expire on dates from June 30, 2003 through December 15, 2007. The maximum potential amount of future guarantees is $12,896,000. In accordance with FIN 45, these guarantees have not been recorded on our consolidated balance sheets as of May 31, 2003, as they were in existence prior to the effective date of the interpretation.

In February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri. Most of the complaints were brought on behalf of putative classes of shareholders who purchased or sold IBC stock between September 17, 2002 and December 17, 2002. One complaint, however, is brought on behalf of a putative class beginning in April 2002 and several complaints seek to include shareholders who purchased or sold stock through February 11, 2003. The complaints generally allege that certain of our press releases, SEC filings and other public statements prior to a February 11, 2003 press release reducing our guidance contained misrepresentations regarding our financial condition. The complaints further allege that certain officers and directors improperly sold IBC shares at artificially inflated prices during the class period. The cases seek compensatory damages (including interest), disgorgement of allegedly improper gains from insider stock sales, costs and expenses and any other relief deemed proper by the court. The seven cases have been assigned to a single judge and we have agreed with the plaintiffs that the cases should be consolidated. The Court, however, has not yet acted to implement the parties’ agreement. We have not yet been required to file answers to the complaints. The litigation is in its preliminary stages and the amount of potential loss, if any, cannot reasonably be estimated.

In June 2003 a purported shareholder derivative lawsuit was filed in Missouri state court against certain current and former officers and directors of IBC, seeking damages and other relief. Plaintiffs allege that the defendants in this action breached their fiduciary duties to IBC by using material non-public information about IBC to sell IBC stock at prices higher than they could have obtained had the market been aware of the material non-public information. Our board of directors previously had received a shareholder derivative demand from the plaintiffs in the June 2003 derivative lawsuit, requesting legal action by us against certain officers and directors of IBC. In response, the board of directors has appointed a special Review Committee to evaluate the demand and to report to the board. That review is ongoing.

The New York Stock Exchange also has notified us that its Market Trading Analysis Department is reviewing transactions in the common stock of IBC occurring prior to our February 11, 2003 reduction in guidance. We have responded to the Exchange’s requests for information and expect to cooperate fully in that inquiry.

In November 1996 certain of our route sales representatives (RSRs) brought a class action on behalf of RSRs in the State of Washington, alleging that we had failed to pay required overtime wages under state law. The class in the case covers RSRs in the State of Washington who worked for us during all or part of the general period from November 1993 through the date of the settlement. The plaintiffs seek unpaid wages, with interest, and other relief deemed proper by the court. During the third quarter, we tentatively settled this class action with the plaintiffs for approximately $6,100,000, subject to notice to the class and final court approval. On July 25, 2003, the court approved the settlement. There is, however, a 30-day period for appeal. We have established reserves that will sufficiently cover the anticipated costs of the settlement. We also have negotiated and put into effect a new union contract with the RSRs in the State of Washington that we expect to address this issue. We have asked the State of Washington’s Department of Industry and Labor to review and approve the contract’s provision relating to overtime pay.

We are aware of two additional wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of RSRs. We are also aware of an additional wage and hour case brought on behalf of a putative class of bakery production supervisors under federal law. These cases are in their preliminary stages. We are evaluating these cases and the amount of potential loss, if any, cannot reasonably be estimated. No amount is currently reserved in these consolidated financial statements related to these matters.

On July 17, 2002, we were served with a state court complaint which is now pending in the United States District Court for the Northern District of Illinois filed by one employee and one former employee. This complaint arises, in part, from our removal of insulation alleged to have contained asbestos at one of our bakeries in January 1998. We have also been a defendant in other civil actions arising out of the situation described above. Of the civil actions, those remaining are pending in the United States District Court, Northern District of Illinois and in the Circuit Court of Cook County Illinois. These civil actions seek unspecified monetary damages, funds for medical monitoring and, in one case, damages under the Racketeer Influenced and Corrupt Organizations Act. In addition, related to the same facts, in 1998, the Des Plaines, Illinois office of the U.S. Department of Labor cited us, in Inspection Number 122496300, for alleged violation of the Occupational Safety and Health Act, and the office of the U.S. Attorney for the Northern District of Illinois in a joint investigation with Illinois officials began investigating the possibility of criminal violations of the Clean Air Act. The government closed the joint investigation without returning any indictments. In addition, the State of Illinois filed a civil complaint against us alleging the insulation removal violated various provisions of the Illinois Environmental Protection Act. This case was voluntarily dismissed; however, the State has recently sought to refile it pending settlement negotiations. In none of the foregoing cases has any court or governmental body made any factual finding of liability or violation of environmental regulations. Based upon our own investigation, including assistance from third party consultants, we believe that all of these matters are without merit. No amount is currently reserved in these consolidated financial statements related to these matters.

On June 11, 2003 the South Coast Air Quality Management District issued a Notice of Violation alleging that we had failed to operate catalytic oxidizers on bakery emissions at our Pomona, California facility in accordance with the conditions of that facility’s Clean Air Act Title V Permit. Among other things, that permit requires that the operating temperatures of the catalytic oxidizers be at least 550 degrees Fahrenheit. Under the South Coast Air Quality Management District rules, violations of permit conditions are subject to penalties of up to $1,000 per day, for each day of violation. The Notice of Violation alleges we were in violation of the permit for approximately 838 days from September 1999 through June 2003. We are in the preliminary stage of investigating the alleged violation of the permit conditions and are unable to reasonably estimate what the potential cost of any penalties or demands relating to the Notice of Violation ultimately may be.

We currently are undergoing a multi-state abandoned property examination. We have provided and will continue to provide information requested by the states’ representatives. No assessments related to this examination have been received at this point in time. We believe the ultimate outcome of this examination will not have a material adverse impact on our financial position or net income.

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

5. Income Taxes

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	52 Weeks Ended May 31, 2003	52 Weeks Ended June 1, 2002	52 Weeks Ended June 2, 2001
Statutory federal tax	35.0%	35.0%	35.0%
State income tax	1.9	2.6	2.1
Intangibles amortization	—	—	2.4
Other	(0.6)	(0.8)	(0.3)

	36.3%	36.8%	39.2%

The components of the provision for income taxes are as follows:

	(In Thousands)
	52 Weeks Ended May 31, 2003	52 Weeks Ended June 1, 2002	52 Weeks Ended June 2, 2001
Current:
Federal	$20,954	$32,956	$31,242
State	2,220	3,761	2,609

	23,174	36,717	33,851

Deferred:
Federal	(6,588)	3,146	4,527
State	(943)	774	1,032

	(7,531)	3,920	5,559

	$15,643	$40,637	$39,410

Temporary differences and carryforwards which give rise to the deferred income tax assets and liabilities are as follows:

	(In Thousands)
	May 31, 2003	June 1, 2002
Current deferred tax assets, net:
Payroll and benefits accruals	$26,705	$23,239
Self-insurance reserves	21,000	18,576
Other	14,747	12,243

	$62,452	$54,058

Long-term deferred tax liabilities, net:
Property and equipment	$149,126	$148,542
Intangibles	57,059	55,998
Payroll and benefits accruals	(43,141)	(37,411)
Self-insurance reserves	(24,825)	(23,009)
Other	2,260	3,019

	$140,479	$147,139

Deferred tax assets, net, related to items of OCI amounted to $10,497,000 and $2,974,000 as of May 31, 2003 and June 1, 2002, respectively.

The income tax benefit related to the exercise of stock options amounted to $2,113,000, $2,589,000 and $44,000 for fiscal 2003, 2002 and 2001, respectively.

6. Employee Benefit Plans

The 1991 Employee Stock Purchase Plan, which is noncompensatory, allows all eligible employees to purchase common stock of IBC. The common stock can be either issued by us at market prices or purchased on the open market. At May 31, 2003, 232,000 shares were authorized but not issued under this plan.

We sponsor a defined contribution retirement plan for eligible employees not covered by union plans. Contributions are based upon a percentage of annual compensation plus a percentage of voluntary employee contributions. Retirement expense related to this plan was $18,400,000, $19,859,000 and $16,176,000 for fiscal 2003, 2002 and 2001, respectively.

We participate in numerous negotiated multi-employer pension plans covering employees participating by reason of union contracts. Expense for these plans was $129,785,000, $119,555,000 and $118,333,000 for fiscal 2003, 2002 and 2001, respectively.

We also maintain a defined benefit pension plan to benefit certain union and nonunion employee groups, with participation generally resulting from business acquisitions. The components of the pension expense (income) for the defined benefit pension plan are as follows:

	(In Thousands)
	52 Weeks Ended May 31, 2003	52 Weeks Ended June 1, 2002	52 Weeks Ended June 2, 2001
Service cost	$653	$700	$697
Interest cost	3,794	3,765	3,707
Expected return on plan assets	(4,434)	(4,291)	(5,596)
Amortization:
Unrecognized prior service cost (benefit)	(9)	31	42
Unrecognized net gain	—	—	(1,917)

Net pension expense (income)	$4	$205	$(3,067)

The aggregate changes in our accumulated benefit obligation (ABO) and plan assets, along with actuarial assumptions used, related to the defined benefit pension plan are as follows:

	(In Thousands)
	May 31, 2003	June 1, 2002
ABO at beginning of year	$53,673	$51,415
Service cost	653	700
Interest cost	3,794	3,765
Amendments	1,820	(345)
Actuarial loss	7,722	2,179
Benefits paid	(4,425)	(4,041)

ABO at end of year	63,237	53,673

Fair value of plan assets at beginning of year	57,156	55,550
Actual return on plan assets	(10,042)	5,537
Employer contributions	853	—
Employee contributions	106	110
Benefits paid	(4,425)	(4,041)

Fair value of plan assets at end of year	43,648	57,156

Plan assets less than (greater than) ABO	19,589	(3,483)
Unrecognized prior service benefit (cost)	(1,627)	202
Unrecognized net gain (loss)	(19,847)	2,245
Additional minimum pension liability	20,006	—

Net ABO (asset) liability at end of year	$18,121	$(1,036)

Intangible asset at end of year	$1,627	$—

Weighted average actuarial assumptions:
Discount rate	6.0%	7.3%
Expected return on plan assets	8.0	8.0
Rate of compensation increase	4.5	4.5

Our pension plan assets declined significantly in fiscal 2003 and, therefore, the value of our plan assets was below the accumulated benefit obligation at the plan’s most recent plan measurement date. In accordance with SFAS No. 87, we recorded a minimum pension liability of $20,006,000 representing the excess of the unfunded accumulated benefit obligation over plan assets and accrued pension costs. An other asset equal to the unrecognized prior service costs of $1,627,000 was recorded. The remaining $18,379,000 was recorded to equity in OCI at a net-of-tax amount of $11,487,000 at May 31, 2003.

We established a Supplemental Executive Retirement Plan (SERP) effective June 2, 2002. The SERP provides retirement benefits to certain officers and other select employees. The SERP is a non-tax qualified mechanism, which is intended to enhance our ability to retain the services of certain employees. The benefits are limited to a maximum of 1.8% of a participant’s final average salary multiplied by the years of credited service up to twenty years. In fiscal 2003, we entered into a rabbi trust agreement to protect the assets of the SERP for our employees. As of May 31, 2003, our consolidated balance sheets include the treasury stock held in the rabbi trust. These shares are excluded from the calculation of earnings per share as we have no plans to sell treasury stock to fund the SERP benefit payments. On July 31, 2003, the treasury stock was taken out of the rabbi trust and replaced with cash equal to the market value of the shares.

The components of the SERP expense for the 52 weeks ended May 31, 2003 are as follows:

(In Thousands)
Service cost	$676
Interest cost	1,263
Amortization of prior service cost	2,482

$4,421

The aggregate changes in our SERP, along with actuarial assumptions used, related to the defined benefit pension plan for the 52 weeks ended May 31, 2003 are as follows:

(In Thousands)
SERP obligation at beginning of year	$—
Liability associated with establishment of plan	17,372
Service cost	676
Interest cost	1,263
Actuarial loss	3,010
Benefits paid	(243)

SERP obligation at end of year	22,078

Fair value of SERP assets at beginning of year	—
Employer contributions	243
Benefits paid	(243)

Fair value of SERP assets at end of year	—

Unfunded status	22,078
Unrecognized prior service cost	(14,890)
Unrecognized net loss	(3,010)
Additional minimum liability	15,311

SERP liability included in other liabilities	$19,489

Intangible asset included in other long-term assets	$14,890

Weighted average actuarial assumptions:
Discount rate	6.0%
Expected return on SERP assets	1.5%
Rate of compensation increase	4.0%

We recorded an additional minimum liability of $15,311,000 representing the excess of the unfunded accumulated benefit obligation over plan assets and accrued pension costs. An other asset equal to the unrecognized prior service costs of $14,890,000 was also recognized. The remaining $421,000 was recorded to equity, in OCI, at a net-of-tax amount of $263,000 at May 31, 2003.

In addition to providing retirement pension benefits, we provide health care benefits for eligible retired employees. Under our plans, all nonunion employees, with 10 years of service after age 50, are eligible for retiree health care coverage between ages 60 and 65. Grandfathered nonunion employees and certain union employees who have bargained into our company-sponsored health care plans are generally eligible after age 55, with 10 years of service, and have only supplemental benefits after Medicare eligibility is reached. Certain of the plans require contributions by retirees and spouses.

The components of the net postretirement benefit expense are as follows:

	(In Thousands)
	52 Weeks Ended May 31, 2003	52 Weeks Ended June 1, 2002	52 Weeks Ended June 2, 2001
Service cost	$4,854	$3,319	$2,348
Interest cost	12,982	10,364	8,753
Amortization:
Unrecognized prior service cost (benefit)	(945)	322	322
Unrecognized net loss	4,926	2,014	334

Net postretirement benefit expense	$21,817	$16,019	$11,757

The aggregate change in our accumulated postretirement benefit obligation (APBO), which is unfunded, is as follows:

	(In Thousands)
	May 31, 2003	June 1, 2002
APBO at beginning of year	$141,555	$112,368
Service cost	4,854	3,319
Interest cost	12,982	10,364
Participant contributions	2,236	1,902
Prior service benefit	(15,477)	—
Actuarial loss	71,311	28,384
Benefits paid	(15,240)	(14,782)

APBO at end of year	202,221	141,555
Unrecognized prior service benefit (cost)	12,811	(1,721)
Unrecognized net loss	(108,652)	(42,267)

Accrued postretirement benefit	106,380	97,567
Less current portion	(14,500)	(12,900)

APBO included in other liabilities	$91,880	$84,667

In determining the APBO, the weighted average discount rate was assumed to be 5.5%, 7.5% and 8.0% for fiscal 2003, 2002 and 2001, respectively. The assumed health care cost trend rate for fiscal 2003 was 10.0%, declining gradually to 5.5% over the next 9 years. A 1.0% increase in this assumed health care cost trend rate would increase the service and interest cost components of the net postretirement benefit expense for fiscal 2003 by approximately $2,001,000, as well as increase the May 31, 2003 APBO by approximately $15,464,000. Conversely, a 1.0% decrease in this rate would decrease the fiscal 2003 expense by approximately $1,747,000 and the May 31, 2003 APBO by approximately $14,005,000.

We also participate in a number of multi-employer plans which provide postretirement health care benefits to substantially all union employees not covered by our plans. Amounts reflected as benefit cost and contributed to such plans, including amounts related to health care benefits for active employees, totaled $186,504,000, $176,644,000 and $171,510,000 in fiscal 2003, 2002 and 2001, respectively.

7. Stock-Based Compensation

The 1996 Stock Incentive Plan allows us to grant to employees and directors various stock awards, including stock options, which are granted at prices not less than the fair market value at the date of grant, and deferred shares. A maximum of 18,683,000 shares was approved by our stockholders to be issued under the Plan. On May 31, 2003, shares totaling 3,204,000 were authorized but not awarded under the Plan.

The stock options may be granted for a period not to exceed ten years and generally vest from one to three years from the date of grant. The changes in outstanding options are as follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
	(In Thousands)
Balance June 3, 2000	7,217	$24.12
Issued	1,348	14.16
Surrendered	(488)	26.67
Exercised	(14)	7.03

Balance June 2, 2001	8,063	22.33
Issued	44	22.75
Surrendered	(102)	27.19
Exercised	(833)	16.53

Balance June 1, 2002	7,172	22.93
Issued	3,610	19.32
Surrendered	(559)	24.15
Exercised	(639)	16.11

Balance May 31, 2003	9,584	$21.96

Stock options outstanding and exercisable as of May 31, 2003 are as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life In Years
	(In Thousands)
Outstanding:
$6.25 - $13.88	1,895	$10.00	9.2
14.10 - 18.50	2,376	15.41	6.4
21.88 - 27.72	3,421	26.52	7.5
33.28 - 33.91	1,892	33.90	4.3

$6.25 - $33.91	9,584	$21.96	6.9

Exercisable:
$6.25 - $13.88	265	$9.91
14.10 - 18.50	1,992	15.65
21.88 - 27.72	1,654	25.47
33.28 - 33.91	1,892	33.90

$6.25 - $33.91	5,803	$24.14

During fiscal 1998, we also awarded 200,000 shares of deferred stock under the Plan, with a weighted average fair value at the date of grant of $33.91 per share. These deferred shares, which accrued dividends in the form of additional shares, vested ratably after one, two and three years of continued employment. Compensation expense related to this award was $696,000 for fiscal 2001. These shares were issued during fiscal 2003 to our retiring Chief Executive Officer.

During fiscal 2003, we granted 133,000 shares of our common stock to our retiring Chief Executive Officer with a weighted average fair value at the date of grant of $27.00 per share. The related compensation expense of $3,591,000 was recorded to other charges in our consolidated statements of income.

During fiscal 2003, we also granted the right to receive in the future up to 150,000 shares of our common stock under the Plan, with a weighted average fair value at the date of grant of $27.00 per share to our new Chief Executive Officer. The deferred shares, which are accruing dividends in the form of additional shares, vest ratably after one, two and three years of continued employment. Compensation expense related to this award was $899,000 for fiscal 2003.

On May 31, 2003, 13,020,000 total shares of common stock were reserved for issuance under various employee benefit plans.

8. Goodwill and Other Intangible Assets

On June 3, 2001, we adopted, on a prospective basis, SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and other intangible assets with indefinite useful lives are no longer amortized, and are required to be tested for impairment at least annually and more frequently if an event occurs which indicates the intangible may be impaired. Upon adoption of SFAS No. 142, we performed impairment tests of our goodwill and other intangible assets and determined that no impairments existed. As of May 31, 2003, we believe no impairment existed for goodwill or other intangible assets.

Included on our consolidated balance sheets as of May 31, 2003 and June 1, 2002 are the following acquired intangible assets:

	(In Thousands)
	May 31, 2003		June 1, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$215,346	$—	$215,346	$—
Intangible assets with indefinite lives (generally trademarks and trade names)	180,464	—	176,044	—
Intangible assets with finite lives	19,788	(8,257)	19,812	(6,797)

The increase of $4,420,000 in intangible assets with indefinite lives during fiscal 2003 relates primarily to the reacquisition of rights to distribute our products in certain territories.

Intangible amortization expense for fiscal 2003 and 2002 was $1,460,000 and $1,556,000, respectively. Of these amounts, $800,000 was recorded as a reduction of net sales in fiscal 2003 and 2002, with the remainder recorded to amortization expense in the consolidated statements of income. Estimated intangible amortization for each of the subsequent five fiscal years is estimated at $1,100,000 to $1,500,000 per year, with $800,000 each year to be recorded as a reduction of net sales.

The following information reconciles the net income and earnings per share reported for fiscal 2001 to adjusted net income and earnings per share which reflect the application of SFAS No. 142 and compares the adjusted information to the fiscal 2003 and 2002 results:

	(In Thousands, Except Per Share Data)
	52 Weeks Ended May 31, 2003	52 Weeks Ended June 1, 2002	52 Weeks Ended June 2, 2001
Net income as reported	$27,450	$69,789	$61,125
Trademark and trade name amortization	—	—	3,139
Goodwill amortization	—	—	7,402

Net income, as adjusted	$27,450	$69,789	$71,666

Basic earnings per share, as reported	$0.62	$1.39	$1.13
Trademark and trade name amortization	—	—	0.06
Goodwill amortization	—	—	0.14

Basic earnings per share, as adjusted	$0.62	$1.39	$1.33

Diluted earnings per share, as reported	$0.61	$1.36	$1.13
Trademark and trade name amortization	—	—	0.06
Goodwill amortization	—	—	0.14

Diluted earnings per share, as adjusted	$0.61	$1.36	$1.33

9. Accrued Expenses and Other Liabilities

Included in accrued expenses are the following:

	(In Thousands)
	May 31, 2003	June 1, 2002
Self-insurance reserves	$79,422	$52,368
Payroll, vacation and other compensation	69,930	75,197
Pension and welfare	44,948	37,099
Taxes other than income	19,726	21,025

Included in other liabilities are the following:

	(In Thousands)
	May 31, 2003	June 1, 2002
Accumulated postretirement benefit obligation	$91,880	$84,667
Self-insurance reserves	68,050	62,669

10. Other Charges

Restructuring charges. As part of various initiatives to reduce our manufacturing and distribution cost structures, the completion of our new bakery in Henderson, Nevada, as well as improvements to other facilities allowed us to close less efficient operations. In addition, as we continue to evaluate opportunities to reduce our manufacturing and distribution cost structures, we may incur additional restructuring charges related to the closing of other bakeries, distribution facilities and thrift stores, including the relocation of some bakery equipment to more efficient facilities. During fiscal 2003, we incurred restructuring charges for two different restructuring plans.

During the third quarter we initiated a plan in which we incurred charges (including severance, other exit costs and asset impairments) of $6,801,000 related to closures of four bakeries and 96 thrift stores. The severance costs are associated with the involuntary employee separation of approximately 390 employees. As of May 31, 2003, 317 employee separations had been completed. We expect these closings and separations to be completed by the second quarter of fiscal 2004. The other exit costs relate to lease cancellations and related repairs to those facilities. These costs are being expensed as incurred. Asset impairments primarily relate to the write-down to fair value of equipment in the bakeries to be closed.

The following table summarizes these restructuring charges incurred, with the related remaining liability included in accrued expenses in the consolidated balance sheets:

	Restructuring Charges	Cash Payments	Non-Cash Adjustments	May 31, 2003 Liability Balance
	(In Thousands)
Severance costs	$2,208	$1,042	$—	$1,166
Other exit costs	2,697	695	—	2,002
Asset impairments	1,896	—	1,896	—

Total	$6,801	$1,737	$1,896	$3,168

Our other restructuring plan in fiscal 2003 resulted in restructuring charges of $3,109,000 in conjunction with the closing of a bakery initiated in the second quarter. The severance charge for 160 involuntary separations was $1,450,000. This bakery has been closed and 158 separations have been completed as of the fourth quarter with $1,402,000 of severance payments made in fiscal 2003. Other exit costs during fiscal 2003 were $1,355,000 which relate to charges for security, utilities and cleanup costs as the bakery is being readied for potential sale. An asset impairment of $304,000, related to the write-down to fair value of equipment in this bakery, was also recorded in fiscal 2003. The remaining liability of $76,000 (severance and other exit costs) is included in accrued expenses in the May 31, 2003 consolidated balance sheets.

Fiscal 2002 activities. During fiscal 2002, we incurred other charges of $25,700,000, representing costs related to the closure of a bakery, as well as settlement of an employment discrimination lawsuit. The bakery was closed and all separations were completed during fiscal 2002. We paid approximately 80% of the settlement amount in fiscal 2002, shortly following the date of the settlement agreement, and paid the remaining 20% of the settlement amount in fiscal 2003.

11. Stock Repurchases

Since May 11, 1999, our board of directors has authorized the purchase of 10,950,000 shares of IBC common stock. Management has the discretion to determine the number of the shares to be purchased, as well as the timing of any such purchases, with the pricing of any shares repurchased to be at prevailing market prices. As of May 31, 2003, 7,400,000 shares of IBC common stock were available to be purchased under this stock repurchase program.

In addition to the stock repurchase program described above, our board of directors separately authorized the repurchase of IBC common stock in the privately negotiated transactions described below. These transactions were entered into with Nestle Purina PetCare Company, successor to Ralston Purina Company, (Nestle Purina) and Tower Holding Company, Inc., a subsidiary of Nestle Purina (Tower).

In July 1995, we acquired Continental Baking Company from Ralston Purina Company (RPC) for $220,000,000 in cash and 33,846,154 shares of common stock. On July 29, 1997, RPC issued $479,954,000 of 7% Stock Appreciation Income Linked Securities (SAILS), which were exchangeable at maturity, at the option of RPC, for cash or up to 15,498,000 shares of IBC’s common stock. Pursuant to the SAILS transaction, we repurchased 2,000,000 shares of our common stock from RPC for $60,079,000.

On July 24, 2000, we signed an agreement with RPC and an affiliate of RPC to purchase from the RPC affiliate 15,498,000 shares of IBC common stock. Pursuant to this agreement, we purchased 2,551,020 shares of our common stock for a total of $40,000,000 on August 1, 2000 and 12,946,980 shares of its common stock for a total of $203,009,000, plus an interest component of $1,420,000, on September 1, 2000. After this repurchase, RPC owned approximately 29.5% of the outstanding shares of IBC’s common stock. In connection with the July 24, 2000 agreement, RPC and its affiliates agreed that they would reduce their ownership of our common stock to no more than 15% by August 1, 2004 and to no more than 10% by August 1, 2005.

On April 25, 2002, we purchased 7,348,154 shares of our common stock from Tower for $157,985,000. In addition, Tower also exercised its demand registration right pursuant to our shareholder agreement, and it sold the remaining 7,500,000 shares of our common stock which it held in a secondary offering completed May 14, 2002 at a price of $25.75 per share. Upon completion of these transactions, Nestle Purina and Tower no longer held any shares of our common stock or any rights granted by us to acquire shares of our common stock.

12. Stockholder Rights Plan

In May 2000, our board of directors adopted a stockholder rights plan which provided that a dividend of one preferred stock purchase right was declared for each share of our common stock outstanding and any common shares issued thereafter. The rights are not exercisable until ten business days following either 1) a public announcement that a person or group acquired 15% or more of our common stock (provided such threshold is not exceeded solely as a result of our purchase of stock by us and corresponding reduction in the number of shares outstanding) or 2) the announcement of a tender offer which could result in a person or group acquiring 15% or more of our common stock.

Each right, if exercisable, will entitle its holder to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $80.00, subject to adjustment. If a person or group acquires 15% or more of our outstanding common stock, the holder of each right not owned by the acquiring party will be entitled to purchase shares of our common stock (or in certain cases, preferred stock, cash or other property) having a market value of twice the exercise price of the right. In addition, after a person or group has become an acquiring person, if we are acquired in a merger or other business combination or 50% or more of its consolidated assets or earning power are sold, each right will entitle its holder to purchase at the exercise price of the right, a number of the acquiring party’s common shares valued at twice the exercise price of the right.

The board of directors may redeem the rights at any time before they become exercisable for $0.001 per right and, if not exercised or redeemed, the rights will expire on May 25, 2010.

13. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for the fiscal years ended May 31, 2003 and June 1, 2002 is as follows (each quarter represents a period of twelve weeks except the third quarters, which cover sixteen weeks):

	(In Thousands, Except Per Share Data)
	First	Second	Third	Fourth
2003
Net sales	$838,974	$823,213	$1,045,574	$818,019
Cost of products sold	399,456	398,993	522,543	413,502
Operating income	51,491	27,900	1,444	2,433
Net income (loss)	27,131	11,636	(6,749)	(4,568)
Earnings (loss) per share:
Basic	0.61	0.26	(0.15)	(0.10)
Diluted	0.60	0.26	(0.15)	(0.10)

2002
Net sales	$825,042	$826,072	$1,047,723	$832,786
Cost of products sold	387,743	394,158	501,228	392,375
Operating income	25,252	41,640	37,106	43,359
Net income	9,798	21,249	16,737	22,005
Earnings per share:
Basic	0.19	0.42	0.33	0.46
Diluted	0.19	0.41	0.32	0.45

Fiscal 2003 second quarter results include restructuring charges of $1,450,000, or $0.02 per diluted share, related to the closing of a bakery and other charges of $3,591,000, or $0.05 per share, related to an October 1, 2002 common stock award to IBC’s retiring Chief Executive Officer. Fiscal 2003 third quarter results include restructuring charges of $5,000,000, or $0.07 per diluted share, related to charges incurred with the certain closings and restructurings of several bakeries and thrift store locations. Fiscal 2003 fourth quarter results include restructuring charges of $3,460,000, or $0.05 per diluted share, related to charges incurred in conjunction with the restructurings initiated in the second and third quarters of fiscal 2003.

Fiscal 2002 first quarter results include other charges of $25,700,000, or $0.31 per diluted share, related to the closure of a bakery and the settlement of employment discrimination litigation.

Net sales for the first, second and third quarters of fiscal 2002, have been restated for our fourth quarter fiscal 2002 adoption of EITF No. 00-25 (updated by EITF No. 01-9) as explained in Note 1 to these consolidated financial statements. These adoptions had no effect on our reported net income.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Interstate Bakeries Corporation

We have audited the accompanying consolidated balance sheets of Interstate Bakeries Corporation and its subsidiaries (the “Company”) as of May 31, 2003 and June 1, 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2003. Our audits also included the financial statement schedule of the Company, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2003 and June 1, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 8 to the consolidated financial statements, on June 3, 2001, the Company changed its method of accounting for derivative instruments to conform with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended and interpreted) and its method of accounting for acquired goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Deloitte & Touche LLP

Kansas City, Missouri

August 6, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Senior management of the Company has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, senior management has concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is processed, summarized, and reported on a timely basis.

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this Item is incorporated herein by reference to (i) the information under the caption “Proposal No. 1 – Election of Directors” (ii) the information under the caption “Executive Officers” and (iii) the information under the caption “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” in each case, in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer, Senior Vice President-Finance and Treasurer and Controller. The Code of Business Conduct and Ethics is posted on our website, www.interstatebakeriescorp.com. We intend to satisfy the disclosure requirement regarding an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to (i) the information under the caption “Executive Compensation,” (ii) the information under the caption “Board of Directors – How Are Directors Compensated?,” (iii) the information under the caption “General – Compensation Committee Interlocks and Insider Participation,” (iv) the information under the caption “Compensation Committee Report” and (v) the information under the caption “Stock Performance Graph,” in each case, in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to (i) the information under the caption “Equity Compensation Plan Information,” (ii) the information under the caption “Stock Ownership – Holdings of Principal Stockholders” and (iii) the information under the caption “Stock Ownership – Holdings of Officers and Directors,” in each case, in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information under the caption “General – Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees Paid to Independent Auditors” in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of this Report:

	1.	Financial Statements

The following consolidated financial statements are set forth in Part II, Item 8:

Consolidated Balance Sheets at May 31, 2003 and June 1, 2002

For the 52 weeks ended May 31, 2003, the 52 weeks ended June 1, 2002 and the 52 weeks ended June 2, 2001:

Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule

Schedule II on page 53 is filed as part of this Annual Report.

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

	3.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 9, 2002, filed on April 19, 2002).

3.2	Restated Bylaws of Interstate Bakeries Corporation*

4.1	Preferred Stock Purchase Rights Agreement effective as of May 8, 2000 (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 16, 2000).

10.1	Employment Agreement, dated as of September 4, 2002, by and among Interstate Bakeries Corporation, Interstate Brands Corporation and James R. Elsesser (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on October 3, 2002)#

10.2	Deferred Share Award Notice dated as of October 1, 2002 by and between the Interstate Bakeries and James R. Elsesser (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on October 3, 2002)#

10.3	Consulting Agreement dated as of October 2, 2002 and effective as of September 30, 2002 by and among the Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West

Corporation and Charles A. Sullivan (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on October 3, 2002)#

10.4	Employment Agreement dated as of March 8, 2003 by and between Michael D. Kafoure and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.2 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003)#

10.5	Employment Agreement dated as of March 7, 2003 by and between Robert P. Morgan and Interstate Brands Corporation (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003)#

10.6	Employment Agreement dated as of March 18, 2003 by and between Richard D. Willson and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.4 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003)#

10.7	Employment Agreement dated as of March 7, 2003 by and between Thomas S. Bartoszewski and Interstate Brands Corporation (incorporated herein by reference to Exhibit 10.5 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003)#

10.8	Management Continuity Agreement effective as of February 3, 2003 by and between James R. Elsesser and Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 10.6 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003)#

10.9	Form of Management Continuity Agreement effective as of February 3, 2003 by and between Interstate Bakeries Corporation and Paul E. Yarick, Michael D. Kafoure, Kent B. Magill, Robert P. Morgan, Richard D. Willson and Thomas S. Bartoszewski (incorporated herein by reference to Exhibit 10.7 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003)#

10.10	Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent, dated as of April 25, 2002 (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed May 8, 2002).

10.10.1	First Amendment, dated as of April 21, 2003, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.12	Guarantee and Collateral Agreement made by Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and certain of their Subsidiaries, in favor of The Chase Manhattan Bank, as Administrative Agent, dated as of July 19, 2001 (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 24, 2001).

10.13	Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Proxy Statement relating to the 1996 Annual Meeting of Stockholders of Interstate Bakeries Corporation)#

10.13.1	Amendment to the Interstate Bakeries Corporation 1996 Stock Incentive Plan dated May 6, 2003#*

10.13.2	Amendment to the Interstate Bakeries Corporation 1996 Stock Incentive Plan dated July 9, 2003#*

10.16	Interstate Bakeries Corporation Incentive Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002)#

10.17	Interstate Bakeries Corporation 1993 Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002)#

10.18	Interstate Bakeries Corporation Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).

10.19	Interstate Bakeries Corporation Rabbi Trust Agreement (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002)#

10.19.1	First Amendment to the IBC Rabbi Trust Agreement effective August 8, 2003#*

10.20	Form of Award Notice and Non-Qualified Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002)#

10.21	Form of Award Notice and Incentive Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002)#

21.1	Subsidiaries of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 20, 1999).

31.1	Certification of James R. Elsesser pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Paul E. Yarick pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of James R. Elsesser pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Paul E. Yarick pursuant to 18 U.S.C. Section 1350*

#	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).
*	Filed herewith

(b)     Reports on Form 8-K:

No reports on Form 8-K were filed by our Company during the twelve-week quarter ended May 31, 2003 except for:

1.	our report on Form 8-K filed with the SEC on March 24, 2003 to report the retirement of the individual then serving as our Senior Vice President and Chief Financial Officer;

2.	our report on Form 8-K filed with the SEC on March 26, 2003 to report our plans to close our Boise, Idaho bread and roll bakery;

3.	our report on Form 8-K filed with the SEC on April 7, 2003 to report our plans to close our Sacramento, California sourdough roll bakery; and

4.	our report on Form 8-K filed with the SEC on April 8, 2003 to report our issuance of a press release containing unaudited financial information and accompanying discussion for the sixteen-week third quarter ended March 8, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE BAKERIES CORPORATION

Dated: August 22, 2003	By:	/s/ JAMES R. ELSESSER
James R. Elsesser, Chief Executive Officer

Each person whose signature appears below hereby severally constitutes and appoints James R. Elsesser and Paul E. Yarick, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Interstate Bakeries Corporation for the fiscal year ended May 31, 2003, and all documents relating therewith, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Name of Signatory	Capacities In Which Signing	Date

/s/ JAMES R. ELSESSER James R. Elsesser	Chief Executive Officer (Principal Executive Officer)	August 22, 2003

/S/ PAUL E. YARICK Paul E. Yarick	Senior Vice President – Finance and Treasurer (Principal Financial and Accounting Officer)	August 22, 2003

/s/ CHARLES A. SULLIVAN Charles A. Sullivan	Chairman of the Board	August 22, 2003

/s/ MICHAEL J. ANDERSON Michael J. Anderson	Director	August 22, 2003

/s/ G. KENNETH BAUM G. Kenneth Baum	Director	August 22, 2003

/s/ LEO BENATAR Leo Benatar	Director	August 22, 2003

/s/ ROBERT B. CALHOUN Robert B. Calhoun	Director	August 22, 2003

/s/ FRANK E. HORTON Frank E. Horton	Director	August 22, 2003

/s/ RICHARD L. METRICK Richard L. Metrick	Director	August 22, 2003

INTERSTATE BAKERIES CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FIFTY-TWO WEEKS ENDED MAY 31, 2003, JUNE 1, 2002 AND JUNE 2, 2001

(In Thousands)

Description	Balance at beginning of period	Additions charged to income	Accounts charged off	Balance at end of period
2003:
Reserve for discounts and allowances on accounts receivable	$4,468	$18	$—	$4,486
Allowance for doubtful accounts	4,200	3,226	3,426	4,000

	$8,668	$3,244	$3,426	$8,486

2002:
Reserve for discounts and allowances on accounts receivable	$3,517	$951	$—	$4,468
Allowance for doubtful accounts	4,069	5,104	4,973	4,200

	$7,586	$6,055	$4,973	$8,668

2001:
Reserve for discounts and allowances on accounts receivable	$3,464	$53	$—	$3,517
Allowance for doubtful accounts	4,638	2,316	2,885	4,069

	$8,102	$2,369	$2,885	$7,586

EXHIBIT INDEX

Exhibit No.	Exhibit

3.2	Restated Bylaws of Interstate Bakeries Corporation.

10.13.1	Amendment to the Interstate Bakeries Corporation 1996 Stock Incentive Plan dated May 6, 2003.

10.13.2	Amendment to the Interstate Bakeries Corporation 1996 Stock Incentive Plan dated July 9, 2003.

10.19.1	First Amendment to the IBC Rabbi Trust Agreement effective August 8, 2003.

31.1	Certification of James R. Elsesser pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Paul E. Yarick pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of James R. Elsesser pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Paul E. Yarick pursuant to 18 U.S.C. Section 1350.