Form 10-Q
period 2003-08-23
INTERSTATE BAKERIES CORP/DE/
filed 2003-10-03
CIK 829499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 23, 2003

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

There were 44,803,598 shares of common stock, $0.01 par value per share, outstanding on September 24, 2003.

INTERSTATE BAKERIES CORPORATION

FORM 10-Q

QUARTER ENDED AUGUST 23, 2003

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 23, 2003	May 31, 2003
	(In thousands)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $3,889,000 ($4,000,000 at May 31)	$183,459	$182,738
Inventories	76,033	79,728
Other current assets	75,576	87,429

Total current assets	335,068	349,895

Property and equipment:
Land and buildings	451,954	451,999
Machinery and equipment	1,116,470	1,103,524

	1,568,424	1,555,523
Less accumulated depreciation	(722,244)	(702,050)

Net property and equipment	846,180	853,473

Goodwill	215,346	215,346
Other intangible assets	191,667	191,995
Other assets	37,111	34,982

	$1,625,372	$1,645,691

Liabilities and Stockholders’ Equity
Current liabilities:
Long-term debt payable within one year	$60,984	$56,259
Accounts payable	108,894	117,701
Accrued expenses	255,960	251,621

Total current liabilities	425,838	425,581

Long-term debt	508,511	528,771
Other liabilities	213,312	225,103
Deferred income taxes	140,479	140,479

Total long-term liabilities	862,302	894,353

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized - 1,000,000 shares; issued - none	—	—
Common stock, par value $0.01 per share; authorized - 120,000,000 shares; issued - 81,579,000 shares (81,579,000 at May 31)	816	816
Additional paid-in capital	588,950	588,950
Retained earnings	451,355	443,345
Treasury stock, at cost – 36,775,000 shares (36,298,000 at May 31)	(689,862)	(680,913)
Treasury stock held in rabbi trust, at cost – none (477,000 shares at May 31)	—	(8,946)
Accumulated other comprehensive loss	(14,027)	(17,495)

Total stockholders’ equity	337,232	325,757

	$1,625,372	$1,645,691

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Twelve Weeks Ended
	August 23, 2003	August 24, 2002
	(In thousands, except per share data)
Net sales	$831,015	$838,974

Cost of products sold	406,901	399,456
Selling, delivery and administrative expenses	375,733	366,712
Restructuring charges	632	—
Depreciation and amortization	21,242	21,315

	804,508	787,483

Operating income	26,507	51,491

Other income	(8)	(37)
Interest expense	8,865	8,531

	8,857	8,494

Income before income taxes	17,650	42,997
Provision for income taxes	6,460	15,866

Net income	$11,190	$27,131

Earnings per share:
Basic	$0.25	$0.61

Diluted	$0.25	$0.60

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twelve Weeks Ended
	August 23, 2003	August 24, 2002
	(In thousands)
Cash flows from operating activities:
Net income	$11,190	$27,131
Depreciation and amortization	21,242	21,315
Non-cash interest expense-deferred debt fees	509	396
Non-cash interest reduction-swap agreements	(57)	—
Gain on sale of property and equipment	(30)	(1,516)
Change in operating assets and liabilities:
Accounts receivable	(721)	1,007
Inventories	3,695	(2,181)
Other current assets	8,266	171
Accounts payable and accrued expenses	(1,211)	1,858
Long-term portion of self-insurance reserves	(6,427)	935
Other	(1,324)	2,668

Cash from operating activities	35,132	51,784

Cash flows from investing activities:
Additions to property and equipment	(14,028)	(19,756)
Sale of assets	264	2,384
Purchase of other intangible assets	(12)	—
Purchase of software	(2,614)	—
Other	(24)	(49)

Cash from investing activities	(16,414)	(17,421)

Cash flows from financing activities:
Reduction of long-term debt	(15,535)	(35,688)
Common stock dividends paid	(3,180)	(3,096)
Stock option exercise proceeds	—	4,674
Acquisition of treasury stock	(3)	(161)
Debt fees	—	(92)

Cash from financing activities	(18,718)	(34,363)

Change in cash and cash equivalents	—	—

Cash and cash equivalents:
Beginning of period	—	—

End of period	$—	$—

Cash payments made:
Interest	$9,054	$9,860
Income taxes	333	7,740

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Twelve Weeks Ended
	August 23, 2003	August 24, 2002
	(In thousands)
Net income	$11,190	$27,131

Other comprehensive income (loss):

Change in fair value of cash flow hedges (net of income taxes of $869 and $2,730, respectively)	1,447	(4,470)
Losses on interest rate swaps reclassified to interest expense (net of income taxes of $1,013 and $908, respectively)	1,688	1,501
Commodity derivative losses reclassified to cost of products sold (net of income taxes of $199 and $108, respectively)	333	178

Other comprehensive income (loss) total	3,468	(2,791)

Comprehensive income	$14,658	$24,340

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Accounting Policies and Basis of Presentation

Interstate Bakeries Corporation is the largest wholesale baker and distributor of fresh bakery products in the United States. The accompanying unaudited consolidated financial statements should be read in conjunction with our fiscal 2003 consolidated financial statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 22, 2003. Any reference, unless otherwise noted, to “IBC,” “us,” “we” and “our” refers to Interstate Bakeries Corporation and its subsidiaries, taken as a whole.

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

Certain reclassifications have been made to our fiscal 2003 consolidated financial statements to conform to the fiscal 2004 presentation.

2. Stock-based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), and related interpretations in accounting for our 1996 Stock Incentive Plan (the Plan), and, therefore, no compensation expense is recognized for stock options issued under the Plan. Options are awarded with an exercise price not less than the fair market value on the date of the grant. For companies electing to continue the use of APB No. 25, Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS No. 123 had been adopted. We use the Black-Scholes option pricing model to estimate the grant date fair value of our option grants.

Had we adopted the provisions of SFAS No. 123, estimated pro forma net income and earnings per share would have been as follows:

	Twelve Weeks Ended
	August 23, 2003	August 24, 2002
	(In thousands, except per share data)
Net income, as reported	$11,190	$27,131
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	197	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,960)	(1,676)

Pro forma net income	$9,427	$25,455

Basic earnings per share:
As reported	0.25	0.61
Pro forma	0.21	0.58

Diluted earnings per share:
As reported	0.25	0.60
Pro forma	0.21	0.56

3. Inventories

The components of inventories are as follows:

	August 23, 2003	May 31, 2003
	(In thousands)
Ingredients and packaging	$46,908	$51,827
Finished goods	23,986	22,854
Other	5,139	5,047

	$76,033	$79,728

4. Income Taxes

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Twelve Weeks Ended
	August 23, 2003	August 24, 2002
Statutory federal tax	35.0%	35.0%
State income tax	2.0	2.7
Other	(0.4)	(0.8)

	36.6%	36.9%

5. Earnings Per Share

Following is a reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Twelve Weeks Ended
	August 23, 2003	August 24, 2002
	(In thousands)
Basic weighted average common shares outstanding	44,805	44,199
Effect of dilutive stock compensation	202	1,292

Dilutive weighted average common shares outstanding	45,007	45,491

Diluted weighted average common shares outstanding exclude options on common stock and deferred shares awarded of 7,858,000 and 3,719,000 for the first quarter of fiscal 2004 and fiscal 2003, respectively, because their effect would have been antidilutive.

Cash dividends declared and paid per common share were $0.07 for the first quarters of both fiscal 2004 and 2003.

On September 23, 2003, our Board of Directors declared a cash dividend of $0.07 per common share. The dividend will be paid on November 3, 2003 to shareholders of record as of October 15, 2003.

6. Restructuring Charges

During the first quarter of fiscal 2004, we incurred restructuring charges for the two restructuring plans initiated in fiscal 2003 related to certain closures and restructurings of bakeries and thrift stores.

Under the plan initiated in the fiscal 2003 third quarter, we incurred costs of $481,000 in the first quarter of fiscal 2004. These costs related principally to utilities and cleanup for bakeries that have been closed and are being readied for potential sale. Offsetting these expenses is a reduction of the restructuring liability of $117,000 due to lower than anticipated costs for a lease cancellation and building repairs. Approximately 5 separations are left to be completed under this plan in the second quarter of fiscal 2004.

The following table reflects the changes in our accruals from May 31, 2003 to August 23, 2003 for our plan initiated in the third quarter of fiscal 2003. This liability is included in accrued expenses in the consolidated balance sheets:

	May 31, 2003 Liability Balance	Restructuring Charges	Cash Payments	Adjustments	August 23, 2003 Liability Balance
	(In thousands)
Severance costs	$1,166	$—	$721	$37	$482
Other exit costs	2,002	481	937	(117)	1,429

Total	$3,168	$481	$1,658	$(80)	$1,911

Under the plan initiated in the fiscal 2003 second quarter, we incurred costs of $231,000 in the first quarter of fiscal 2004. These costs related to security, utilities and cleanup for a bakery that has been closed and is being readied for potential sale. There are 2 separations left to be completed under this plan. The $76,000 liability at May 31, 2003 related to this plan remained unchanged as of August 23, 2003. This liability is included in accrued expenses on the August 23, 2003 unaudited consolidated balance sheet.

We expect to incur additional maintenance and cleanup costs related to these restructurings in future quarters. In addition, as we continue to evaluate opportunities to reduce our manufacturing, administrative and distribution cost structures, we may incur additional restructuring charges related to the closing of other bakeries, distribution facilities and thrift stores, including the relocation of some bakery equipment to more efficient facilities, as well as the centralization of certain administrative infrastructure.

7. Derivative Instruments

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

The majority of our derivative instruments are designated and qualify as cash flow hedges and we apply hedge accounting as allowed by SFAS No. 133. Gains or losses on cash flow hedges are recorded to other comprehensive income(loss) (OCI), to the extent they are effective, and are reclassified to earnings in the period in which the hedged forecasted transaction impacts earnings. For hedges of future commodities needs, earnings are impacted when our products are produced. However, we from time to time enter into commodity derivatives which economically hedge certain of our risks even though the criteria for hedge accounting are not met or we do not elect to apply hedge accounting. When such criteria are not met, any impact on earnings for these hedges is recorded in the consolidated statements of income on the cost of products sold line.

We enter into interest rate swap agreements with major banks and institutional lenders to manage the interest rate risk associated with our variable rate debt. During the first quarter of fiscal 2003, we amended interest rate swap agreements with a notional amount of $170,000,000, extending the terms by one year and reducing the fixed interest rates. Neither party was required to make a cash payment to effect these amendments. At the date of the amendments, these instruments had a loss, net of income taxes, of $2,817,000 accumulated in OCI, which was reclassified into interest expense over the remaining term of the original hedged period, through July 2003, with the final $406,000 reclassified during the first quarter of fiscal 2004. Beginning in fiscal 2004, this reclassification is being offset by the change in fair value of the amended swap agreements over the term of these agreements with the fiscal 2004 first quarter offset into interest expense amounting to $442,000. The net effect on first quarter fiscal 2004 net income for these items was an increase of $36,000. The amended swap agreements have been redesignated as cash flow hedges of variable rate debt.

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

At August 23, 2003, we had accumulated losses of $3,892,000, net of income taxes and amounts reclassified to earnings, related to interest rate swaps and recorded to OCI, with offsetting entries to accrued expenses. At August 23, 2003, we also had accumulated gains of $1,615,000, net of income taxes, related to commodity derivatives and recorded to OCI. The net unrealized portion of this gain amounted to $59,000, net of income taxes, at August 23, 2003. In addition, at August 23, 2003, we had accumulated losses on commodity hedges that did not meet the criteria for hedge accounting or for which we did not elect to apply hedge accounting of $42,000, net of income taxes, that were recorded to cost of products sold and accrued expenses. During the first quarter of fiscal 2004, we recognized a gain in earnings resulting from hedge ineffectiveness of commodity hedges of $570,000, net of income taxes.

At August 24, 2002, we had accumulated losses of $7,748,000, net of income taxes and amounts reclassified to earnings, related to interest rate swaps and recorded as the sole component of OCI. In addition, at August 24, 2002, we had accumulated gains on commodity hedges for which we did not elect to apply hedge accounting of $585,000, net of income taxes, that were recorded to cost of products sold and other current assets.

All derivative gains and losses recorded in OCI at August 23, 2003, are expected to be reclassified to earnings during the next 12 months.

At August 23, 2003, the fair value of our interest rate swaps was a loss of $10,043,000 based upon quotes from third party financial institutions and the fair value of our commodity derivatives was a gain of $28,000 based upon widely available market quotes. At August 24, 2002, the fair value of our interest rate swaps was a loss of $12,436,000 and the fair value of our commodity derivatives was a gain of $939,000.

We are exposed to credit loss in the event of nonperformance by counterparties on commodity derivatives and interest rate swap agreements. This credit loss is limited to the cost of replacing these contracts at current market rates. We believe that the probability of such loss is remote.

8. Goodwill and Other Intangible Assets

Included on our unaudited consolidated balance sheets as of August 23, 2003 and May 31, 2003 were the following acquired intangible assets:

	August 23, 2003		May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$215,346		$215,346

Intangibles with indefinite lives (principally trademarks and trade names)	$180,476		$180,464

Intangibles with finite lives	$19,788	$(8,597)	$19,788	$(8,257)

The increase of $12,000 in intangible assets with indefinite lives during the first quarter of fiscal 2004 relates to the reacquisition of rights to distribute our products in certain geographic territories.

Intangible amortization for the first quarter of fiscal 2004 and 2003 was $340,000 and $337,000, respectively. Of these amounts, $185,000 for the first quarter in both fiscal 2004 and 2003 was recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of income. Intangible amortization for fiscal 2004 through fiscal 2008 is estimated at $1,100,000 to $1,500,000 per year, of which approximately $800,000 per year will be recorded as a reduction of net sales.

9. Litigation, Claims and Assessments

As previously disclosed, in February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri. The seven cases have been consolidated before a single judge and a lead plaintiff has been appointed by the Court. The lead plaintiff is required to file a consolidated amended complaint by October 6, 2003 and the defendants currently are scheduled to respond within 45 days thereafter. The litigation is in its preliminary stages and the amount of potential loss, if any, cannot reasonably be estimated.

As previously disclosed, in June 2003 a purported shareholder derivative lawsuit was filed in Missouri state court against certain current and former officers and directors of IBC, seeking damages and other relief. Plaintiffs allege that the defendants in this action breached their fiduciary duties to IBC by using material non-public information about IBC to sell IBC stock at prices higher than they could have obtained had the market been aware of the material non-public information. Our board of directors previously had received a shareholder derivative demand from the plaintiffs in the June 2003 derivative lawsuit, requesting legal action by us against certain officers and directors of IBC. In response, the board of directors has appointed a special Review Committee to evaluate the demand and to report to the board. That review is ongoing. While that review is underway, the lawsuit is stayed until December 8, 2003.

As previously disclosed, in November 1996 certain of our route sales representatives (RSRs) brought a class action on behalf of RSRs in the State of Washington, alleging that we had failed to pay required overtime wages under state law. The case has settled for $6,100,000, and the settlement is final. We have reserves that will sufficiently cover the costs of the settlement. The settlement is expected to be paid by October 17, 2003.

As previously disclosed, on July 17, 2002, we were served with a state court complaint which is now pending in the United States District Court for the Northern District of Illinois filed by one employee and one former employee. This complaint arose, in part, from our removal of insulation alleged to have contained asbestos at one of our bakeries in January 1998. This case has been dismissed by the trial court.

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

10. Newly Adopted Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized when it is incurred. The related asset retirement costs are capitalized as part of the long-lived asset’s carrying value. SFAS No. 143 was effective for us at the beginning of fiscal 2004. The adoption of the provisions of this statement had no impact on our financial position or net income.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of this statement had no impact on our financial position or net income.

11. Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 will be effective for us at the beginning of the second quarter of fiscal 2004. The adoption of the provisions of this statement had no impact on our financial position or net income at the beginning of the second quarter of fiscal 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 revises the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and will be effective for us at the beginning of the second quarter of fiscal 2004. The adoption of the provisions of this statement had no impact on our financial position or net income at the beginning of the second quarter of fiscal 2004.

12. Subsequent Event

On October 2, 2003, we announced that we had reached a decision, in the second quarter of fiscal 2004, to close our bread and roll bakery in Grand Rapids, Michigan. The closing of this facility will affect approximately 160 employees. We will continue to service this market by transferring production from Grand Rapids, Michigan to other bakeries located in the midwest. We anticipate recording restructuring charges, including severance and other exit costs, in the second quarter of fiscal 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are discussed in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2003. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. These estimates and assumptions are evaluated on an on-going basis and are based upon many factors including historical experience, consultation with outside professionals, such as actuaries, and management’s judgment. Actual results could differ from any estimates made and results could be materially different if different assumptions or conditions were to prevail.

Our critical accounting policies and estimates, involving those areas of financial statement preparation which are most important to the portrayal of our financial condition and results and which require management’s most difficult, subjective and complex judgments, are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended May 31, 2003. Readers are encouraged to review these critical accounting policies and estimates in conjunction with the review of this accompanying Form 10-Q for the quarter ended August 23, 2003.

The following table sets forth, for the twelve weeks ended August 23, 2003 and August 24, 2002, the relative percentages that certain income and expense items bear to net sales:

	Twelve Weeks Ended
	August 23, 2003	August 24, 2002
Net sales	100.0%	100.0%
Cost of products sold	49.0	47.6
Selling, delivery and administrative expenses	45.2	43.7
Restructuring charges	0.1	—
Depreciation and amortization	2.5	2.6

Operating income	3.2	6.1
Interest expense	1.1	1.0

Income before income taxes	2.1	5.1
Income tax expense	0.8	1.9

Net income	1.3%	3.2%

RESULTS OF OPERATIONS

Net sales. Net sales for the first quarter of fiscal year 2004, the twelve weeks ended August 23, 2003, were $831,015,000, a decrease of $7,959,000, or 0.9%, from net sales of $838,974,000 in fiscal year 2003. The decline in net sales for the first quarter reflected a unit volume decline of approximately 4.7%, partially offset by an overall unit value increase, related to selling prices and mix changes, of approximately 3.8% compared to the first quarter of fiscal 2003.

Gross profit. Gross profit was 51.0% of net sales for the first quarter of fiscal year 2004, down from 52.4% of net sales in fiscal 2003. Our first quarter fiscal 2004 gross profit margins were negatively impacted by higher per pound direct production costs. Ingredient costs, principally flour, shortenings and cocoa, were up 4.2% per pound and labor and labor-related costs, primarily pension, health care and workers’ compensation, increased approximately 5.0% per pound, while packaging costs per pound were unchanged. Overall, the net increases in these costs accounted for 0.4% of our gross profit decline as a percent of net sales in the first quarter of fiscal 2004. Also, energy costs increased 0.2% as a percent of net sales in the first quarter of fiscal 2004. The remaining variances for first quarter fiscal 2004 were composed of items that did not have a significant individual impact on gross profit as a percent of net sales.

Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were $375,733,000, representing 45.2% of net sales, for the first quarter of fiscal 2004, up from fiscal 2003’s selling, delivery and administrative expenses which totaled $366,712,000, or 43.7% of net sales. Higher labor-related costs, notably health care and workers’ compensation claims, were responsible for 0.8% of the increase as a percent of net sales. Also, an increase in advertising expense accounted for 0.2% of the increase as a percent of net sales. The remaining variances for first quarter fiscal 2004 were composed of items that did not have a significant individual impact on the change in selling, delivery and administrative expenses as a percent of net sales.

Restructuring charges. During the first quarter of fiscal 2004, we incurred other charges of $632,000 related to restructuring plans initiated in fiscal 2003 to close and restructure certain bakeries and thrift stores. See Note 6 to the unaudited consolidated financial statements.

Operating income. Based upon the above factors, operating income for the first quarter of fiscal 2004 was $26,507,000, or 3.2% of net sales, down from the prior year’s operating income of $51,491,000, or 6.1% of net sales. As mentioned above, we incurred $632,000 of restructuring charges in the first quarter of fiscal 2004.

Interest expense. Interest expense for the first quarter of fiscal 2004 was $8,865,000, up $334,000 from interest expense in fiscal 2003 of $8,531,000. A somewhat higher average interest rate experienced in the first quarter of fiscal 2004, due to debt modifications initiated in late fiscal 2003, partially offset by slightly lower average borrowing levels, was responsible for this increase.

Income tax expense. The effective income tax rates were 36.6% and 36.9% for fiscal 2004 and fiscal 2003, respectively.

Net income. The net income for the first quarter of fiscal 2004 was $11,190,000 or $0.25 per diluted share, compared to $27,131,000, or $0.60 per diluted share in fiscal 2003. Included in the fiscal 2004 results were restructuring charges amounting to $0.01 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Cash from operating activities for the twelve weeks ended August 23, 2003 was $35,132,000, down $16,652,000 from cash generated in fiscal 2003 of $51,784,000. This decrease was primarily attributable to lower net income. Cash from operating activities was used to fund net capital expenditures of $13,764,000, purchase software for $2,614,000, pay common stock dividends of $3,180,000 and reduce debt outstanding by $15,535,000.

Our planned cash needs for all of fiscal 2004 include approximately $164,859,000, consisting of $53,813,000 of required debt repayments, $2,446,000 of obligations under capital leases, $6,100,000 of payments under the settlement of the Washington RSR class action (see Note 9 to the unaudited consolidated financial statements), $12,500,000 of common stock dividends and $90,000,000 of capital expenditures, including those related to Program SOAR, as discussed below. In addition, we anticipate expensing and paying $60,270,000 of obligations under operating leases. We believe cash from ongoing operations, along with our borrowing capacity under our credit facilities, will be sufficient to fund our currently anticipated cash needs through fiscal 2004. If we are not able to fund our requirements through cash flow from operations, we may seek additional sources of financing. In either case, additional sources of financing may not be available when needed or may not be available on acceptable terms.

As disclosed in our fiscal 2003 Form 10-K, if cash flow from operations is not sufficient to allow for payment of additional common stock dividends in fiscal 2004, such dividends may be discontinued. However, a dividend of $0.07 per share was declared and paid in the first quarter of fiscal 2004. Also, the Board of Directors declared a common stock dividend on September 23, 2003 of $0.07 per common share to be paid on November 3, 2003 to shareholders of record as of October 15, 2003.

We have commenced a major, company-wide project internally referred to as Program SOAR, an acronym for Systems Optimization And Re-engineering. This program will focus on re-engineering our business processes to increase efficiency and on rationalizing our investment in production, distribution and administrative functionality to reduce the ongoing cost of supporting this infrastructure. Direct costs of the three-year program are expected to be approximately $55,000,000, with the majority of these costs related to software and hardware acquisition and consulting fees. Approximately $9,600,000 was spent in fiscal 2003 on this program and $3,100,000 was spent in the first quarter of fiscal 2004. We estimate pre-tax savings, after related Program SOAR expenses, for fiscal 2004 to be approximately $5,000,000 to $10,000,000 (approximately $3,000,000 to $6,000,000, net of income taxes). At the end of fiscal 2004 first quarter, we are generally on time and on budget with our Program SOAR efforts. As part of the program, additional costs are anticipated as we identify and implement strategies which are expected to provide future savings. We plan to achieve positive cumulative cash flow from the program by the end of fiscal 2005. However, there can be no assurance that this will be achieved.

As a result of the fiscal 2003 restructurings, we estimate pre-tax annual savings to be approximately $10,000,000 to $12,000,000 (approximately $6,000,000 to $7,500,000, net of income taxes). Cost of products sold is anticipated to decline between $6,550,000 and $8,000,000, selling, delivery and administrative between $3,000,000 and $3,550,000 and approximately $450,000 will be a non-cash savings related to depreciation expense. As of the first quarter of fiscal 2004, we are on target to realize these savings in fiscal 2004. Future savings are difficult to estimate and could change depending on market conditions, consolidation difficulties or other factors.

We have seen costs for some of our principal commodities fluctuate sharply during the past year. We currently have coverage on the majority of our major commodities into the third quarter of fiscal 2004 at somewhat higher costs than those experienced in the prior fiscal year assuming comparable production levels. Given current market conditions, as well as our current hedged positions, we could have some year-over-year increase in commodity costs through the remainder of fiscal 2004 assuming comparable production levels.

In addition, we continue to experience an increase in employee benefit costs, primarily health care and pension, and workers’ compensation costs. We see no indications given current market conditions to suggest that these costs will not continue to rise during fiscal 2004.

We have historically attempted to offset cost increases with selling price increases, operational efficiencies and other strategies such as mix changes. However, increasing our selling prices generally had a negative impact on volume during our last fiscal year. We believe that price increases may also negatively impact volume in fiscal 2004. If we are not successful in offsetting cost increases with pricing, efficiencies and other strategies, such cost increases could have an adverse effect on our financial results.

The following is a summary of certain of our contractual obligations as of August 23, 2003 and the anticipated impact these obligations will have on future cash flows:

Payments Due By Fiscal Year Under Certain Contractual Obligations
Fiscal Year	Total	Revolving Credit Line(a)	Long Term Debt(a)	Capital Leases	Operating Leases(b)	Unconditional Purchase Obligations(c)
(In thousands)
2004(d)	$180,965	$—	$43,875	$1,849	$45,710	$89,531
2005	124,802	—	58,500	3,747	47,736	14,819
2006	208,661	—	156,937	2,186	32,999	16,539
2007	230,268	—	208,500	1,213	20,555	—
2008	104,386	39,000	53,688	—	11,698	—
Thereafter	16,456	—	—	—	16,456	—

Total	$865,538	$39,000	$521,500	$8,995	$175,154	$120,889

(a)	Borrowings under our senior secured credit facilities are secured by all of our accounts receivable and a majority of our owned real property, intellectual property and equipment. The revolving credit line has a total capacity of $300,000,000 and allows up to $175,000,000 for letters of credit. We had borrowings outstanding of $39,000,000 under the revolving credit line and $140,630,000 in letters of credit outstanding as of August 23, 2003.
(b)	At August 23, 2003, we have in place various operating leases on equipment on which we have guaranteed the buyout price. These leases were entered into on dates from April 30, 1996 through December 16, 2002 and expire on dates from June 30, 2003 through December 15, 2007. The maximum potential amount of future guarantees is $10,258,000. In accordance with FASB Interpretation No. 45, these guarantees have not been recorded on our unaudited consolidated balance sheet as of August 23, 2003, as they were in existence prior to the effective date of the interpretation.
(c)	The unconditional purchase obligations represent advance purchase contracts for ingredients and packaging to assure supplies and limit price risks. Contracts associated with Program SOAR are not included as they may be terminated on 30 days or less notice.
(d)	These amounts represent the remaining payments due under contractual obligations for the second through fourth quarters of fiscal 2004.

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized when it is incurred. The related asset retirement costs are capitalized as part of the long-lived asset’s carrying value. SFAS No. 143 will be effective for us during fiscal 2004. The adoption of the provisions of this statement had no impact on our financial position or net income.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 will be effective for us at the beginning of the second quarter of fiscal 2004. The adoption of the provisions of this statement had no impact on our financial position or net income at the beginning of the second quarter of fiscal 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 revises the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is effective for us at the beginning of the second quarter of fiscal 2004. The adoption of the provisions of this statement had no impact on our financial position or net income at the beginning of the second quarter of fiscal 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivatives positions as of August 23, 2003, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.

Interest rates. We enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. Based upon current debt ratings, our current interest rate swap agreements fix interest rates on $440,000,000 from 4.97% to 7.41% with termination dates ranging from April 2004 to August 2004. Based upon a sensitivity analysis at August 23, 2003, an assumed 10% adverse change in interest rates would not have a material impact on our fair values, future earnings or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

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

There have been no changes in our internal control over financial reporting that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements relating to, among other things: the closing of our Grand Rapids, Michigan facility and other restructurings; our cash needs; payment of dividends; Program SOAR; and ingredient, energy and employee-related costs. These forward-looking statements are subject to numerous risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, but are not limited to, increased costs or delays in Program SOAR or other problems related thereto; actions of competitors, including pricing policy and promotional spending; the availability and costs of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products; the effectiveness of hedging activities; increased pension, health care, workers’ compensation and other employee costs; the effectiveness of advertising and marketing spending; the availability of capital on acceptable terms; changes in general economic and business conditions (including in the bread and sweet goods markets); changes in consumer tastes or eating habits; any inability to protect our intellectual property rights; further consolidation in the food retail industry; future product recalls or safety concerns; expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives; changes in our business strategies; bankruptcy filings by customers; costs associated with environmental compliance and remediation; actions of governmental entities, including regulatory requirements; increased costs and uncertainties related to periodic renegotiation of union contracts; changes in our relationship with employees and the unions that represent them; the outcome of legal proceedings to which we are or may become a party, including the securities class actions filed after our February 11, 2003 press release; business disruption from terrorist acts, our nation’s response to such acts and acts of war; and other factors. These statements speak only as of the date of this Quarterly Report on Form 10-Q, and we disclaim any intention or obligation to update or revise any forward-looking statements to reflect new information, future events or developments or otherwise, except as required by law. We have provided additional information in our Annual Report on Form 10-K for our fiscal year ended May 31, 2003 filed with the Securities and Exchange Commission, which readers are encouraged to review, concerning other factors that could cause actual results to differ materially from those indicated in the forward-looking statements.

PART II

ITEM 1 – LEGAL PROCEEDINGS

As previously disclosed, in February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri. The lead case is known as Smith, et al. v. Interstate Bakeries Corp., et al., No. 4:03-CV-00142 FJG (W.D. Mo.). The seven cases have been consolidated before a single judge and a lead plaintiff has been appointed by the Court. The lead plaintiff is required to file a consolidated amended complaint by October 6, 2003 and the defendants currently are scheduled to respond within 45 days thereafter. The litigation is in its preliminary stages and the amount of potential loss, if any, cannot reasonably be estimated.

As previously disclosed, in June 2003 a purported shareholder derivative lawsuit was filed in Missouri state court against certain current and former officers and directors of IBC, seeking damages and other relief. In the case, which is captioned Miller v. Coffey, et al., No. 03-CV-216141 (Cir. Ct., Jackson Cty.), plaintiffs allege that the defendants in this action breached their fiduciary duties to IBC by using material non-public information about IBC to sell IBC stock at prices higher than they could have obtained had the market been aware of the material non-public information. Our board of directors previously had received a shareholder derivative demand from the plaintiffs in the June 2003 derivative lawsuit, requesting legal action by us against certain officers and directors of IBC. In response, the board of directors has appointed a Special Review Committee to evaluate the demand and to report to the board. That review is ongoing. While that review is underway, the lawsuit is stayed until December 8, 2003.

As previously disclosed, in November 1996 certain of our route sales representatives (RSRs) brought a class action on behalf of RSRs in the State of Washington, alleging that we had failed to pay required overtime wages under state law. The case is captioned Santa Rosa, et al. v. Interstate Brands Corp., No. 51574-8-1 (D.Wa.). The case has settled for $6,100,000, and the settlement is final. We have reserves that will sufficiently cover the costs of the settlement. The settlement is expected to be paid by October 17, 2003.

As previously disclosed, on July 17, 2002, we were served with a state court complaint which is now pending in the United States District Court for the Northern District of Illinois, captioned Anael, et al. v. Interstate Brands Corporation and Interstate Bakeries Corporation, Case No. 2C 5192, filed by one employee and one former employee. This complaint arose, in part, from our removal of insulation alleged to have contained asbestos at one of our bakeries in January 1998. This case has been dismissed by the trial court.

Except as specifically modified in this Form 10-Q, there have been no significant changes to the legal proceedings disclosure contained in our Annual Report on Form 10-K.

In addition, we are subject to various other routine legal proceedings, environmental actions and matters in the ordinary course of business, some of which may be covered in whole or in part by insurance. In management’s opinion, none of these other matters will have a material adverse effect on our financial position, but could be material to net income or cash flows for a particular quarter or annual period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits filed with this report:

Exhibit Number	Description

31.1	Certification of James R. Elsesser pursuant to Rule 13a - 14(a)/15d-14(a).

31.2	Certification of Paul E. Yarick pursuant to Rule 13a - 14(a)/15d-14(a).

32.1	Certification of James R. Elsesser pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Paul E. Yarick pursuant to 18 U.S.C. Section 1350.

b) Reports on Form 8-K

A report on Form 8-K (item 9) was filed on July 7, 2003 regarding expected earnings for fiscal 2003, ending May 31, 2003.

A report on Form 8-K (item 9) was filed on July 14, 2003 to report our issuance of a press release containing unauditied financial information and accompanying discussion for the twelve-week fourth quarter ended May 31, 2003.

**************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Bakeries Corporation
(Registrant)

DATE: October 3, 2003	/s/ James R. Elsesser
James R. Elsesser
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE: October 3, 2003	/s/ Paul E. Yarick
Paul E. Yarick Senior Vice President - Finance and Treasurer (Principal Financial Officer)