Form 10-Q
period 2003-11-15
INTERSTATE BAKERIES CORP/DE/
filed 2003-12-22
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 15, 2003

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

There were 44,848,244 shares of common stock, $0.01 par value per share, outstanding on December 11, 2003.

INTERSTATE BAKERIES CORPORATION

FORM 10-Q

QUARTER ENDED NOVEMBER 15, 2003

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 15, 2003	May 31, 2003
	(In thousands)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $3,880,000 ($4,000,000 at May 31)	$190,115	$182,738
Inventories	74,239	79,728
Other current assets	80,047	87,429

Total current assets	344,401	349,895

Property and equipment:
Land and buildings	451,915	451,999
Machinery and equipment	1,121,815	1,103,524

	1,573,730	1,555,523
Less accumulated depreciation	(737,620)	(702,050)

Net property and equipment	836,110	853,473

Goodwill	215,346	215,346
Other intangible assets	191,327	191,995
Other assets	40,037	34,982

	$1,627,221	$1,645,691

Liabilities and Stockholders’ Equity
Current liabilities:
Long-term debt payable within one year	$62,446	$56,259
Accounts payable	111,222	117,701
Accrued expenses	255,876	251,621

Total current liabilities	429,544	425,581

Long-term debt	490,817	528,771
Other liabilities	362,805	365,582

Total long-term liabilities	853,622	894,353

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized - 1,000,000 shares; issued - none	—	—
Common stock, par value $0.01 per share; authorized - 120,000,000 shares; issued - 81,579,000 shares	816	816
Additional paid-in capital	588,761	588,950
Retained earnings	455,333	443,345
Treasury stock, at cost - 36,735,000 shares (36,298,000 at May 31)	(689,121)	(680,913)
Treasury stock held in rabbi trust, at cost - none (477,000 shares at May 31)	—	(8,946)
Accumulated other comprehensive loss	(11,734)	(17,495)

Total stockholders’ equity	344,055	325,757

	$1,627,221	$1,645,691

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 15, 2003	November 16, 2002	November 15, 2003	November 16, 2002
	(In thousands, except per share data)
Net sales	$813,798	$823,213	$1,644,813	$1,662,187

Cost of products sold	397,641	398,993	804,542	798,449
Selling, delivery and administrative expenses	372,787	368,871	748,520	735,583
Restructuring charges	2,060	1,450	2,692	1,450
Other charges	—	3,591	—	3,591
Depreciation and amortization	21,679	22,408	42,921	43,723

	794,167	795,313	1,598,675	1,582,796

Operating income	19,631	27,900	46,138	79,391

Other income	(8)	(9)	(16)	(46)
Interest expense	8,398	9,469	17,263	18,000

	8,390	9,460	17,247	17,954

Income before income taxes	11,241	18,440	28,891	61,437
Provision for income taxes	4,114	6,804	10,574	22,670

Net income	$7,127	$11,636	$18,317	$38,767

Earnings per share:
Basic	$0.16	$0.26	$0.41	$0.87

Diluted	$0.16	$0.26	$0.41	$0.85

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Four Weeks Ended
	November 15, 2003	November 16, 2002
	(In thousands)
Cash flows from operating activities:
Net income	$18,317	$38,767
Depreciation and amortization	42,921	43,723
Non-cash interest expense-deferred debt fees	1,022	792
Non-cash interest on swap agreements	(852)	1,273
Non-cash common stock award	—	3,591
(Gain)/loss on sale/writedown of property and equipment	511	(493)
Change in operating assets and liabilities:
Accounts receivable	(7,377)	1,883
Inventories	5,489	(7,685)
Other current assets	6,080	(3,527)
Accounts payable and accrued expenses	2,495	4,150
Long-term portion of self-insurance reserves	(3,528)	1,029
Other	2,361	1,851

Cash from operating activities	67,439	85,354

Cash flows from investing activities:
Additions to property and equipment	(24,517)	(46,977)
Sale of assets	713	2,976
Purchase of other intangible assets	(12)	—
Purchase of software	(6,027)	—
Other	(19)	(366)

Cash from investing activities	(29,862)	(44,367)

Cash flows from financing activities:
Reduction of long-term debt	(31,767)	(43,552)
Common stock dividends paid	(6,329)	(6,212)
Stock option exercise proceeds	568	9,051
Acquisition of treasury stock	(19)	(171)
Debt fees	(30)	(103)

Cash from financing activities	(37,577)	(40,987)

Change in cash and cash equivalents	—	—
Cash and cash equivalents:
Beginning of period	—	—

End of period	$—	$—

Cash payments made:
Interest	$19,003	$18,098
Income taxes	664	24,497
Non-cash investing and financing activities excluded above:
Accrued deferred share award liability settled through equity issuance	—	7,071
Equipment purchases financed with capital lease obligations	—	11,688

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 15, 2003	November 16, 2002	November 15, 2003	November 16, 2002
	(In thousands)
Net income	$7,127	$11,636	$18,317	$38,767

Other comprehensive income (loss):
Change in fair value of cash flow hedges (net of income taxes of $1,223, $1,286, $2,091 and $4,016, respectively)	2,039	(2,125)	3,486	(6,595)
Losses on interest rate swaps reclassified to interest expense (net of income taxes of $782, $1,269, $1,795 and $2,177, respectively)	1,303	2,098	2,991	3,599
Commodity derivative (gains)losses reclassified to cost of products sold (net of income taxes of $630, $430 and $108, respectively)	(1,049)	—	(716)	178

Other comprehensive income (loss) total	2,293	(27)	5,761	(2,818)

Comprehensive income	$9,420	$11,609	$24,078	$35,949

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

Had we adopted the provisions of SFAS No. 123, estimated pro forma net income and earnings per share would have been as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 15, 2003	November 16, 2002	November 15, 2003	November 16, 2002
	(In thousands, except per share data)
Net income, as reported	$7,127	$11,636	$18,317	$38,767
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	197	2,266	394	2,266
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,587)	(4,045)	(3,547)	(5,721)

Pro forma net income	$5,737	$9,857	$15,164	$35,312

Basic earnings per share:
As reported	0.16	0.26	0.41	0.87
Pro forma	0.13	0.22	0.34	0.80
Diluted earnings per share:
As reported	0.16	0.26	0.41	0.85
Pro forma	0.13	0.22	0.34	0.78

See note 11 to these unaudited consolidated financial statements regarding a subsequent event related to our outstanding stock options.

3. Inventories

The components of inventories are as follows:

	November 15, 2003	May 31, 2003
	(In thousands)
Ingredients and packaging	$43,997	$51,827
Finished goods	24,912	22,854
Other	5,330	5,047

	$74,239	$79,728

4. Income Taxes

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Twenty-Four Weeks Ended
	November 15, 2003	November 16, 2002
Statutory federal tax	35.0%	35.0%
State income tax	2.0	2.7
Other	(0.4)	(0.8)

	36.6%	36.9%

5. Earnings Per Share

Following is a reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 15, 2003	November 16, 2002	November 15, 2003	November 16, 2002
	(In thousands)
Basic weighted average common shares outstanding	44,866	44,549	44,860	44,374
Effect of dilutive stock compensation	408	1,046	299	1,173

Dilutive weighted average common shares outstanding	45,274	45,595	45,159	45,547

Diluted weighted average common shares outstanding exclude options on common stock and deferred shares awarded of 5,941,000 and 4,772,000 for the second quarter of fiscal 2004 and fiscal 2003, respectively, and 7,694,000 and 4,315,000 on a year-to-date basis for fiscal 2004 and 2003, respectively, because their effect would have been antidilutive.

Cash dividends declared and paid per common share were $0.07 for the first and second quarters of both fiscal 2004 and 2003.

On December 2, 2003, our Board of Directors declared a cash dividend of $0.07 per common share. The dividend will be paid on February 2, 2004 to stockholders of record as of January 15, 2004.

6. Restructuring Charges

In the second quarter of fiscal 2004, we initiated a plan to close a bakery, which required consolidating production from this facility with that of other bakeries in the midwest. This restructuring plan resulted in charges of $1,104,000, which consisted of cash severance costs and asset impairments. The severance costs of $754,000 are associated with the involuntary employee separations of approximately 135 employees. This liability is included in accrued expenses on our November 15, 2003 unaudited consolidated balance sheet. No employee separations related to this restructuring had been completed as of November 15, 2003. The closing and the majority of the separations were completed in the third quarter of fiscal 2004. The asset impairment charge of $350,000 primarily relates to the write-down to fair value of equipment in the bakery to be closed.

Also, in the second quarter of fiscal 2004, we incurred restructuring charges for the two restructuring plans initiated in fiscal 2003 related to certain closures and restructurings of bakeries and thrift stores.

Under the plan initiated in the fiscal 2003 third quarter, we incurred costs of $536,000 in the second quarter of fiscal 2004. These costs related principally to utilities and cleanup for bakeries that have been closed and are being readied for potential sale. In addition, an adjustment to the severance liability was made in the second quarter of fiscal 2004 of $422,000 related to additional severance costs and an additional 51 people to be severed.

The 30 remaining separations under this plan are expected to be completed by the end of the third quarter of fiscal 2004. Partially offsetting the increase in severance costs were lower than anticipated costs for lease cancellations and building repairs in the second quarter of fiscal 2004 of $87,000.

The following table reflects the changes in our accruals from May 31, 2003 to November 15, 2003 for our plan initiated in the third quarter of fiscal 2003. This liability is included in accrued expenses on our consolidated balance sheets:

	May 31, 2003 Liability Balance	Restructuring Charges	Cash Payments	Adjustments	November 15, 2003 Liability Balance
	(In thousands)
Severance costs	$1,166	$—	$1,272	$459	$353
Other exit costs	2,002	1,017	1,714	(204)	1,101

Total	$3,168	$1,017	$2,986	$255	$1,454

Under the plan initiated in the fiscal 2003 second quarter, we incurred costs of $85,000 in the second quarter of fiscal 2004. These costs related to security, utilities and cleanup for a bakery that has been closed and is being readied for potential sale. There are 4 separations left to be completed under this plan. The $76,000 liability at May 31, 2003 related to this plan remained unchanged as of November 15, 2003. The increase in the severance liability was offset by cash payments for severance and other exit costs. This liability is included in accrued expenses on our November 15, 2003 unaudited consolidated balance sheet.

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

7. Interest Rate Swap Agreements

We enter into interest rate swap agreements with major banks and institutional lenders to manage the interest rate risk associated with our variable rate debt. During the first quarter of fiscal 2003, we amended interest rate swap agreements with a notional amount of $170,000,000, extending the terms by one year and reducing the fixed interest rates. Neither party was required to make a cash payment to effect these amendments. At the date of the amendments, these instruments had a loss, net of income taxes, of $2,817,000 in accumulated other comprehensive income (OCI), which was reclassified into interest expense over the remaining term of the original hedged period, through July 2003, with the final $406,000, net of income taxes, reclassified during the first quarter of fiscal 2004. The amount, net of income taxes, reclassified into interest expense related to this item for the second quarter and year-to-date periods of fiscal 2003 was $793,000.

Beginning in fiscal 2004, this reclassification is being offset by the change in fair value of the amended swap agreements over their terms with the fiscal 2004 second quarter and year-to-date offsets to interest expense, net of income taxes, amounting to $532,000 and $974,000, respectively.

The net impact on second quarter and year-to-date fiscal 2004 net income for these items was an increase of $532,000 and $568,000, respectively. The amended swap agreements have been redesignated as cash flow hedges of variable rate debt.

We are exposed to credit losses in the event of nonperformance by counterparties on these interest rate swap agreements. This credit loss is limited to the cost of replacing these contracts at current market rates. We believe that the probability of such loss at this time is remote.

8. Goodwill and Other Intangible Assets

Included on our consolidated balance sheets as of November 15, 2003 and May 31, 2003 were the following acquired intangible assets:

	November 15, 2003		May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$215,346		$215,346

Intangibles with indefinite lives (principally trademarks and trade names)	$180,476		$180,464

Intangibles with finite lives	$19,788	$(8,937)	$19,788	$(8,257)

The increase of $12,000 in intangible assets with indefinite lives during fiscal 2004 relates to the reacquisition of rights to distribute our products in certain geographic territories.

Intangible amortization for the second quarter of fiscal 2004 and 2003 was $340,000 and $330,000, respectively, while year-to-date intangible amortization for fiscal 2004 and 2003 was $680,000 and $667,000, respectively. Of these amounts, $184,000 for the second quarter and $369,000 year-to-date in both fiscal 2004 and 2003 were recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of income. Intangible amortization for fiscal 2004 through fiscal 2008 is estimated at $1,100,000 to $1,500,000 per year, of which approximately $800,000 per year will be recorded as a reduction of net sales.

9. Litigation, Claims and Assessments

As previously disclosed, in February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri. The seven cases have been consolidated before a single judge and a lead plaintiff has been appointed by the Court. On October 6, 2003, plaintiffs filed their consolidated amended class action complaint. The putative class covered by the complaint is made up of purchasers or sellers of our stock between April 2, 2002 and April 8, 2003. We have not yet responded to the complaint. In response to a letter received from plaintiffs, we have engaged in preliminary discussions looking towards the possibility of settlement. We do not know whether those discussions may or may not be productive.

As previously disclosed, in June 2003 a purported shareholder derivative lawsuit was filed in Missouri state court against certain current and former officers and directors of IBC, seeking damages and other relief. In the case, plaintiffs allege that the defendants in this action breached their fiduciary duties to IBC by using material non-public information about IBC to sell IBC stock at prices higher than they could have obtained had the market been aware of the material non-public information. Our Board of Directors previously had received a shareholder derivative demand from the plaintiffs in the June 2003 derivative lawsuit, requesting legal action by us against certain officers and directors of IBC. In response, the Board of Directors has appointed a Special Review Committee to evaluate the demand and to report to the Board. That review is ongoing. The parties earlier agreed to stay the lawsuit until December 8, 2003, while the review was underway. Prior to the expiration of that stay, we agreed with the derivating plaintiffs on an extension of the stay, although the length of that extension remains under discussion by the parties.

As previously disclosed, in November 1996 certain of our route sales representatives (RSRs) brought a class action on behalf of RSRs in the State of Washington, alleging that we had failed to pay required overtime wages under state law. The case settled for $6,100,000, and the settlement was paid in October, 2003. We had reserves that sufficiently covered the costs of the settlement.

On December 3, 2003, we were served with a state court complaint pending in the Superior Court of the State of California, County of Los Angeles alleging violations of various California Labor Code Sections and violations of the California Business and Professions Code and California Wage Orders. Plaintiff seeks class certification alleging that the wages of RSRs employed in California were not accurately calculated and that plaintiff and other RSRs were required to pay part of the cost of uniforms, which plaintiff alleges violates California state wage and hour laws. No answer has been filed, as the lawsuit is in the very preliminary stages. It is too early in the litigation to assess the merits of plaintiff’s allegations, and the amount of potential loss, if any, cannot reasonably be estimated.

The previously disclosed federal court complaints arising, in part, from our removal of insulation alleged to have contained asbestos at one of our bakeries in January 1998 that were filed in Illinois against us and certain individuals by a former employee have been dismissed with prejudice, and we have been awarded our costs. In one case, the time for appeal has expired, in the second case, an appeal was attempted after dismissal, but the appellate court dismissed for lack of jurisdiction because the trial court had not decided our counterclaim for payment of court ordered costs in yet another case filed by the employee, which had been dismissed. The purported class action in the Circuit Court of Cook County, Illinois, Chancery Division is still pending. We have obtained summary judgment on several of class plaintiffs’ claims and the court recently decertified a class claim for medical monitoring. At issue is class plaintiffs’ claim for breach of warranty on which the court has granted plaintiffs partial summary judgment. The court has ordered briefing as to whether the warranty counts may properly be certified as class actions. Plaintiffs claim class damages of $5 million for breach of the implied warranty of merchantability. The court has made no ruling with respect to any damage amount, and we will continue to vigorously defend this action.

The Environmental Protection Agency (EPA) has made inquiries into the refrigerant handling practices of companies in our industry. As previously disclosed, we have received a request for information from the EPA relating to our handling of regulated refrigerants, which we historically have used in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. The EPA has entered into negotiated settlements with two companies in our industry, and has offered a partnership program to other members of the bakery industry that offered amnesty from fines if participating companies converted their equipment to eliminate the use of ozone-depleting substances.

Because we had previously received an information request from the EPA, we were not eligible to participate in the partnership program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to eliminate the use of ozone-depleting refrigerants. We have recently begun negotiations with the EPA to resolve issues that may exist regarding our historic management of regulated refrigerants. If the EPA were to initiate an enforcement proceeding to assess a fine against us relating to these issues, we would vigorously challenge any such assessment.

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

Except as specifically modified in this Form 10-Q and our Form 10-Q for the quarter ended August 23, 2003, there have been no significant changes to the legal proceedings disclosure “Commitments and Contingencies” note to the consolidated financial statements contained in our Annual Report on Form 10-K.

At November 15, 2003, we have in place various operating leases for equipment on which we have guaranteed the buyout price. Some of these leases were entered into on dates from April 30, 1996 through December 16, 2002 and expire on dates from June 30, 2003 through December 15, 2007. The maximum potential amount of future guarantees is $9,772,000. In accordance with FASB Interpretation No. 45, these guarantees have not been recorded on our unaudited consolidated balance sheet as of November 15, 2003, as they were in existence prior to the effective date of the interpretation. However, in the second quarter of fiscal 2004, we entered into new operating leases for equipment with five-year terms and for which we have guaranteed the buyout price. The maximum potential amount of future guarantees for these leases is $2,156,000. The fair value of these guarantees of $26,000 has been recorded to other assets and other liabilities on our unaudited consolidated balance sheet as of November 15, 2003. Each of these will be amortized over the term of the operating leases.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for us at the beginning of the second quarter of fiscal 2004. The adoption of the provisions of this statement had no impact on our financial position or net income at the beginning of the second quarter of fiscal 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 revises the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and was effective for us at the beginning of the second quarter of fiscal 2004. The adoption of the provisions of this statement had no impact on our financial position or net income at the beginning of the second quarter of fiscal 2004.

11. Subsequent Events

In early December 2003, we announced a major revision to our nonunion postretirement health care plans, effective January 1, 2004. Grandfathered participants and their dependents over 65 years of age, who generally have only supplemental benefits after Medicare eligibility, will be required to contribute at levels to fully fund the coverage provided. In addition, participants and their dependents between ages 60 and 65 will be required to contribute at levels to fund approximately 40% of the plan costs. These plan changes are expected to reduce our accumulated postretirement benefit obligation, which is unfunded, by approximately $60,000,000 to $70,000,000.

On December 22, 2003, we commenced an offer to exchange shares of restricted stock for outstanding options to purchase shares of our common stock held by certain eligible employees with exercise prices of $25.00 or greater. The restricted stock, which would vest ratably over a four-year term, would be granted, and the eligible options were granted, under our 1996 Stock Incentive Plan. The offer is being made pursuant to and is subject to the terms and conditions described in the Schedule TO filed by us with the Securities and Exchange Commission on December 22, 2003.

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

Our critical accounting policies and estimates, involving those areas of financial statement preparation which are most important to the portrayal of our financial condition and results and which require management’s most difficult, subjective and complex judgments, are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended May 31, 2003. Readers are encouraged to review these critical accounting policies and estimates in conjunction with the review of this accompanying Form 10-Q for the quarter ended November 15, 2003.

The following table sets forth, for the twelve and twenty-four weeks ended November 15, 2003 and November 16, 2002, the relative percentages that certain income and expense items bear to net sales:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 15, 2003	November 16, 2002	November 15, 2003	November 16, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	48.9	48.5	48.9	48.0
Selling, delivery and administrative expenses	45.8	44.8	45.5	44.3
Restructuring charges	0.3	0.2	0.2	0.1
Other charges	—	0.4	—	0.2
Depreciation and amortization	2.6	2.7	2.6	2.6

Operating income	2.4	3.4	2.8	4.8
Interest expense	1.0	1.2	1.0	1.1

Income before income taxes	1.4	2.2	1.8	3.7
Income tax expense	0.5	0.8	0.7	1.4

Net income	0.9%	1.4%	1.1%	2.3%

RESULTS OF OPERATIONS

Net sales. Net sales for the second quarter of fiscal year 2004, the twelve weeks ended November 15, 2003, were $813,798,000, a decrease of $9,415,000, or 1.1%, from net sales of $823,213,000 in fiscal year 2003. Year-to-date net sales for fiscal 2004 decreased $17,374,000, or 1.0%, to $1,644,813,000, from net sales of $1,662,187,000, in fiscal 2003. The decline in net sales for the second quarter reflected a unit volume decline of approximately 4.4% and the year-to-date period reflected a unit decline of approximately 4.5%. These declines are partially offset by an overall unit value increase, related to selling price increases and mix changes, of approximately 3.7% for both the second quarter and year-to-date periods of fiscal 2004 as compared to the prior year.

Gross profit. Gross profit was 51.1% of net sales for the second quarter of fiscal year 2004, down from 51.5% of net sales in fiscal 2003. Year-to-date gross profit was 51.1% of net sales, compared to 52.0% in the prior year. Ingredient costs per pound for the second quarter fiscal 2004 were flat compared to the prior year while packaging and labor and labor-related costs were each up approximately 2.0% per pound compared to second quarter fiscal 2003. Overall, these direct costs for the second quarter were up 1.6% per pound but, due to lower pounds produced in fiscal 2004, these costs were flat as a percent of net sales. Accounting for the second quarter year-over-year decline in gross profit as a percent of net sales were higher energy costs of 0.2% of net sales and costs incurred in fiscal 2004 associated with our company-wide project focused on re-engineering business processes and rationalizing investment in production, distribution and administrative functionality amounting to 0.2% of net sales. On a year-to-date basis, overall direct costs per pound increased approximately 3.2% over the prior year primarily due to a 2.3% ingredient cost per pound increase and labor and labor-related costs per pound increases of approximately 3.8%. These direct production costs, which increased 0.5% of net sales in fiscal 2004, accounted for more than half of the year-to-date 0.9% gross profit decline as a percent of net sales. In addition, higher energy costs accounted for 0.2% of the year-to-date gross profit decline as a percent of net sales, while costs associated with our company-wide re-engineering project also accounted for 0.2% of this decline.

Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were $372,787,000, representing 45.8% of net sales, for the second quarter of fiscal 2004, up from fiscal 2003’s selling, delivery and administrative expenses of $368,871,000, or 44.8% of net sales. Year-to-date selling, delivery and administrative expenses for fiscal 2004 amounted to $748,520,000, or 45.5% of net sales, increasing on a percent of net sales basis from $735,583,000, or 44.3% of net sales, in the prior year. In the second quarter of fiscal 2004, higher labor-related costs, notably health care and workers’ compensation claims, were responsible for 0.3% of the increase as a percent of net sales compared to the prior year. Also, costs associated with our company-wide re-engineering project, as detailed above, accounted for 0.3% of the increase as a percent of net sales compared to the prior year. On a year-to-date basis, these same costs were responsible for 0.6% and 0.3%, respectively, of the increase as a percent of net sales compared to the prior year.

Restructuring charges. During the second quarter of fiscal 2004, we incurred restructuring charges of $1,104,000 related to the announced closing of a bakery during the quarter. Of this amount, approximately $754,000 represents severance cash costs and $350,000 represents impairment of bakery machinery and equipment. In addition, we incurred costs of $956,000 related to certain closures and restructurings of several bakeries and thrift store locations initiated during fiscal 2003. Year-to-date restructuring charges in fiscal 2004 were $2,692,000. We incurred $1,104,000 related to the restructuring plan initiated in second quarter fiscal 2004 and $1,588,000 related to the restructuring plans initiated in fiscal 2003 to close and restructure certain bakeries and thrift stores.

Second quarter and year-to-date fiscal 2003 restructuring charges were $1,450,000 related to cash severance costs in conjunction with the announced closing of a bakery.

See the “Capital Resources and Liquidity” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding future expected restructuring charges.

Other charges. Second quarter and year-to-date fiscal 2003 other charges represent a common stock award of $3,591,000 to our retired Chief Executive Officer.

Operating income. Based upon the above factors, operating income for the second quarter of fiscal 2004 was $19,631,000, or 2.4% of net sales, down from the prior year’s operating income of $27,900,000, or 3.4% of net sales. As mentioned above, we incurred $2,060,000 in restructuring charges in the second quarter of fiscal 2004. In second quarter fiscal 2003, we incurred restructuring charges of $1,450,000 and other charges of $3,591,000. Year-to-date operating income was $46,138,000, or 2.8% of net sales, in fiscal 2004 compared to $79,391,000, or 4.8% of net sales, in fiscal 2003. On a year-to-date basis, we incurred restructuring charges of $2,692,000 and $1,450,000 in fiscal 2004 and fiscal 2003, respectively, and other charges of $3,591,000 in fiscal 2003.

Interest expense. Interest expense for the second quarter of fiscal 2004 was $8,398,000, down $1,071,000 from interest expense in fiscal 2003 of $9,469,000. Year-to-date interest expense in fiscal 2004 was $17,263,000, down $737,000 compared to interest expense of $18,000,000 in fiscal 2003. A somewhat higher interest rate experienced in the second quarter and year-to-date fiscal 2004, due to debt modifications initiated in late fiscal 2003, was partially offset by slightly lower average borrowing levels. In addition, the change in fair value of the amended swap agreements being reclassified as a reduction of interest expense from OCI during fiscal 2004 lowered interest expense (see Note 7 to our November 15, 2003 unaudited consolidated financial statements).

Income tax expense. The effective income tax rates were 36.6% and 36.9% for fiscal 2004 and fiscal 2003, respectively.

Net income. The net income for the second quarter of fiscal 2004 was $7,127,000, or $0.16 per diluted share, compared to $11,636,000, or $0.26 per diluted share, in fiscal 2003. Included in the fiscal 2004 results were restructuring charges amounting to $0.03 per diluted share. Included in fiscal 2003’s net income were restructuring charges amounting to $0.02 per diluted share and other charges of $0.05 per diluted share. Year-to-date net income in fiscal 2004 was $18,317,000, or $0.41 per diluted share, compared to $38,767,000, or $0.85 per diluted share, in the prior year. Year-to-date restructuring charges included in net income were $0.04 per diluted share for fiscal 2004. Year-to-date restructuring charges included in net income were $0.02 per diluted share and other charges were $0.05 per diluted share for fiscal 2003.

CAPITAL RESOURCES AND LIQUIDITY

Cash from operating activities for the twenty-four weeks ended November 15, 2003 was $67,439,000, down $17,915,000 from cash generated in fiscal 2003 of $85,354,000. This decrease was primarily attributable to lower net income. Cash from operating activities was used to fund net capital expenditures of $23,804,000, purchase software for $6,027,000, pay common stock dividends of $6,329,000 and reduce debt outstanding by $31,767,000. Our planned cash needs for all of fiscal 2004 include approximately $164,859,000, consisting of $53,813,000 of required debt repayments, $2,446,000 of obligations under capital leases, $6,100,000 of payments under the settlement of the Washington RSR class action (see Note 9 to our November 15, 2003 unaudited consolidated financial statements), $12,500,000 of common stock dividends and $90,000,000 of capital expenditures, including those related to Program SOAR, as discussed below. In addition, we anticipate expensing and paying $64,904,000 of obligations under operating leases. We believe cash from ongoing operations, along with our borrowing capacity under our credit facilities, will be sufficient to fund our currently anticipated cash needs through fiscal 2004. If we are not able to fund our requirements through cash flow from operations, we may seek additional sources of financing. In either case, additional sources of financing may not be available when needed or may not be available on acceptable terms.

As disclosed in our fiscal 2003 Form 10-K, if cash flow from operations is not sufficient to allow for payment of additional common stock dividends in fiscal 2004, such dividends may be discontinued. However, a dividend of $0.07 per share was declared and paid in the first and second quarters of fiscal 2004. Also, the Board of Directors declared a common stock dividend on December 2, 2003 of $0.07 per common share to be paid on February 2, 2004 to stockholders of record as of January 15, 2004.

We have commenced a major, company-wide project internally referred to as Program SOAR, an acronym for Systems Optimization And Re-engineering. This program will focus on re-engineering our business processes to increase efficiency and on rationalizing our investment in production, distribution and administrative functionality to reduce the ongoing cost of supporting this infrastructure. Direct costs of the three-year program are expected to be approximately $55,000,000, with the majority of these costs related to software and hardware acquisition and consulting fees. Approximately $9,600,000 was spent in fiscal 2003 on this program and $9,200,000 has been spent in fiscal 2004. Based on updated projections, including anticipated restructuring charges, we cannot be assured of savings related to Program SOAR in fiscal 2004 after taking account of related Program SOAR expenses. We continue to anticipate achieving positive cumulative cash flow from the program by the end of fiscal 2005. While the benefits of Program SOAR could be significant over the long-term, there can be no assurance that this will be achieved.

As a result of the fiscal 2003 restructurings, we estimate pre-tax annual savings to be approximately $10,000,000 to $12,000,000 (approximately $6,000,000 to $7,500,000, net of income taxes). Cost of products sold is anticipated to decline between $6,550,000 and $8,000,000, selling, delivery and administrative between $3,000,000 and $3,550,000 and approximately $450,000 will be a non-cash savings related to depreciation expense. As of the second quarter of fiscal 2004, we are on target to realize these savings in fiscal 2004. However, other unrelated costs, such as labor-related expenses, energy and other direct production costs, have more than offset the savings realized in fiscal 2004. Future savings are difficult to estimate and could change depending on market conditions, consolidation difficulties or other factors.

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

In addition, we continue to experience an increase in employee benefit costs, primarily health care and pension, and workers’ compensation costs. We see no indications from current market conditions to suggest that these costs will not continue to rise during fiscal 2004. However, we have taken steps to reduce our future nonunion retiree health care costs through revision of the retiree plan contribution levels effective January 1, 2004. These changes, along with recent favorable claims experience, are projected to reduce pre-tax postretirement benefit expense, based on current assumptions, by approximately $10,000,000 to $12,000,000 per year. The expense reduction related to these changes will be recognized starting in the third quarter of fiscal 2004.

We have historically attempted to offset cost increases with selling price increases, operational efficiencies and other strategies such as product mix changes. However, during our last fiscal year increasing our selling prices generally had a negative impact on volume. We believe that price increases may also negatively impact volume in fiscal 2004 and, as a result, we may not be able to effectively employ this strategy to offset cost increases. If we are not successful in offsetting cost increases with pricing, efficiencies and other strategies, such cost increases could have a material adverse effect on our financial results.

On December 22, 2003, we commenced an offer to exchange shares of restricted stock for outstanding options to purchase shares of our common stock held by certain eligible employees with exercise prices of $25.00 or greater. The restricted stock would be granted, and the eligible options were granted, under our 1996 Stock Incentive Plan. The offer is being made pursuant to and is subject to the terms and conditions described in the Schedule TO filed by us with the Securities and Exchange Commission on December 22, 2003. The restricted stock issued in the offer will vest ratably over a four-year term, subject to acceleration under certain circumstances as described in the Schedule TO. If the offer were accepted by all offerees, our expected annual pre-tax expense would be approximately $2,000,000 over the four-year vesting period of the restricted stock. In addition, a unanimous acceptance of the offer would result in an estimated pre-tax reduction to the pro forma SFAS No. 123 stock-based employee compensation expenses, for disclosure purposes only, of approximately $1,600,000 for the remainder of fiscal 2004 and $2,400,000 for fiscal 2005.

The following is a summary of certain of our contractual obligations as of November 15, 2003 and the anticipated impact these obligations will have on future cash flows:

Payments Due By Fiscal Year Under Certain Contractual Obligations

Fiscal Year	Total	Revolving Credit Line(a)	Long Term Debt(a)	Capital Leases	Operating Leases(b)	Unconditional Purchase Obligations(c)
	(In thousands)
2004(d)	$129,377	$—	$29,250	$1,242	$31,964	$66,921
2005	135,052	—	58,500	3,747	52,051	20,754
2006	195,946	—	156,937	2,186	36,687	136
2007	271,687	38,000	208,500	1,213	23,974	—
2008	68,565	—	53,688	—	14,877	—
Thereafter	17,460	—	—	—	17,460	—

Total	$818,087	$38,000	$506,875	$8,388	$177,013	$87,811

(a)	Borrowings under our senior secured credit facilities are secured by all of our accounts receivable and a significant portion of our owned real property, intellectual property and equipment. The revolving credit line has a total capacity of $300,000,000, including up to $175,000,000 for letters of credit. We had borrowings outstanding of $38,000,000 under the revolving credit line and $141,978,000 in letters of credit outstanding as of November 15, 2003.
(b)	At November 15, 2003, we have in place various operating leases for equipment on which we have guaranteed the buyout price. Some of these leases were entered into on dates from April 30, 1996 through December 16, 2002 and expire on dates from June 30, 2003 through December 15, 2007. The maximum potential amount of future guarantees is $9,772,000. In accordance with FASB Interpretation No. 45, these guarantees have not been recorded on our unaudited consolidated balance sheet as of November 15, 2003, as they were in existence prior to the effective date of the interpretation. However, in the second quarter of fiscal 2004, we entered into new operating leases for equipment with five-year terms and for which we have guaranteed the buyout price. The maximum potential amount of future guarantees for these leases is $2,156,000. The fair value of these guarantees of $26,000 has been recorded to other assets and other liabilities on our unaudited consolidated balance sheet as of November 15, 2003. Each of these will be amortized over the term of the operating leases.
(c)	The unconditional purchase obligations represent advance purchase contracts for ingredients and packaging to assure supplies and limit price risks. Contracts associated with Program SOAR are not included as they may be terminated on 30 days or less notice.
(d)	These amounts represent the remaining payments due under contractual obligations for the third and fourth quarters of fiscal 2004.

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized when it is incurred. The related asset retirement costs are capitalized as part of the long-lived asset’s carrying value. SFAS No. 143 was effective for us during fiscal 2004. The adoption of the provisions of this statement had no impact on our financial position or net income.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for us at the beginning of the second quarter of fiscal 2004. The adoption of the provisions of this statement had no impact on our financial position or net income at the beginning of the second quarter of fiscal 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 revises the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and was effective for us at the beginning of the second quarter of fiscal 2004. The adoption of the provisions of this statement had no impact on our financial position or net income at the beginning of the second quarter of fiscal 2004.

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

Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivatives positions as of November 15, 2003, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.

Interest rates. We enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. Based upon current debt ratings, our current interest rate swap agreements fix interest rates on $440,000,000 from 4.97% to 7.41% with termination dates ranging from April 2004 to August 2004. Based upon a sensitivity analysis at November 15, 2003, an assumed 10% adverse change in interest rates would not have a material impact on our fair values, future earnings or cash flows.

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

There have been no changes in our internal control over financial reporting that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements relating to, among other things: restructurings; credit loss on commodity derivatives and interest rate swap agreements; our cash needs and funding thereof; payment of dividends; Program SOAR; commodity costs; employee benefit costs; savings derived from changes in our nonunion retiree health care; and offsetting cost increases. These forward-looking statements are subject to numerous risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, but are not limited to, increased costs or delays in Program SOAR or other problems related thereto; actions of competitors, including pricing policy and promotional spending; the availability and costs of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products, improved efficiencies and other strategies; the effectiveness of hedging activities; increased pension, health care, workers’ compensation and other employee costs; the effectiveness of advertising and marketing spending; the availability of capital on acceptable terms; changes in general economic and business conditions (including in the bread and sweet goods markets); changes in consumer tastes or eating habits; any inability to protect our intellectual property rights; further consolidation in the food retail industry; future product recalls or safety concerns; expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives; changes in our business strategies; bankruptcy filings by customers; costs associated with environmental compliance and remediation; actions of governmental entities, including regulatory requirements; increased costs and uncertainties related to periodic renegotiation of union contracts; changes in our relationship with employees and the unions that represent them; the outcome of legal proceedings to which we are or may become a party, including the securities class action filed after our February 11, 2003 press release; business disruption from terrorist acts, our nation’s response to such acts and acts of war; and other factors. These statements speak only as of the date of this Quarterly Report on Form 10-Q, and we disclaim any intention or obligation to update or revise any forward-looking statements to reflect new information, future events or developments or otherwise, except as required by law. We have provided additional information in our Annual Report on Form 10-K for our fiscal year ended May 31, 2003 and Form 10-Q for our quarter ended August 23, 2003 filed with the Securities and Exchange Commission, which readers are encouraged to review, concerning other factors that could cause actual results to differ materially from those indicated in the forward-looking statements.

PART II

ITEM 1 – LEGAL PROCEEDINGS

As previously disclosed, in February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri. The lead case is known as Smith, et al. v. Interstate Bakeries Corp., et al., No. 4:03-CV-00142 FJG (W.D. Mo.). The seven cases have been consolidated before a single judge and a lead plaintiff has been appointed by the Court. On October 6, 2003, plaintiffs filed their consolidated amended class action complaint. The putative class covered by the complaint is made up of purchasers or sellers of our stock between April 2, 2002 and April 8, 2003. We have not yet responded to the complaint. In response to a letter received from plaintiffs, we have engaged in preliminary discussions looking towards the possibility of settlement. We do not know whether those discussions may or may not be productive.

As previously disclosed, in June 2003 a purported shareholder derivative lawsuit was filed in Missouri state court against certain current and former officers and directors of IBC, seeking damages and other relief. In the case, which is captioned Miller v. Coffey, et al., No. 03-CV-216141 (Cir. Ct., Jackson Cty.), plaintiffs allege that the defendants in this action breached their fiduciary duties to IBC by using material non-public information about IBC to sell IBC stock at prices higher than they could have obtained had the market been aware of the material non-public information. Our Board of Directors previously had received a shareholder derivative demand from the plaintiffs in the June 2003 derivative lawsuit, requesting legal action by us against certain officers and directors of IBC. In response, the Board of Directors has appointed a Special Review Committee to evaluate the demand and to report to the board. That review is ongoing. The parties earlier agreed to stay the lawsuit until December 8, 2003, while the review was underway. Prior to the expiration of that stay, we agreed with the derivative plaintiffs on an extension of the stay, although the length of that extension remains under discussion by the parties.

As previously disclosed, in November 1996 certain of our route sales representatives (RSRs) brought a class action on behalf of RSRs in the State of Washington, alleging that we had failed to pay required overtime wages under state law. The case is captioned Santa Rosa, et al. v. Interstate Brands Corp., No. 51574-8-1 (D.Wa.). The case settled for $6,100,000, and was paid in October, 2003. We had reserves that sufficiently covered the costs of the settlement.

On December 3, 2003, we were served with a state court complaint pending in the Superior Court of the State of California, County of Los Angles, captioned Mitchell N. Fishlowitz v. Interstate Brands Corporation, Case No. BC305085. Plaintiff alleges violations of various California Labor Code Sections and violations of the California Business and Professions Code and California Wage Orders. Plaintiff seeks class certification alleging that the wages of RSRs employed in California were not accurately calculated and that plaintiff and other RSRs were required to pay part of the cost of uniforms, which plaintiff alleges violates California state wage and hour laws. No answer has been filed, as the lawsuit is in the very preliminary stages. It is too early in the litigation to assess the merits of plaintiff’s allegations, and the amount of potential loss, if any, cannot reasonably be estimated.

The previously disclosed federal court complaints arising, in part, from our removal of insulation alleged to have contained asbestos at one of our bakeries in January 1998 that were filed in Illinois against us and certain individuals by former employee, Anael, et al., Nos. 2C 5192 and 00 C 6765, have been dismissed with prejudice, and we have been awarded our costs.

The time for appeal has expired in 2C 5192. Mr. Anael attempted to appeal 00 C 6765 after dismissal, but the appellate court dismissed for lack of jurisdiction because the trial court had not decided our counterclaim for payment of court ordered costs in yet another case filed by Mr. Anael, which had been dismissed.

Dennis Gianopolous, et al. v. Interstate Brands Corporation and Interstate Bakeries Corporation, Case No. 98 C 1073, is still pending in the Circuit Court of Cook County, Illinois, Chancery Division. We have obtained summary judgment on several of class plaintiffs’ claims and the court recently decertified a class claim for medical monitoring. At issue is class plaintiffs’ claim for breach of warranty on which the court has granted plaintiffs partial summary judgment. The court has ordered briefing as to whether the warranty counts may properly be certified as class actions. Plaintiffs claim class damages of $5 million for breach of the implied warranty of merchantability. The court has made no ruling with respect to any damage amount, and we will continue to vigorously defend this action.

The Environmental Protection Agency (EPA) has made inquiries into the refrigerant handling practices of companies in our industry. As previously disclosed, we have received a request for information from the EPA relating to our handling of regulated refrigerants, which we historically have used in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. The EPA has entered into negotiated settlements with two companies in our industry, and has offered a partnership program to other members of the bakery industry that offered amnesty from fines if participating companies converted their equipment to eliminate the use of ozone-depleting substances. Because we had previously received an information request from the EPA, we were not eligible to participate in the partnership program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to eliminate the use of ozone-depleting refrigerants. We have recently begun negotiations with the EPA to resolve issues that may exist regarding our historic management of regulated refrigerants. If the EPA were to initiate an enforcement proceeding to assess a fine against us relating to these issues, we would vigorously challenge any such assessment.

Except as specifically modified in this Form 10-Q and our Form 10-Q for the quarter ended August 23, 2003, there have been no significant changes to the legal proceedings disclosure contained in our Annual Report on Form 10-K.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held in Kansas City, Missouri, on September 23, 2003. 40,866,514 shares of common stock, or 91.2% of outstanding shares, were represented in person or by proxy.

The following three Class I Directors were elected to a three-year term expiring in 2006.

	Number of Shares Voted
Name	For	Withheld
Charles A. Sullivan	37,755,975	3,110,539
Leo Benatar	39,955,487	911,027
Richard L. Metrick	39,606,954	1,259,560

The selection of Deloitte & Touche LLP as independent auditors was approved: 40,304,288 shares voted in favor; 526,529 shares voted against and 35,697 shares abstained (including broker non-votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits filed with this report:

Exhibit Number	Description

3.1	Amended and restated Bylaws.

10.1	First Amendment to the Interstate Brands Corporation 1993 Non-qualified Deferred Compensation Plan.

31.1	Certification of James R. Elsesser pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Paul E. Yarick pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of James R. Elsesser pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Paul E. Yarick pursuant to 18 U.S.C. Section 1350.

b)	Reports on Form 8-K

A report on Form 8-K (items 7 and 12) was filed on September 19, 2003 to report our issuance of a press release containing unaudited financial information and accompanying discussion for the twelve-week first quarter ended August 23, 2003.

A report on Form 8-K (items 5 and 7) was filed on October 3, 2003 to report our plans to close our Grand Rapids, Michigan bakery.

A report on Form 8-K (items 5 and 7) was filed on October 17, 2003 to report our issuance of a press release announcing a comprehensive, company-wide reorganization plan.

**************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Bakeries Corporation
(Registrant)

DATE: December 22, 2003	/s/ James R. Elsesser
James R. Elsesser
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

DATE: December 22, 2003	/s/ Paul E. Yarick
Paul E. Yarick
Senior Vice President - Finance
and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and restated Bylaws.

10.1	First Amendment to the Interstate Brands Corporation 1993 Non-qualified Deferred Compensation Plan.

31.1	Certification of James R. Elsesser pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Paul E. Yarick pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of James R. Elsesser pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Paul E. Yarick pursuant to 18 U.S.C. Section 1350.