Form 10-Q
period 2004-03-06
INTERSTATE BAKERIES CORP/DE/
filed 2004-04-19
CIK 829499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 6, 2004

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

There were 45,383,839 shares of common stock, $0.01 par value per share, outstanding on April 6, 2004.

INTERSTATE BAKERIES CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 6, 2004

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 6, 2004	May 31, 2003
	(In thousands)
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts of $3,562,000 ($4,000,000 at May 31)	$180,038	$182,738
Inventories	71,576	79,728
Other current assets	79,890	87,429

Total current assets	331,504	349,895

Property and equipment:
Land and buildings	450,399	451,999
Machinery and equipment	1,099,482	1,103,524

	1,549,881	1,555,523
Less accumulated depreciation	(734,225)	(702,050)

Net property and equipment	815,656	853,473

Goodwill	215,346	215,346
Other intangible assets	190,875	191,995
Other assets	43,970	34,982

	$1,597,351	$1,645,691

Liabilities and Stockholders’ Equity
Current liabilities:
Long-term debt payable within one year	$62,347	$56,259
Accounts payable	116,428	117,701
Accrued expenses	243,405	251,621

Total current liabilities	422,180	425,581

Long-term debt	477,675	528,771
Other liabilities	364,070	365,582

Total long-term liabilities	841,745	894,353

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized - 1,000,000 shares; issued - none	—	—
Common stock, par value $0.01 per share; authorized - 120,000,000 shares; issued - 81,579,000 shares	816	816
Additional paid-in capital	586,595	588,950
Retained earnings	445,576	443,345
Treasury stock, at cost - 36,192,000 shares (36,298,000 at May 31)	(678,911)	(680,913)
Treasury stock held in rabbi trust, at cost - none (477,000 shares at May 31)	—	(8,946)
Unearned restricted stock compensation	(7,602)	—
Accumulated other comprehensive loss	(13,048)	(17,495)

Total stockholders’ equity	333,426	325,757

	$1,597,351	$1,645,691

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Sixteen Weeks Ended		Forty Weeks Ended
	March 6, 2004	March 8, 2003	March 6, 2004	March 8, 2003
	(In thousands, except per share data)
Net sales	$1,019,711	$1,045,574	$2,664,524	$2,707,761

Cost of products sold	505,032	522,543	1,309,574	1,320,992
Selling, delivery and administrative expenses	483,558	487,489	1,232,078	1,223,072
Restructuring charges	1,463	5,000	4,155	6,450
Other charges	—	—	—	3,591
Depreciation and amortization	32,230	29,098	75,151	72,821

	1,022,283	1,044,130	2,620,958	2,626,926

Operating income (loss)	(2,572)	1,444	43,566	80,835

Other income	(10)	(32)	(26)	(78)
Interest expense	10,935	12,172	28,198	30,172

	10,925	12,140	28,172	30,094

Income (loss) before income taxes	(13,497)	(10,696)	15,394	50,741
Provision for income taxes	(6,890)	(3,947)	3,684	18,723

Net income (loss)	$(6,607)	$(6,749)	$11,710	$32,018

Earnings (loss) per share:
Basic	$(0.15)	$(0.15)	$0.26	$0.72

Diluted	$(0.15)	$(0.15)	$0.26	$0.71

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Forty Weeks Ended
	March 6, 2004	March 8, 2003
	(In thousands)
Cash flows from operating activities:
Net income	$11,710	$32,018
Depreciation and amortization	75,151	72,821
Non-cash interest expense-deferred debt fees	1,703	1,326
Non-cash interest on swap agreements	(2,154)	2,758
Non-cash common stock award	—	3,591
Non-cash restricted stock and deferred share compensation expense	1,305	608
Loss on sale/writedown of property and equipment	844	1,633
Change in operating assets and liabilities:
Accounts receivable	2,700	12,543
Inventories	8,152	(1,906)
Other current assets	3,255	(11,277)
Accounts payable and accrued expenses	(1,129)	14,441
Long-term portion of self-insurance reserves	(1,410)	(402)
Other	16	(1,292)

Cash from operating activities	100,143	126,862

Cash flows from investing activities:
Additions to property and equipment	(39,867)	(80,595)
Sale of assets	4,160	3,384
Acquisition of other intangible assets	(12)	(4,522)
Acquisition and development of software assets	(10,639)	—
Other	(22)	331

Cash from investing activities	(46,380)	(81,402)

Cash flows from financing activities:
Reduction of long-term debt	(45,008)	(46,070)
Common stock dividends paid	(9,479)	(9,359)
Stock option exercise proceeds	776	10,299
Acquisition of treasury stock	(22)	(188)
Debt fees	(30)	(142)

Cash from financing activities	(53,763)	(45,460)

Change in cash and cash equivalents	—	—
Cash and cash equivalents:
Beginning of period	—	—

End of period	$—	$—

Cash payments made:
Interest	$29,188	$27,442
Income taxes	967	25,349
Non-cash investing and financing activities excluded above:
Issuance of restricted stock	7,839	—
Accrued deferred share award liability settled through equity issuance	—	7,061
Equipment purchases financed with capital lease obligations	—	11,688

See accompanying notes.

INTERSTATE BAKERIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(UNAUDITED)

	Sixteen Weeks Ended		Forty Weeks Ended
	March 6, 2004	March 8, 2003	March 6, 2004	March 8, 2003
	(In thousands)
Net income (loss)	$(6,607)	$(6,749)	$11,710	$32,018

Other comprehensive income (loss):
Change in fair value of cash flow hedges (net of income taxes of $330, $3,093, $1,762 and $7,109, respectively)	(549)	(5,111)	2,937	(11,706)
Losses on interest rate swaps reclassified to interest expense (net of income taxes of $978, $1,766, $2,772 and $3,944, respectively)	1,630	2,919	4,621	6,518
Commodity derivative (gains) losses reclassified to cost of products sold (net of income taxes of $1,437, $0, $1,867 and $108, respectively)	(2,395)	—	(3,111)	178

Other comprehensive income (loss) total	(1,314)	(2,192)	4,447	(5,010)

Comprehensive income (loss)	$(7,921)	$(8,941)	$16,157	$27,008

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

2. Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), and related interpretations in accounting for our 1996 Stock Incentive Plan (the Plan), and, therefore, no compensation expense is recognized for stock options issued under the Plan. Options are awarded with an exercise price not less than the fair market value on the date of the grant. For companies electing to continue the use of APB No. 25, Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123,” requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS No. 123 had been adopted. We have used the Black-Scholes option pricing model to estimate the grant date fair value of our option grants.

Had we adopted the provisions of SFAS No. 123, estimated pro forma net income (loss) and earnings (loss) per share would have been as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 6, 2004	March 8, 2003	March 6, 2004	March 8, 2003
	(In thousands, except per share data)
Net income (loss), as reported	$(6,607)	$(6,749)	$11,710	$32,018
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	413	2,527	807	2,637

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,884)	(5,132)	(5,431)	(8,697)

Pro forma net income (loss)	$(8,078)	$(9,354)	$7,086	$25,958

Basic earnings (loss) per share:
As reported	(0.15)	(0.15)	0.26	0.72
Pro forma	(0.18)	(0.21)	0.16	0.58

Diluted earnings (loss) per share:
As reported	(0.15)	(0.15)	0.26	0.71
Pro forma	(0.18)	(0.21)	0.16	0.57

On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of 3,824,000 shares of our common stock for 529,710 shares of restricted stock. The restricted stock, which will vest ratably over a four-year term, will be granted, and the eligible options were granted, under our 1996 Stock Incentive Plan. We used 529,710 shares of treasury stock for the award and recorded approximately $7,839,000 of unearned compensation as a reduction to stockholders’ equity. The unearned compensation will be charged to expense over the vesting period, with approximately $237,000 charged in the third quarter of fiscal 2004.

3. Inventories

The components of inventories are as follows:

	March 6, 2004	May 31, 2003
	(In thousands)
Ingredients and packaging	$45,405	$51,827
Finished goods	21,026	22,854
Other	5,145	5,047

	$71,576	$79,728

4. Income Taxes

The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Forty Weeks Ended
	March 6, 2004	March 8, 2003
Statutory federal tax	35.0%	35.0%
State income tax	1.9	2.7
Adjustments to estimates for prior year tax accruals	(7.5)	—
Refundable state tax credits for prior years	(5.1)	—
Other	(0.4)	(0.8)

	23.9%	36.9%

In the third quarter of fiscal 2004, we adjusted our estimate for prior year tax accruals based upon a review of recently closed tax audits and amended filings. During the third quarter of fiscal 2004, we received state approval for additional refundable tax credits related to prior tax years. The effective benefit rate for the third quarter of fiscal 2004 was 51.0% compared to 36.9% in the prior year. For the quarter, the benefit rate reflected is higher than the revised effective rate principally due to the impact of the favorable year-to-date adjustments on prior quarter fiscal 2004 income.

5. Earnings (Loss) Per Share

Following is a reconciliation between basic and diluted weighted average shares outstanding used in our earnings (loss) per share computations:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 6, 2004	March 8, 2003	March 6, 2004	March 8, 2003
	(In thousands)
Basic weighted average common shares outstanding	44,903	44,783	44,878	44,537

Effect of dilutive stock compensation	—	—	333	800

Dilutive weighted average common shares outstanding	44,903	44,783	45,211	45,337

Diluted weighted average common shares outstanding exclude options on common stock, restricted stock and deferred shares awarded of 4,946,000 and 6,621,000 for the third quarter of fiscal 2004 and fiscal 2003, respectively, and 7,050,000 and 5,384,000 on a year-to-date basis for fiscal 2004 and 2003, respectively, because their effect would have been antidilutive. The third quarters of both fiscal 2004 and 2003 do not have any effect of dilutive stock compensation because we reported a net loss.

Cash dividends declared and paid per common share were $0.07 for the first, second and third quarters of both fiscal 2004 and 2003. In March 2004, we announced that our Board of Directors had suspended the dividend on IBC common stock effective for the fourth quarter of fiscal 2004.

6. Depreciation Expense

In the third quarter of fiscal 2004, depreciation expense included the abandonment of certain bakery assets amounting to approximately $5,000,000, which was partially offset by a depreciation decrease related to lower than historical asset additions. It is our accounting policy to record the remaining net book value in excess of estimated salvage value of abandoned assets to depreciation expense.

7. Restructuring Charges

The following table summarizes the restructuring charges incurred in the sixteen and forty-week periods ending March 6, 2004 and March 8, 2003:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 6, 2004	March 8, 2003	March 6, 2004	March 8, 2003
	(In thousands)
Severance costs	$83	$2,509	$1,314	$3,959
Asset impairments	300	2,200	650	2,200
Other exit costs	1,080	291	2,191	291

Total	$1,463	$5,000	$4,155	$6,450

Below are the details of the charges incurred for restructuring plans in fiscal 2004, which were under Program SOAR, and the plans initiated in fiscal 2003.

In fiscal 2004, we have initiated two restructuring plans under our Program SOAR initiative.

The first restructuring plan initiated under Program SOAR was in the second quarter of fiscal 2004, and we incurred costs of $402,000 for this plan in the third quarter of fiscal 2004. These costs related principally to security, utilities and cleanup for a bakery that has been closed and is being readied for potential sale. Partially offsetting these charges was a favorable adjustment to the severance liability of $96,000 for 7 employees transferred to other positions within IBC. There are 5 separations left to be completed under this plan. We expect the remaining separations to be completed by the end of the second quarter of fiscal 2005.

In the third quarter of fiscal 2004, we initiated and completed our second restructuring plan under our Program SOAR initiative, relocating some production to another facility. An asset impairment charge of $1,200,000 was recorded in the third quarter to write-down affected equipment to fair value. We had no cash costs related to this restructuring during the third quarter of fiscal 2004.

The following table summarizes the restructuring charges for the restructuring plans initiated under our Program SOAR initiative in fiscal 2004, with the related liability included in accrued expenses on our unaudited consolidated balance sheet:

	Restructuring Charges	Cash Payments	March 6, 2004 Liability Balance
	(In thousands)
Second quarter 2004 plan:

Severance costs	$658	$570	$88
Other exit costs	402	402	—

	1,060	$972	$88

Asset impairments	350

Third quarter 2004 plan:

Asset impairments	1,200

Total	$2,610

Also in the third quarter of fiscal 2004, we incurred additional charges for the two restructuring plans initiated in fiscal 2003 related to certain closures and restructurings of bakeries and thrift stores.

Under the plan initiated in the fiscal 2003 second quarter, we recorded a benefit of $1,589,000 in the third quarter of fiscal 2004. This benefit is primarily related to the gain of approximately $1,700,000 from the sale of a bakery that was previously closed as part of this restructuring plan. Partially offsetting the gain were costs of $111,000 related to security, utilities and cleanup prior to the sale of the bakery. There are two separations left to be completed under this plan.

Under the plan initiated in the fiscal 2003 third quarter, we incurred costs of $473,000 in the third quarter of fiscal 2004. These costs related principally to utilities and cleanup for bakeries that have been closed and are being readied for potential sale. An additional asset impairment charge of $800,000 was recorded in the third quarter of fiscal 2004 as a result of updated information regarding the fair value of certain bakery equipment. In addition, an adjustment to the severance liability was made in the third quarter of fiscal 2004 of $179,000 related to an additional 20 employees whose positions were eliminated. All employee separations are complete under this plan. An additional $94,000 was recorded in the third quarter of fiscal 2004 for future lease obligations.

The following table reflects the changes in our accruals from May 31, 2003 to March 6, 2004 for our plans initiated in fiscal 2003. This liability is included in accrued expenses on our consolidated balance sheets:

	May 31, 2003 Liability Balance	Restructuring Charges	Cash Payments	Adjustments	March 6, 2004 Liability Balance
	(In thousands)
Second quarter 2003 plan:

Severance costs	$39	$—	$13	$18	$44
Other exit costs	37	427	436	(18)	10

Third quarter 2003 plan:

Severance costs	1,166	—	1,793	638	11
Other exit costs	2,002	1,490	2,384	(110)	998

	$3,244	1,917	$4,626	$528	$1,063

Second quarter 2003 plan asset impairments		(1,700)
Third quarter 2003 plan asset impairments		800

Total		$1,017

We expect to incur additional maintenance and cleanup costs related to these restructurings in future quarters. In addition, as we continue to implement our Program SOAR strategies, we anticipate that we will incur additional restructuring charges related to the closing of other bakeries, distribution facilities and thrift stores, as well as the centralization of certain administrative functions and the relocation of key management employees.

8. Derivative Instruments

We enter into interest rate swap agreements with major banks and institutional lenders to manage the interest rate risk associated with our variable rate debt. As of March 6, 2004, we were party to interest rate swaps with an aggregate notional amount of $440,000,000 and a fair value of $(4,183,000). These agreements mature on varying dates through August 2004. During the first quarter of fiscal 2003, we amended agreements with a notional amount of $170,000,000, extending the terms by one year and reducing the fixed interest rates. Neither party was required to make a cash payment to effect these amendments. At the date of the amendments, these instruments had a loss, net of income taxes, of $2,817,000 in accumulated other comprehensive income (OCI), which was reclassified into interest expense over the remaining term of the original hedged period, through July 2003, with the final $406,000, net of income taxes, reclassified during the first quarter of fiscal 2004. The amount, net of income taxes, reclassified into interest expense related to this item through the first three quarters of fiscal 2003 was $793,000.

Beginning in fiscal 2004, this reclassification was offset by the change in fair value of the amended swap agreements over their terms with the fiscal 2004 third quarter and year-to-date offsets to interest expense, net of income taxes, amounting to $778,000 and $1,752,000, respectively. The net impact on third quarter and year-to-date fiscal 2004 net income for these items was an increase of $778,000 and $1,346,000, respectively. The amended swap agreements have been redesignated as cash flow hedges of variable rate debt.

We are exposed to credit losses in the event of nonperformance by counterparties on our interest rate swap agreements. These credit losses are limited to the cost of replacing these contracts at current market rates. We believe that the probability of such losses at this time is remote.

We also utilize commodity hedging derivatives, including exchange traded futures and options on wheat, corn, soybean oil and certain fuels, to reduce our exposure to commodity price movements for future ingredient and energy needs. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed one year. Currently, the majority of our commodity hedging derivatives are designated and qualify as cash flow hedges for financial accounting purposes.

9. Goodwill and Other Intangible Assets

Included on our consolidated balance sheets as of March 6, 2004 and May 31, 2003 were the following acquired intangible assets:

	March 6, 2004		May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$215,346		$215,346

Intangibles with indefinite lives (principally trademarks and trade names)	$180,476		$180,464

Intangibles with finite lives	$19,788	$(9,389)	$19,788	$(8,257)

The increase of $12,000 in intangible assets with indefinite lives during fiscal 2004 relates to the reacquisition of rights to distribute our products in certain geographic territories.

Intangible amortization for the third quarter of fiscal 2004 and 2003 was $452,000 and $453,000, respectively, while year-to-date intangible amortization for fiscal 2004 and 2003 was $1,132,000 and $1,120,000, respectively. Of these amounts, $246,000 for the third quarter and $615,000 year-to-date in both fiscal 2004 and 2003 were recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of operations. Intangible amortization for fiscal 2004 through fiscal 2008 is estimated at $1,100,000 to $1,500,000 per year, of which approximately $800,000 per year will be recorded as a reduction of net sales.

10. Commitments and Contingencies

As previously disclosed, in February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri. The seven cases have been consolidated before a single judge and a lead plaintiff has been appointed by the Court. On October 6, 2003, plaintiffs filed their consolidated amended class action complaint. The putative class covered by the complaint is made up of purchasers or sellers of our stock between April 2, 2002 and April 8, 2003. On March 30, 2004, we and our insurance carriers participated in a mediation with the plaintiffs. At the end of that session, the parties reached a preliminary agreement on the economic terms of a potential settlement of the cases in which our insurers would contribute $15,000,000 and we would contribute $3,000,000. We also agreed with plaintiffs and our carriers to work towards the resolution of any non-economic issues related to the potential settlement, including documenting and implementing the parties’ agreement. Assuming that these remaining issues can be resolved, any agreement will be subject to court approval after notice to the class and a hearing. In connection with the potential settlement, we recorded a charge of $3,000,000 during the third quarter.

As previously disclosed, in June 2003 a purported shareholder derivative lawsuit was filed in Missouri state court against certain current and former officers and directors of IBC, seeking damages and other relief. In the case, plaintiffs allege that the defendants in this action breached their fiduciary duties to IBC by using material non-public information about IBC to sell IBC stock at prices higher than they could have obtained had the market been aware of the material non-public information. Our Board of Directors previously had received a shareholder derivative demand from the plaintiffs in the June 2003 derivative lawsuit, requesting legal action by us against certain officers and directors of IBC. In response, the Board of Directors has appointed a Special Review Committee to evaluate the demand and to report to the Board. That review is ongoing. The parties have agreed to stay the lawsuit until October 11, 2004 and also have initiated preliminary discussions looking towards the possibility of resolving the matter.

Except as specifically modified in our Forms 10-Q for the quarters ended August 23, 2003 and November 15, 2003 and these financial statements, there have been no significant changes to the legal proceedings disclosure contained in our Annual Report on Form 10-K.

In addition, we are subject to various other routine legal proceedings, environmental actions and matters in the ordinary course of business, some of which may be covered in whole or in part by insurance. In management’s opinion, none of these other matters will have a material adverse effect on our financial position but could be material to net income or cash flows for a particular quarter or annual period.

In the third quarter of fiscal 2004, we entered into a long-term arrangement with a third party to perform certain information technology functions. The commitments under this agreement for the fourth quarter of fiscal 2004 are $3,361,000. Additionally, the commitments under this agreement for fiscal 2005 through fiscal 2009 are $10,647,000, $10,135,000, $10,169,000, $10,260,000 and $7,783,000. This agreement is noncancelable in fiscal 2005. Beginning in fiscal 2006 through fiscal 2009, we may cancel this agreement, but in the event of our cancellation, we would be required to pay termination fees related to the third party’s initial costs and out-of-pocket costs associated with discontinuing those services. The amount of the termination fees decreases over the term of the agreement.

Subsequent to quarter end, we entered into a long-term arrangement with a third party to perform certain finance and data maintenance administrative functions. The commitments under this agreement for the fourth quarter of fiscal 2004 are $4,948,000. Additionally, the commitments under this agreement for fiscal 2005 through fiscal 2009 are $12,175,000, $13,793,000, $12,945,000, $12,761,000 and $12,791,000. This agreement is noncancelable in fiscal 2005 and fiscal 2006. Beginning in fiscal 2007 through fiscal 2009, we may cancel this agreement, but in the event of our cancellation, we would be required to pay termination fees related to the third party’s initial costs and out-of-pocket costs associated with discontinuing those services. The amount of the termination fees decreases over the term of the agreement.

At March 6, 2004, we have in place various operating leases for equipment on which we have guaranteed the buyout price. Some of these leases were entered into on dates from January 1, 1999 through December 16, 2002 and expire on dates from December 31, 2004 through December 15, 2007. Our maximum potential obligations under these guarantees are $9,772,000. In accordance with FASB Interpretation No. 45, these guarantees have not been recorded on our unaudited consolidated balance sheet as of March 6, 2004, as they were in existence prior to the effective date of the interpretation. However, in the second and third quarters of fiscal 2004, we entered into new operating leases for equipment with five-year terms and for which we have guaranteed the buyout price. Our maximum potential obligations under these guarantees for these leases are $3,064,000. The fair value of these guarantees of $35,000 has been recorded to other assets and other liabilities on our unaudited consolidated balance sheet as of March 6, 2004. Each of these will be amortized over the term of the operating leases.

11. Employee Benefit Plans - Retiree Health Care Revision

In early December 2003, we announced a major revision to our nonunion postretirement health care plans that was effective on January 1, 2004. Grandfathered participants and their dependents over 65 years of age, who generally have only supplemental benefits after Medicare eligibility, are now required to contribute at levels intended to fully fund the coverage provided. In addition, participants and their dependents between ages 60 and 65 are now required to contribute at levels intended to fund approximately 40% of the plan costs. These plan changes reduced our accumulated postretirement benefit obligation, which is unfunded, by approximately $70,000,000.

The aggregate change in our accumulated postretirement benefit obligation (APBO) since May 31, 2003, which is unfunded, is as follows (in thousands):

APBO at beginning of year	$202,221
Service cost	3,873
Interest cost	6,752
Participant contributions	2,604
Prior service benefit	(55,594)
Actuarial gain	(27,043)
Benefits paid	(11,636)

APBO at March 6, 2004	121,177
Unrecognized prior service benefit	66,433
Unrecognized net actuarial loss	(78,290)

Accrued postretirement benefit at March 6, 2004	109,320
Less current portion	(10,000)

APBO included in other liabilities at March 6, 2004	$99,320

12. Newly Adopted Accounting Pronouncements

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FIN 46 was revised by FIN 46R. The revised interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be included in consolidated financial statements. Special provisions apply to enterprises that have fully or partially applied FIN 46 prior to the issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. We have adopted the provisions of FIN 46R in the third quarter of fiscal 2004. We do not have any variable interest entities and the adoption of the provisions of this statement had no impact on our financial position or net income.

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

The Medicare and Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. The Act contains a provision for subsidies to employers who provide prescription drug coverage to retirees. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, the measures of the accumulated postretirement benefit obligation and net periodic benefit cost in these financial statements do not reflect the effects of the Act on the plan. Specific authoritative accounting guidance on the Act has not yet been issued and is not yet resolved by the FASB. When issued, we will apply the guidance as required, which could require us to change previously reported information.

13. Subsequent Events

In the fourth quarter of fiscal 2004, we announced our intention to close our bread, roll and English muffin bakery in San Pedro, California before year end. The closing of this facility will affect approximately 184 employees. Production from this location will be transferred to other bakeries, and we will continue to service this market. We anticipate recording restructuring charges, including severance, asset impairments and other exit costs, in the fourth quarter of fiscal 2004.

In addition, we reached a decision, in the fourth quarter of fiscal 2004, to close our bagel bakery in Milwaukee, Wisconsin. We will continue to service this market by purchasing bagels from a third party and distributing under our current brand names. The closing of this facility will affect approximately 23 employees. We anticipate recording restructuring charges, including possible severance, asset impairments and other exit costs, in the fourth quarter of fiscal 2004.

In the fourth quarter of fiscal 2004, under our Program SOAR initiative, we approved a plan to centralize certain finance and data maintenance administrative functions with a third party and to relocate certain key management employees in conjunction with our new centralized organizational structure. The finance centralization, which will commence at the beginning of fiscal 2005, is planned for three separate phases over the next two years in conjunction with the phased implementation of a new major information technology initiative. In the fourth quarter of fiscal 2004, we anticipate recording charges of approximately $7,800,000, including cash severance costs related to phase one of this effort of approximately $500,000 and costs associated with relocating certain key management employees of approximately $2,400,000. Also included are costs of approximately $4,900,000 under our third party agreement related to services provided to create the infrastructure to support the centralization effort.

During the fourth quarter of fiscal 2004, we plan to seek an amendment related to our senior secured credit facilities because we may not be able to meet the relaxed covenants, completed in April 2003, at fiscal year end, or the original covenants at the end of the first quarter of fiscal 2005. We are actively exploring options for refinancing our debt and plan to execute one or more such transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we provide an overview of our Company as well as the following information, which we believe aids in the understanding of our Company:

•	Factors impacting our business - competition, consumer preferences, labor and commodity costs;

•	Critical accounting policies and estimates;

•	Analysis of our earnings compared to the prior year;

•	Expected cash resources and needs for the remainder of fiscal 2004;

•	Update on Program SOAR and restructuring activities;

•	Contractual obligations;

•	Other items that may potentially affect our financial condition, liquidity or earnings and

•	New accounting standards.

COMPANY OVERVIEW

Interstate Bakeries Corporation is the largest wholesale baker and distributor of fresh baked bread and sweet goods in the United States, producing, marketing, distributing and selling a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products. Our various brands are positioned across a wide spectrum of consumer categories and price points. We operate 57 bakeries and approximately 1,200 thrift stores located in strategic markets throughout the United States. Our sales force delivers baked goods from our more than 1,000 distribution centers to more than 200,000 food outlets and stores on approximately 9,200 delivery routes.

We have commenced a major, company-wide project internally referred to as Program SOAR, an acronym for Systems Optimization And Re-engineering. This program is focused on re-engineering our business processes to increase efficiency and on rationalizing our investment in production, distribution and administrative functionality to reduce the ongoing cost of supporting these infrastructures. Direct costs of the three-year program are expected to be approximately $55,000,000, with the majority of these costs related to software and hardware acquisition and consulting fees.

Our net sales are affected by various factors, including our marketing programs, competitors’ activities and consumer preferences. We recognize sales, net of estimated credits for dated and damaged products, when our products are delivered to our customers.

Our cost of products sold consists of labor costs, ingredients, packaging, energy and other production costs. The primary ingredients used in producing our products are flour, yeast, sweeteners, edible oils and the ingredients used to produce our extended shelf life products. Our selling, delivery and administrative expenses include the employee costs and transportation costs of delivering our product to our customers; the employee costs, occupancy and other selling costs of our thrift stores; the costs of marketing our products and other general sales and administrative costs not directly related to production.

We end our fiscal year on the Saturday closest to the last day of May. Consequently, most years contain 52 weeks of operating results while every fifth or sixth year includes 53 weeks. In addition, each quarter of our fiscal year represents a period of 12 weeks, except the third quarter, which covers 16 weeks, and the fourth quarter of any 53-week year, which covers 13 weeks.

See “Business - Trends, Risks and Uncertainties” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 22, 2003 regarding risk factors that could potentially impact our business.

OVERVIEW OF CERTAIN TRENDS AND EVENTS AFFECTING OPERATIONS, FINANCIAL POSITION AND LIQUIDITY

We face competition in all of our markets from large national bakeries, smaller regional operators, small retail bakeries, supermarket chains with their own bakeries, grocery stores with their own in-store bakery departments or private label products, and diversified food companies. Competition is based on product quality, price, brand recognition and loyalty, effective promotional activities, access to retail outlets and sufficient shelf space, and the ability to identify and satisfy emerging consumer preferences. Customer service, including responsiveness to delivery needs and maintenance of fully stocked shelves, is also an important competitive factor and is central to the competition for retail shelf space among bread and sweet goods distributors.

Bakery industry consolidation by larger food companies, combined with declining unit sales in certain product categories (such as the premium white bread and private label segments) and more efficient production methods (including extended shelf life programs), have resulted in excess industry capacity. This and retail channel consolidation have increased the bargaining leverage of wholesale customers and resulted in increasingly intense price competition.

Our revenues and unit volume declined in the first three quarters of fiscal 2004. During the third quarter of fiscal 2004, and fiscal 2004 year to date, revenues declined 2.5%, and 1.6%, respectively, from the comparable fiscal 2003 periods. During the third quarter of fiscal 2004, and fiscal 2004 year-to-date, our total unit volumes of bread declined by 5.6% and 4.0%, respectively, from the comparable fiscal 2003 periods, while unit volumes of branded sweet goods declined by 2.8% and 4.2%, respectively.

Data from Information Resources Incorporated (IRI), an independent market research concern that reports sales trends in most supermarkets, indicates that the declining bread trend was broadly evident in the industry. For example, unit volume in the total fresh bread category was reported down 4.4% in the fiscal 2004 third quarter compared to the third quarter of fiscal 2003. Everyday branded white bread, an important segment for us and 20.5% of the total bread category per IRI, was down 8.0% in the third quarter of fiscal 2004 compared to the third quarter last year. We believe that the low carbohydrate diet phenomenon has contributed to this performance, as it appears to have had in other categories, but the long-term impact of dieters concerned about carbohydrates is still unclear. Paradoxically, according to IRI, total fresh baked sweet goods unit volume in the third quarter of fiscal 2004 was up 0.7% over the comparable period last year with branded sweet goods unit volume up 3.1% compared to the same period in the prior year. IRI reported our baked sweet goods units up 1.4% in the third quarter of fiscal 2004 compared to the same period last year, with our snack cake brands units up 9.5%, offset by declines in our branded donuts and other sweet goods down 2.3% and 9.9%, respectively, over the prior comparable period. The decreased volume for our branded sweet goods is primarily attributable to individual portion pies and individual sweet goods, items sold primarily in the convenience store and vending channels and not included in the IRI data.

To address these trends, increase sales and grow our earnings over time, we have introduced new bread and sweet goods products in the third quarter and intend to introduce a new super premium line in the fourth quarter of fiscal 2004. Home Pride Carb Action bread, a product line consisting of three varieties of bread with reduced carbohydrate content, and Caramel HoHos were both introduced nationwide in February. As previously announced, in April we plan to introduce a line of super premium breads under the Baker’s Inn label. This launch will give us an entry in the growing super premium bread segment. IRI reported that third quarter fiscal 2004 unit volume in this segment increased 2.6% compared to last year.

Our production and distribution facilities represent substantial and largely fixed costs. Relatively robust utilization is needed to break even, and past this break even point, an increasing volume of production is normally increasingly profitable. The combined effects of recent net sales and unit volume declines and the success of our extended shelf life programs (which has resulted in fewer product returns) have, together with industry conditions described above, resulted in substantial unused capacity in our system. As a consequence, we have closed and reorganized certain facilities, and have various initiatives underway in connection with Program SOAR to further address excess capacity and increase our operating efficiencies.

Our other costs include ingredients, packaging, energy and labor. The ingredients and energy used to produce our products, and the energy used to distribute them (primarily fuels), are commodities that are generally widely available and that fluctuate in price, sometimes rapidly. We are unable to adjust product prices as often as the prices of these commodities change. In recent periods, the prices of our ingredients, packaging and energy have been generally increasing, reducing margins. Assuming current market conditions continue in fiscal 2005, we may experience somewhat higher commodity costs and we have only limited protection against price increases.

Our largest cost is labor. As with many businesses, our social welfare costs have been rising more rapidly than inflation for comparable or reduced benefits. We believe that such costs are likely to continue to outpace inflation. Where possible, we are taking steps to effect economies. For example, we have reduced our nonunion retiree health care costs through revision of contribution levels effective January 1, 2004. These changes, along with favorable claims experience, are projected to reduce pre-tax postretirement benefit expense, based on current assumptions, by approximately $10,000,000 to $12,000,000 per year, starting in the third quarter of fiscal 2004.

Further, a very substantial portion of the workforce in our bakeries and distribution networks is unionized, meaning our wages are generally higher and our ability to implement productivity improvements is lower than in many nonunion operations as a result of various restrictions specified in our collective bargaining agreements.

To increase our flexibility and responsiveness to consumers and trends in the marketplace and to reduce costs and optimize our resources and operations, we have initiated Program SOAR, a multi-year program to revolutionize our culture and reorganize our business. The principal features of the program are rationalization of production and distribution, centralization of management and administrative functions from the current decentralized model and modernizing, documenting and rationalizing our information technology systems, controls and operations. This organizational restructure and major systems implementation involves risks that could disrupt our operations, possibly for an extended period of time. While we have contingency plans in place intended to mitigate these risks, we cannot be assured that our operations will not be adversely impacted. Direct costs of the three year program are expected to be approximately $55,000,000 (of which approximately $9,600,000 was spent in fiscal 2003 and $17,600,000 through the third quarter of fiscal 2004), with the majority of these costs related to software and hardware acquisitions and consulting fees. We are working to quantify the projected benefits associated with Program SOAR, which we continue to believe will be substantial. We expect to be able to provide guidance on the anticipated savings and benefits for fiscal 2005 no later than the release of our year end results.

A part of this program is a series of restructuring actions to consolidate business functions, reduce headcount and achieve operating efficiencies, which actions will be continuing. Steps taken in fiscal 2004 include the closings of the Grand Rapids, Michigan, San Pedro, California and Milwaukee, Wisconsin

bakeries and the centralization of finance and data maintenance administration functions. We anticipate recording charges in the fourth quarter of fiscal 2004 of approximately $7,800,000 related to cash severance costs, relocation of key management employees and costs under our third party arrangement to perform certain finance and data maintenance administrative functions (see Note 13 to our March 6, 2004 unaudited consolidated financial statements). In addition, as we continue to evaluate opportunities to reduce our manufacturing, administrative and distribution cost structures, we anticipate that we will incur additional restructuring charges related to the closing of other bakeries, distribution facilities and thrift stores, as well as additional centralization of administrative functions. Also, as we near completion of our streamlined centralized operational structure, we are establishing two distinct operating units of IBC, projected to be operational in the first quarter of fiscal 2005 to provide additional information to manage our business. Our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005 will contain segment reporting on these two new operating units: the wholesale and retail business units.

Prior to initiating our Program SOAR efforts, we began to restructure certain of our operations in fiscal 2003, including the closing of five bakeries, 96 thrift stores and the restructurings of several other facilities. As a result of these fiscal 2003 restructurings, we estimate pre-tax annual savings to be approximately $10,000,000 to $12,000,000 (approximately $6,000,000 to $7,500,000, net of income taxes). Cost of products sold is anticipated to decline between $6,550,000 and $8,000,000; selling, delivery, and administrative expenses between $3,000,000 and $3,500,000; and approximately $450,000 will be non-cash savings related to depreciation expense. We are on target to realize these savings through the third quarter of 2004, but future savings remain subject to many variables, which could adversely affect our ability to achieve these projected savings. Unrelated costs, such as unanticipated labor-related expenses may continue to offset these savings as experienced in fiscal 2004.

In February 2004, Standard & Poor’s Rating Services lowered its rating of our senior secured bank debt to B+, and also lowered other ratings, with negative outlook. In March 2004, Moody’s Investors Service lowered its rating of our senior secured bank debt to B1, and also lowered other ratings, with negative outlook.

In March 2004, we announced that our Board of Directors had suspended the dividend on IBC common stock effective for the fourth quarter of fiscal 2004.

On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of 3,824,000 shares of our common stock for 529,710 shares of restricted stock. The restricted stock, which will vest ratably over a four-year term, will be granted, and the eligible options were granted, under our 1996 Stock Incentive Plan. We used 529,710 shares of treasury stock for the award and recorded approximately $7,839,000 of unearned compensation as a reduction to stockholders’ equity. The unearned compensation will be charged to expense over the vesting period, with approximately $237,000 charged in the third quarter of fiscal 2004.

As a consequence of certain factors described above and others, in April 2003 we amended certain financial covenants in our senior secured credit facilities to relax them. Affected covenants included interest coverage and leverage requirements. The relaxed requirements resulting from the amendments expire at the end of the first quarter of fiscal 2005, at which time the covenants revert to the original levels. We plan to seek a further amendment during the fourth quarter of fiscal 2004 because we may not be able to meet the relaxed covenants at fiscal year end, or the original covenants at the end of the first fiscal quarter of 2005. We are actively exploring options for refinancing our debt and plan to execute one or more such transactions. There is no assurance that we will be successful.

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

Our critical accounting policies and estimates, involving those areas of financial statement preparation which are most important to the portrayal of our financial condition and results and which require management’s most difficult, subjective and complex judgments, are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended May 31, 2003. Readers are encouraged to review these critical accounting policies and estimates in conjunction with the review of this Quarterly Report Form on 10-Q for the quarter ended March 6, 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the sixteen and forty weeks ended March 6, 2004 and March 8, 2003, the relative percentages that certain income and expense items bear to net sales:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 6, 2004	March 8, 2003	March 6, 2004	March 8, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	49.5	50.0	49.2	48.8
Selling, delivery and administrative expenses	47.4	46.6	46.2	45.2
Restructuring charges	0.1	0.5	0.2	0.2
Other charges	—	—	—	0.1
Depreciation and amortization	3.3	2.8	2.8	2.7

Operating income (loss)	(0.3)	0.1	1.6	3.0
Interest expense	1.0	1.1	1.0	1.1

Income (loss) before income taxes	(1.3)	(1.0)	0.6	1.9
Provision for income taxes	(0.7)	(0.4)	0.2	0.7

Net income (loss)	(0.6)%	(0.6)%	0.4%	1.2%

Net sales. Net sales for the third quarter of fiscal year 2004, the sixteen weeks ended March 6, 2004, were $1,019,711,000, a decrease of $25,863,000, or 2.5%, from net sales of $1,045,574,000 in the third quarter of fiscal year 2003. Year-to-date net sales for fiscal 2004 decreased $43,237,000, or 1.6%, to $2,664,524,000, from net sales of $2,707,761,000, in fiscal 2003 comparable period. The decline in net sales for the third quarter reflected a unit volume decline of approximately 4.9% and the year-to-date period reflected a unit volume decline of approximately 4.7%, principally in white bread and individual snack goods units. These declines are partially offset by an overall unit value increase, related to selling price increases and mix changes, including the elimination of some low-margin private label bread business, of approximately 2.5% for the third quarter and 3.3% for the year-to-date periods of fiscal 2004 as compared to the prior year.

Gross profit. Gross profit was 50.5% of net sales for the third quarter of fiscal year 2004, up from 50.0% of net sales in the third quarter of fiscal 2003. Year-to-date gross profit was 50.8% of net sales, compared to 51.2% in the prior year comparable period. Ingredient costs per pound for the third quarter of fiscal 2004 were slightly favorable compared to the prior year while packaging costs were up 3.4% per pound and labor and labor-related costs were up approximately 4.2% per pound compared to the third quarter of fiscal 2003. Overall, these direct costs for the third quarter were up 2.1% per pound. These costs decreased gross profit by 0.3% as a percent of net sales. Also decreasing gross profit as a percent of net sales by 0.1% were costs incurred in fiscal 2004 associated with Program SOAR. On the favorable side, cost reductions related to retiree health care plan changes improved gross profit by 0.2% as a percent of net sales. In addition, decreases in costs of production overhead increased gross profit 0.3% as a percent of net sales compared to the prior year. On a year-to-date basis, overall direct production costs per pound increased approximately 2.6% over the prior year primarily due to a 1.3% ingredient cost per pound increase, packaging costs per pound increases of approximately 2.2% and labor and labor-related costs per pound increases of approximately 3.9%. These direct production costs increased 0.4% as a percent of net sales in fiscal 2004 compared to the prior year. In addition, costs associated with Program SOAR also accounted for 0.2% of the gross profit decline as a percent of net sales, while retiree health care cost reductions improved gross profit 0.1% of net sales.

Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were $483,558,000, representing 47.4% of net sales, for the third quarter of fiscal 2004, down from the third quarter of fiscal 2003’s selling, delivery and administrative expenses of $487,489,000, or 46.6% of net sales. Year-to-date selling, delivery and administrative expenses for fiscal 2004 amounted to $1,232,078,000, or 46.2% of net sales, increasing from $1,223,072,000, or 45.2% of net sales, in the prior year comparable period. In the third quarter of fiscal 2004, higher labor-related costs, notably active health care and unemployment costs, were responsible for 0.4% of the increase as a percent of net sales compared to the prior year. Also, costs associated with Program SOAR, as detailed above, accounted for 0.2% of the increase as a percent of net sales compared to the prior year. A potential settlement of a securities class action accounted for a decrease of 0.2% as a percent of net sales. On a year-to-date basis, these labor-related cost increases, including active health care costs and workers’ compensation costs, were responsible for 0.5% of the increase as a percent of net sales compared to the prior year, while the Program SOAR costs contributed to a 0.3% increase as a percent of net sales.

Depreciation and amortization expenses. Depreciation and amortization expenses for the third quarter of fiscal 2004 were $32,230,000, up $3,132,000 from the third quarter of fiscal 2003’s $29,098,000. Year-to-date depreciation and amortization expenses for fiscal 2004 were $75,151,000, up $2,330,000 compared to $72,821,000 in the prior year comparable period. The increases in both the third quarter and year-to-date fiscal 2004 reflected abandonments of certain bakery assets amounting to approximately $5,000,000, partially offset by a depreciation expense decrease related to lower than historical asset additions.

Restructuring charges. During the third quarter of fiscal 2004, we incurred restructuring charges of $1,200,000 related to relocating some production to another bakery. This charge represents an asset impairment of certain bakery machinery and equipment. In addition, we recorded a net benefit of $43,000 related to certain closures and restructurings of several bakeries and thrift store locations initiated during fiscal 2003. This benefit included a gain on the sale of a bakery closed in fiscal 2003 of approximately $1,700,000. Also, we incurred costs of $306,000 in the third quarter related to the restructuring plan initiated in the second quarter of fiscal 2004 to close a bakery. Year-to-date restructuring charges in fiscal 2004 were $4,155,000. We incurred $2,610,000 related to the restructuring plans initiated in fiscal 2004 and $1,545,000 related to the restructuring plans initiated in fiscal 2003 to close and restructure certain bakeries and thrift stores (see Note 7 to our March 6, 2004 unaudited consolidated financial statements).

In the third quarter of fiscal 2003, we incurred restructuring charges of $5,000,000 related to closures of bakeries and thrift stores and restructurings of several other bakeries. Year-to-date fiscal 2003 restructuring charges were $6,450,000. These charges are related to the closings of bakeries and thrift stores and restructuring of several other bakeries in the second and third quarters of fiscal 2003.

See the “Capital Resources and Liquidity” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding future savings related to these restructurings, as well as future expected restructuring charges.

Other charges. Year-to-date fiscal 2003 other charges represent a common stock award amounting to $3,591,000.

Operating income (loss). Based upon the above factors, the operating loss for the third quarter of fiscal 2004 was $2,572,000, compared to the prior year’s third quarter operating income of $1,444,000. As mentioned above, we incurred $1,463,000 in restructuring charges in the third quarter of fiscal 2004. In the third quarter fiscal 2003, we incurred restructuring charges of $5,000,000. Year-to-date operating income was $43,566,000, or 1.6% of net sales, in fiscal 2004 compared to $80,835,000, or 3.0% of net sales, in the comparable period of fiscal 2003. On a year-to-date basis, we incurred restructuring charges of $4,155,000 and $6,450,000 in fiscal 2004 and fiscal 2003, respectively, and other charges of $3,591,000 in fiscal 2003.

Interest expense. Interest expense for the third quarter of fiscal 2004 was $10,935,000, down $1,237,000 from interest expense in the third quarter of fiscal 2003 of $12,172,000. Year-to-date interest expense in fiscal 2004 was $28,198,000, down $1,974,000 compared to interest expense of $30,172,000 in the fiscal 2003 comparable period. A somewhat higher interest rate experienced in the third quarter and year-to-date fiscal 2004, due to debt modifications initiated in late fiscal 2003 and our debt downgrade on February 9, 2004, was partially offset by slightly lower average borrowing levels. In addition, the change in fair value of the amended swap agreements being reclassified as a reduction of interest expense from OCI during fiscal 2004 lowered interest expense (see Note 8 to our March 6, 2004 unaudited consolidated financial statements).

Provision for income taxes. The effective income tax rates were 51.0% and 36.9% for the third quarter of fiscal 2004 and 2003, respectively. The year-to-date effective income tax rates were 23.9% and 36.9% for fiscal 2004 and fiscal 2003, respectively. The effective income tax rate fluctuation is principally driven by favorable adjustments to our estimate for prior year tax accruals and to prior year refundable state tax credits. We adjusted our estimate for prior year tax accruals based upon a review of recently closed tax audits and amended return filings. We also received state approval for additional refundable tax credits for prior tax years during the third quarter of fiscal 2004.

Net income (loss). The net loss for the third quarter of fiscal 2004 was $6,607,000, or $0.15 per diluted share, compared to a loss of $6,749,000, or $0.15 per diluted share, in the third quarter of fiscal 2003. Included in the fiscal 2004 results were restructuring charges amounting to $0.02 per diluted share. Included in fiscal 2003’s net loss were restructuring charges amounting to $0.07 per diluted share. Year-to-date net income in fiscal 2004 was $11,710,000, or $0.26 per diluted share, compared to $32,018,000, or $0.71 per diluted share, in the prior year comparable period. Year-to-date restructuring charges included in net income were $0.06 per diluted share for fiscal 2004. Year-to-date restructuring charges included in net income were $0.09 per diluted share and other charges were $0.05 per diluted share for fiscal 2003.

CAPITAL RESOURCES AND LIQUIDITY

Cash from operating activities. Cash from operating activities for the forty weeks ended March 6, 2004 was $100,143,000, down $26,719,000 from cash generated in the comparable period of fiscal 2003 of $126,862,000. This decrease is primarily attributable to a decrease in net income of $20,308,000 and working capital variances.

Cash from investing activities. Cash from investing activities for the forty weeks ended March 6, 2004 was $(46,380,000), down $35,022,000 from the comparable period of fiscal 2003’s $(81,402,000). The decrease is primarily attributable to lower capital expenditures of $40,728,000. In fiscal 2003, we completed our baking facility in Henderson, Nevada. We also completed major upgrades to our Orlando, Florida; Tulsa, Oklahoma and Birmingham, Alabama bakeries. Partially offsetting this decrease was the acquisition and development of software assets related to our Program SOAR initiative of $10,639,000 in fiscal 2004.

Cash from financing activities. Cash from financing activities for the forty weeks ended March 6, 2004 was $(53,763,000), up $8,303,000 from the comparable period in fiscal 2003 of $(45,460,000). This increase is mainly due to lower offsetting stock option proceeds in fiscal 2004. We reduced outstanding debt by $45,008,000 and $46,070,000 in fiscal 2004 and fiscal 2003, respectively.

Our planned cash needs for the fourth quarter of fiscal 2004 include approximately $35,251,000, consisting of $14,625,000 of required debt repayments, $626,000 of obligations under capital leases and $20,000,000 of capital expenditures, including those related to Program SOAR, as discussed below. In addition, we anticipate expensing and paying $16,421,000 of obligations under operating leases.

We believe cash from ongoing operations, along with our borrowing capacity under our credit facilities, will be sufficient to fund our currently anticipated needs through fiscal 2004. However, while we have certain additional borrowing capacity under our senior secured credit facilities, the agreements with respect to those credit facilities contain certain financial covenants that have been, by amendment, relaxed through the first fiscal quarter of fiscal 2005, at which point the covenants revert to their original more stringent level. We may not be able to meet the relaxed covenants at fiscal year end, or the original covenants at the end of the first quarter of fiscal 2005, and during the fourth quarter of fiscal 2004 we will seek a further amendment from the lenders under these facilities.

To deal with these issues, we are actively exploring options for refinancing our debt. We plan to execute one or more such transactions. There is no assurance that amendments to our credit facility will be obtained or that any transactions will be consummated.

Projected cash needs for fiscal 2005 have not yet been finalized, but as the information herein indicates, cash demands will be substantial in relation to operating cash flows. In March 2004, we announced that our Board of Directors had suspended the dividend on IBC common stock effective for the fourth quarter of fiscal 2004.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FIN 46 was replaced by FIN 46R. The revised interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be included in consolidated financial statements. Special provisions apply to enterprises that have fully or partially applied FIN 46 prior to the issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. We have adopted the provisions of FIN 46R in the third quarter of fiscal 2004. We do not have any variable interest entities and the adoption of the provisions of this statement had no impact on our financial position or net income.

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

The Medicare and Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. The Act contains a provision for subsidies to employers who provide prescription drug coverage to retirees. In accordance with FASB Staff Position FAS 106-1, the measures of the accumulated postretirement benefit obligation and net periodic benefit cost in these financial statements do not reflect the effects of the Act on the plan. Specific authoritative accounting guidance on the Act has not yet been issued and is not yet resolved by the FASB. When issued, we will apply the guidance as required, which could require us to change previously reported information.

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

Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivatives positions as of March 6, 2004, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.

Interest rates. We enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. Based upon current debt ratings, our current interest rate swap agreements fix interest rates on $440,000,000 from 5.22% to 7.66% with termination dates ranging from April 2004 to August 2004. Based upon a sensitivity analysis at March 6, 2004, an assumed 10% adverse change in interest rates would not have a material impact on our fair values, future earnings or cash flows.

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

There have been no changes in our internal control over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements relating to, among other things: restructurings; credit losses on interest rate swap agreements; settlement of the securities class action; Program SOAR; long-term third party arrangements for certain functions; the low carbohydrate diet phenomenon; the introduction of new products; commodity costs; labor costs; changes in our nonunion retiree health care; the covenants contained in our senior secured credit facilities, the amendment thereof and other debt refinancing; and our cash needs and funding thereof. These forward-looking statements are subject to numerous risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, but are not limited to, increased costs or delays in Program SOAR or other problems related thereto; failure of Program SOAR to produce expected efficiencies and financial benefits or to produce them in the time frame anticipated by the Company; cash flows and our compliance with the financial covenants in our senior secured credit facilities; the availability of capital on acceptable terms; changes in consumer tastes or eating habits; acceptance of new product offerings by consumers; actions of competitors, including pricing policy and promotional spending; the availability and costs of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products, improved efficiencies and other strategies; increased pension, health care, workers’ compensation and other employee costs; the effectiveness of hedging activities; the effectiveness of advertising and marketing spending; changes in general economic and business conditions (including in the bread and sweet goods markets); any inability to protect our intellectual property rights; further consolidation in the food retail industry; future product recalls or safety concerns; expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives; changes in our business strategies; bankruptcy filings by customers; costs associated with environmental compliance and remediation; actions of governmental entities, including regulatory requirements; increased costs and uncertainties related to periodic renegotiation of union contracts; changes in our relationship with employees and the unions that represent them; the outcome of legal proceedings to which we are or may become a party, including the securities class action filed after our February 11, 2003 press release; business disruption from terrorist acts, our nation’s response to such acts and acts of war; and other factors. These statements speak only as of the date of this Quarterly Report on Form 10-Q, and we disclaim any intention or obligation to update or revise any forward-looking statements to reflect new information, future events or developments or otherwise, except as required by law. We have provided additional information in our Annual Report on Form 10-K for our fiscal year ended May 31, 2003 and our Quarterly Reports on Form 10-Q for our quarters ended August 23, 2003 and November 15, 2003 filed with the Securities and Exchange Commission, which readers are encouraged to review, concerning other factors that could cause actual results to differ materially from those indicated in the forward-looking statements.

PART II

ITEM 1 - LEGAL PROCEEDINGS

As previously disclosed, in February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri. The lead case is known as Smith, et al. v. Interstate Bakeries Corp., et al., No. 4:03-CV-00142 FJG (W.D. Mo.). The seven cases have been consolidated before a single judge and a lead plaintiff has been appointed by the Court. On October 6, 2003, plaintiffs filed their consolidated amended class action complaint. The putative class covered by the complaint is made up of purchasers or sellers of our stock between April 2, 2002 and April 8, 2003. On March 30, 2004, we and our insurance carriers participated in a mediation with the plaintiffs. At the end of that session, the parties reached a preliminary agreement on the economic terms of a potential settlement of the cases in which our insurers would contribute $15,000,000 and we would contribute $3,000,000. We also agreed with plaintiffs and our carriers to work towards the resolution of any non-economic issues related to the potential settlement, including documenting and implementing the parties’ agreement. Assuming that these remaining issues can be resolved, any agreement will be subject to court approval after notice to the class and a hearing. In connection with the potential settlement, we recorded a one-time charge of $3,000,000 during the third quarter.

As previously disclosed, in June 2003 a purported shareholder derivative lawsuit was filed in Missouri state court against certain current and former officers and directors of IBC, seeking damages and other relief. In the case, which is captioned Miller v. Coffey, et al., No. 03-CV-216141 (Cir. Ct., Jackson Cty.), plaintiffs allege that the defendants in this action breached their fiduciary duties to IBC by using material non-public information about IBC to sell IBC stock at prices higher than they could have obtained had the market been aware of the material non-public information. Our Board of Directors previously had received a shareholder derivative demand from the plaintiffs in the June 2003 derivative lawsuit, requesting legal action by us against certain officers and directors of IBC. In response, the Board of Directors has appointed a Special Review Committee to evaluate the demand and to report to the Board. That review is ongoing. The parties have agreed to stay the lawsuit until October 11, 2004 and also have initiated preliminary discussions looking towards the possibility of resolving the matter.

Except as specifically modified in this Form 10-Q and our Forms 10-Q for the quarters ended August 23, 2003 and November 15, 2003, there have been no significant changes to the legal proceedings disclosure contained in our Annual Report on Form 10-K.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits filed with this report:

Exhibit Number	Description
10.1	Amended and Restated 1996 Stock Incentive Plan

10.2	First Amendment to the IBC Supplemental Executive Retirement Plan.

31.1	Certification of James R. Elsesser pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Paul E. Yarick pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of James R. Elsesser pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Paul E. Yarick pursuant to 18 U.S.C. Section 1350.

b) Reports on Form 8-K

A report on Form 8-K (items 7 and 12) was filed on December 11, 2003 regarding expected earnings for the second quarter of fiscal 2004, ending November 15, 2003.

A report on Form 8-K (items 7 and 12) was filed on December 18, 2003 to report our issuance of a press release containing unaudited financial information and accompanying discussion for the twelve-week second quarter ended November 15, 2003.

A report on Form 8-K (items 5 and 7) was filed on February 5, 2004 to report our decision to end the two-year-old alliance with Pepperidge Farm, Incorporated, a unit of Campbell Soup Company.

**************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Bakeries Corporation
(Registrant)

DATE: April 19, 2004	/s/ James R. Elsesser
James R. Elsesser
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

DATE: April 19, 2004	/s/ Paul E. Yarick
Paul E. Yarick
Senior Vice President - Finance and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated 1996 Stock Incentive Plan

10.2	First Amendment to the IBC Supplemental Executive Retirement Plan.

31.1	Certification of James R. Elsesser pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Paul E. Yarick pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of James R. Elsesser pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Paul E. Yarick pursuant to 18 U.S.C. Section 1350.