Form 10-K
period 2004-05-29
INTERSTATE BAKERIES CORP/DE/
filed 2006-10-06
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 29, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock,
$0.01 par value Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the 21,452,285 shares of voting stock of the registrant held by non-affiliates, computed by reference to the $8.55 closing price of such stock on November 11, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $183,417,037. The aggregate market value of such stock, computed by reference to the $10.50 closing price of such stock on May 28, 2004, the last business day of the registrant’s fourth quarter of fiscal 2004, was $225,248,993.
     There were 45,295,007 shares of common stock, $0.01 par value per share, outstanding as of August 15, 2006. Giving effect to our senior subordinated convertible notes and common stock equivalents, there were 55,193,448 shares of common stock outstanding as of August 15, 2006.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
This Annual Report on Form 10-K is our first periodic report subsequent to the March 6, 2004 quarterly report on Form 10-Q. In addition to this annual report on Form 10-K, on the same date, we also filed our Quarterly Reports on Form 10-Q for the quarters ended August 21, 2004, November 13, 2004, and March 5, 2005, and our Annual Report on Form 10-K for the year ended May 28, 2005. This Annual Report on Form 10-K should be read together and in connection with the other reports filed with the United States Securities and Exchange Commission (SEC) for a comprehensive description of our current financial condition and operating results.
On September 22, 2004, we and each of our wholly-owned subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Western District of Missouri seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. The uncertainty of financial matters and a review undertaken for the proper accounting for a defined benefit pension plan precluded us from a timely filing of our Form 10-K for the year ended May 29, 2004. We concluded it would be appropriate to file by way of a Form 8-K an exhibit containing a Form 10-K that was not fully compliant with the requirements of the rules and regulations promulgated by the Securities and Exchange Commission. This Form 8-K was filed December 10, 2004. The Item 8 financial statements were captioned “Preliminary Unaudited” and the following disclosure was provided as part of the Form 8-K:
“The report attached hereto should not be relied upon as a fully compliant Annual Report on Form 10-K prepared in accordance with the requirements of the rules and regulations promulgated by the Securities and Exchange Commission because we have not attached the report of our independent auditors and have not included the certifications required by the Sarbanes-Oxley Act of 2002. In addition, while we believe that the report attached hereto has been prepared in accordance with accounting principles generally accepted in the United States (GAAP) except for the uncertainties related to the above-noted defined benefit pension plan, we can give no assurances that all other adjustments are final and that all other adjustments necessary to present our financial information in accordance with GAAP have been identified. No independent auditors have expressed any opinion or have offered any other form of assurance on such information or its accuracy. For these reasons, the financial information contained in the report attached hereto may not be indicative of our financial condition or results of operations.”
While we offered no assurances that the unaudited consolidated financial statements filed with the Form 8-K were final, the consolidated financial statements for the year ended May 29, 2004 were deemed to be a release and issuance in final form to the public. Subsequent to the filing of the Form 8-K on December 10, 2004 we determined that various restatements were required to those consolidated financial statements. Accordingly, see Note 2. Restatement in the consolidated financial statements for a description of the restatement.
We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K for the fiscal years ended May 31, 2003 and June 1, 2002 or our previously filed Quarterly Reports on Form 10-Q for the periods through March 6, 2004. For this reason, the consolidated financial statements and related financial information contained in these prior reports, as well as such information presented in the Form 8-K filed on December 10, 2004, should no longer be relied upon.

FORWARD-LOOKING STATEMENTS
Some information contained in or incorporated by reference herein may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements that reflect, when made, our views with respect to current events and financial performance. These forward-looking statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. These forward-looking statements are not historical in nature and include statements relating to, among other things:
•	our ability to continue as a going concern;

•	our ability to obtain court approval with respect to motions filed by us from time to time in the Chapter 11 proceeding (as described below);

•	our ability to operate pursuant to the covenants, terms and certifications of the Revolving Credit Agreement, or DIP facility, (as described in Item 1 below);

•	our ability to negotiate an extension (if necessary) or refinance our DIP facility, which, pursuant to an extension, expires on June 2, 2007;

•	our ability to develop, propose, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceeding;

•	risks associated with failing to obtain court approval for one or more extensions to the exclusivity period for us to propose and confirm one or more plans of reorganization or with third parties seeking and obtaining court approval to terminate or shorten any such exclusivity period, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	risks associated with our restructuring process, including the risks associated with achieving the desired savings in connection with our profit center restructuring and bakery and route consolidations (as described below);

•	potential adverse publicity;

•	our ability to obtain and maintain adequate terms with vendors and service providers;

•	the potential adverse impact of the Chapter 11 proceeding on our liquidity or results of operations;

•	risks associated with product price increases, including the risk that such actions will not effectively offset inflationary cost pressures and may adversely impact sales of our products;

•	the effectiveness of our efforts to hedge our exposure to price increases with respect to various ingredients and energy;

•	our ability to finalize, fund and execute a going-forward business plan;

•	our ability to attract, motivate and/or retain key executives and employees;

•	changes in our relationship with employees and the unions that represent them;

•	increased costs and uncertainties related to periodic renegotiation of union contracts;

•	the results of a Securities and Exchange Commission, or SEC, investigation concerning our financial statements following our announcement that the Audit Committee of our Board of Directors had retained independent counsel to investigate our manner of setting its workers’ compensation and other reserves;

•	the delayed filing with the SEC of our Annual Reports on Form 10-K and of our Quarterly Reports on Form 10-Q;

•	successful resolution of material weaknesses in our internal controls;

•	resolution of any deficiencies and implementation of software updates with respect to our financial reporting systems;

•	changes to dietary guidelines;

•	the continuing effects of a low carbohydrate diet trend;

•	the performance of our recent new product introductions, including the success of such new products in achieving and retaining market share;

•	commodity and energy costs; and

•	the outcome of legal proceedings to which we are or may become a party.
These forward-looking statements are and will be subject to numerous risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, without limitation:
Bankruptcy-Related Factors
•	our ability to evaluate various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring and the filing and ultimate approval of a plan of reorganization with the Bankruptcy Court (as described below), or any combination of these options;

•	our ability to develop and implement a successful plan of reorganization in the Chapter 11 process;

•	our ability to operate our business under the restrictions imposed by the Chapter 11 process and in compliance with the limitations contained in the debtor-in-possession credit facility;

•	the instructions, orders and decisions of the bankruptcy court and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	changes in our relationships with suppliers and customers, including the ability to maintain these relationships and contracts that are critical to our operations, in light of the Chapter 11 process;

•	the significant time that will be required by management to structure and implement a plan of reorganization as well as to evaluate various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital and debt restructuring or any combination of these options, as well as our restructuring plan;

•	our reliance on key management personnel, including the effects of the Chapter 11 process on our ability to attract and retain key management personnel;

•	our ability to successfully reject unfavorable contracts and leases; and

•	the duration of the Chapter 11 process.
General Factors
•	the availability of capital on acceptable terms in light of the various factors discussed herein, including our reorganization under the Chapter 11 process;

•	the availability and cost of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products, improved efficiencies and other strategies;

•	increased pension, health care, workers’ compensation and other employee costs;

•	actions of competitors, including pricing policy and promotional spending;

•	increased costs, delays or deficiencies related to restructuring activities;

•	the effectiveness of advertising and marketing spending;

•	changes in general economic and business conditions (including in the bread and sweet goods markets);

•	the effectiveness and adequacy of our information and data systems;

•	costs associated with increased contributions to single employer, multiple employer or multi-employer pension plans;

•	any inability to protect and maintain the value of our intellectual property rights;

•	future product recalls or food safety concerns;

•	further consolidation in the retail food industry;

•	changes in consumer tastes or eating habits;

•	costs associated with environmental compliance and remediation;

•	increased costs and uncertainties related to periodic renegotiation of union contracts;

•	obligations and uncertainties with respect to the American Bakers Association Retirement Plan;

•	the impact of any withdrawal liability arising under our multi-employer pension plans as a result of prior actions or current consolidations;

•	actions of governmental entities, including regulatory requirements;

•	acceptance of new product offerings by consumers and our ability to expand existing brands;

•	the performance of our recent new product introductions;

•	the effectiveness of hedging activities;

•	expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives;

•	changes in our business strategies;

•	unexpected costs or delays incurred in connection with our previously announced and other future facility closings;

•	bankruptcy filings by customers;

•	changes in our relationship with employees and the unions that represent them;

•	the outcome of legal proceedings to which we are or may become a party, including any litigation stemming from our restatement of the first, second and third quarters of fiscal 2004, our sale of convertible notes on August 12, 2004 or events leading up to our filing of a voluntary petition for protection under Chapter 11 of the Bankruptcy Code;

•	business disruption from terrorist acts, our nation’s response to such acts and acts of war; and

•	other factors.
These statements speak only as of the date of this report, and we disclaim any intention or obligation to update or revise any forward-looking statements to reflect new information, future events or developments or otherwise, except as required by law. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere herein.
Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of our various pre-petition liabilities, common stock and/or other equity securities. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceeding to each of these liabilities and/or securities. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

PART I
ITEM 1. BUSINESS
General
Interstate Bakeries Corporation, a Delaware corporation incorporated in 1987, is one of the largest wholesale bakers and distributors of fresh baked bread and sweet goods in the United States. Unless otherwise noted, any reference to “IBC,” “us,” “we” or “our” refers to Interstate Bakeries Corporation and its subsidiaries, taken as a whole. We produce, market and distribute a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products under national brand names such as “Wonder®”, “Hostess®”, “Baker’s Inn®” and “Home Pride®,” as well as regional brand names such as “Butternut®,” “Dolly Madison®,” “Drake’s®” and “Merita®.” Based on independent publicly available market data, “Wonder®” bread is the number one selling white bread brand sold in the United States and “Home Pride®” wheat bread is a leading wheat bread brand in the United States. “Hostess®” products, including “Twinkies®,” “Ding Dongs®” and “HoHos®,” are among the leading snack cake products sold in the United States.
Our principal executive offices are located at 12 East Armour Boulevard, Kansas City, Missouri 64111, and our telephone number is (816) 502-4000.
We operate 45 bakeries and approximately 800 distribution centers, from which our sales force delivers fresh baked goods on approximately 6,400 delivery routes. We also operate approximately 850 bakery outlets located in markets throughout the United States.
Proceedings Under Chapter 11 of the Bankruptcy Code
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819, 04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. Subsequently, on November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. Mrs. Cubbison’s Foods, Inc., or Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, was not originally included in the Chapter 11 filing. However, on January 14, 2006, Mrs. Cubbison’s filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
On September 23, 2004, we entered into a DIP Facility with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together, with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The DIP Facility received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. The DIP Facility provides for a $200.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. We entered into the first amendment to the DIP Facility on November 1, 2004, the second amendment to the DIP Facility on January 20, 2005, the third amendment to the DIP Facility on May 26, 2005, the fourth amendment to the DIP Facility on November 30, 2005, the fifth amendment to the DIP Facility on December 27, 2005, the sixth amendment to the DIP Facility on March 29, 2006, the seventh amendment to the DIP Facility on June 28, 2006 and the eighth amendment to the DIP Facility on August 25, 2006 to reflect certain modifications. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a further discussion regarding the DIP Facility.
In conjunction with the commencement of the Chapter 11 process, we sought and obtained several orders from the Bankruptcy Court which were intended to enable us to operate in the normal course of business during the Chapter 11 process. The most significant of these orders:

•	authorize us to pay pre-petition and post-petition employee wages and salaries and related benefits during our restructuring under Chapter 11;

•	authorize us to pay trust fund taxes in the ordinary course of business, including pre-petition amounts; and

•	authorize the continued use of our cash management systems.
Pursuant to the Bankruptcy Code, our pre-petition obligations, including obligations under debt instruments, generally may not be enforced against us. In addition, any actions to collect pre-petition indebtedness are automatically stayed unless the stay is lifted by the Bankruptcy Court.
As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of August 15, 2006, we have rejected over 400 unexpired leases and have included charges for our estimated liability related thereto in the applicable periods. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject. For these executory contracts and remaining unexpired leases, we cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting these contracts or leases, and no provisions have yet been made for these items.
We continue to communicate with principal vendors and customers, and we believe that most of our current relationships will continue. The loss of major vendors or customers, as well as significant adverse changes to vendor payment terms, could have a material adverse effect on our results of operations and financial condition.
The Bankruptcy Code provides that we have the exclusive right for 120 days (which exclusive period may be extended by the Bankruptcy Court) during which only we may file and solicit acceptances of a plan of reorganization. The periods during which we have the exclusive right to file a plan and solicit acceptances of a plan have been extended on five occasions and are presently set to expire on January 31, 2007, and April 21, 2007, respectively. If we fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if we fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders or an indenture trustee, may file their own plan of reorganization.
Since the Petition Date, we have been actively engaged in restructuring our operations. With the assistance of Alvarez & Marsal LLC, or A&M, a firm specializing in corporate advisory and crisis management services to troubled and under-performing companies and their stakeholders, we restructured our 10 profit centers (PCs), including the closure of nine bakeries and approximately 200 distribution centers; rationalized our delivery route network, reducing the number of routes by approximately 30 percent, from approximately 9,100 delivery routes to approximately 6,400; and reduced our workforce by approximately 7,000 positions. In addition, we disposed of certain non-core assets during our Chapter 11 case, the aggregate net proceeds of which have been approximately $93 million, and commenced negotiations of long-term extensions with respect to most of our 420 collective bargaining agreements (CBAs) with union-represented employees resulting in ratification by employees or agreements reached in principle, subject to ratification by employees, of approximately 200 CBAs. Finally, we have initiated a marketing program designed to offset revenue declines by developing protocols to better anticipate and meet changing consumer demand through a consistent flow of new products. As part of our restructuring efforts, we are evaluating various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring and the filing of a plan of reorganization with the Bankruptcy Court, or any combination of these options.
When we began the PC review process, we recognized that such complex consolidation activities would entail certain implementation risks. For example, it could not be determined with precision that forecasted sales would be achieved in terms of either sales volume or gross margin. We anticipated that there would be a period of transition before the true impact of the projected efficiencies could be realized. We expected that the path would not always be smooth as both employees and customers had to become accustomed to the restructured operations. Accordingly, we have been and will continue to evaluate the impact of these restructurings. For instance, we continue to focus on improving manufacturing processes in the bakeries and enhancing service to customers through our field sales force. Understanding the true impact of the projected efficiencies to be gained by these actions is a critical component of a credible long-term business plan. A credible long-term business plan is essential to the assessment of a reasonable range of values for our reorganized business and the determination of how much debt and equity our businesses will be able to support. Both of these assessments are prerequisites to discussions regarding, and the filing of, a plan of reorganization.
In the event that we file a plan of reorganization with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors, equity holders and parties in interest. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that:
•	with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation;

•	each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence); and

•	confirmation of the plan is not likely to be followed by a liquidation or the need for further financial reorganization unless the plan proposes such liquidation or reorganization.
If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the “cram down” provisions of the Bankruptcy Code.
Under the “cram down” provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of our common stock may receive no value for their interests under the plan of reorganization. Because of this possibility, the value of our outstanding common stock is highly speculative.
The administrative and reorganization expenses resulting from the Chapter 11 process will unfavorably affect our results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 process.
Changes in Management
On September 21, 2004, James R. Elsesser resigned as our chief executive officer, Chairman of the Board of Directors and director. On the same date, Leo Benatar was appointed by the Board of Directors as non-executive Chairman of the board. Mr. Benatar has served as a member of our Board of Directors since 1991. On the same date, Antonio C. Alvarez II was appointed by the Board of Directors as our new chief executive officer. In addition, the Board of Directors appointed John K. Suckow as our executive vice president and chief restructuring officer.
Mr. Alvarez is co-founder, a managing director and co-chief executive of A&M. Mr. Suckow is also a managing director of A&M. We initially retained the services of A&M on August 27, 2004. Messrs. Alvarez and Suckow, as employees of A&M, were designated as officers of IBC pursuant to an amended and restated letter agreement dated as of September 21, 2004, further amended and restated as of October 14, 2004 and further amended on July 18, 2005, and elected by the Board of Directors in September 2004, April 2005 and March 2006.
Company History
Our predecessor company, Schulze Baking Company, was founded in Kansas City in 1927. We were subsequently created through the merger of Schulze Baking Co. and Western Bakeries Ltd. in 1937. Since 1937, we have completed a number of acquisitions of other baking businesses. We have grown to our present size primarily through strategic acquisitions.
In July 1995, we acquired Continental Baking Company from Ralston Purina Company, adding the “Wonder®” and “Hostess®” brands to our portfolio of products. This acquisition made us the nation’s largest baker of fresh baked bread and sweet goods in terms of net sales. In March 1997, we acquired the assets of the San Francisco French Bread Company. In January 1998, we acquired the assets of John J. Nissen Baking Company, a Maine-based baker and distributor of fresh bread primarily in New England and various related entities. In August 1998, we acquired the assets of Drake Bakeries, Inc. and the Drake’s baking division, which sells snack cakes throughout the northeastern U.S. under its well-known brand names, “Devil Dogs®,” “Ring Dings®,” “Yodels®” and “Yankee Doodles®.” Our acquisitions throughout the years have allowed us to increase scale, expand our product and brand portfolio and broaden our geographic presence.
Products and Brands
We produce, market, distribute and sell white breads, variety breads, reduced calorie breads, English muffins, croutons, rolls, buns and baked sweet goods under a number of well-known national and regional brand names. Our brands are positioned across a wide spectrum of categories and price points. The following chart illustrates our principal categories and brands:

Category	Our National Brands	Our Regional Brands
Breads, Rolls and Buns
(White, variety, crusty, reduced-calorie and bagels)	Wonder	Bunny*
	Home Pride	Butternut
	Baker’s Inn	Merita
	Bread du Jour	Millbrook
	Beefsteak	Eddy’s
Cotton’s Holsum*
Holsum*
J.J. Nissen
Sunbeam*
Sweetheart
Di Carlo
Colombo
Roman Meal*
Sun-Maid*

Fresh Baked Sweet Goods	Hostess	Dolly Madison
(Donuts, sweet rolls, snack pies and snack cakes)	Twinkies	Drake’s
	Ding Dongs	Devil Dogs
	HoHos	Ring Dings
	Suzy-Qs	Yodels
Yankee Doodles
Zingers

Other	Mrs. Cubbison’s
(Croutons and stuffing mix)	Marie Callender’s*

*	Licensed brands
We believe that our brand trademarks such as “Wonder®,” “Hostess®,” “Home Pride®,” “Baker’s Inn®,” “Butternut®” and “Dolly Madison®” and product trademarks such as “Twinkies®,” “HoHos®” and “Zingers®” are of material importance to our strategy of brand building. We take appropriate action from time to time against third parties to prevent infringement of our trademarks and other intellectual property. We also enter into confidentiality agreements from time to time with employees and third parties, as necessary, to protect formulas and processes used in producing our products. Some of our products are sold under brands that we have licensed from others on terms that are generally renewable at our discretion. These licensed brands include “Bunny®,” “Cotton’s® Holsum,” “Holsum®,” “Marie Callender’s®,” “Roman Meal®,” “Sunbeam®” and “Sun-Maid®.”
In the fourth quarter of 2004, we introduced a line of super premium breads under the Baker’s Inn label, which includes 100% whole wheat and honey whole wheat. The line of nine different hearty bread varieties is targeted to an older more affluent consumer and is very different from the traditional everyday white and wheat varieties that make up the majority of our branded bread product line. Priced competitively with other super premium bread brands and sold in a distinctive brown paper bag, Baker’s Inn offers consumers corner bakery quality bread in the commercial bread aisle.

In the third quarter of 2006, we introduced nationally three new bread varieties, Wonder® Made with Whole Grain White, Wonder® White Bread FansTM, and Wonder Kids®. These varieties are targeted to people who prefer the taste and texture of white bread but who want to add more nutrition to their diets. In the fourth quarter of 2006, we introduced a national program on Wonder® buns and rolls to add new varieties, including wheat hamburger and hot dog buns and buns made with whole grains.
Marketing and Distribution
The majority of our bread is sold through national mass merchandisers and supermarkets, while our sweet goods are sold principally through national mass merchandisers, supermarkets and convenience stores. One customer, Wal-Mart Stores, Inc., accounted for approximately 10.7% of our net sales in fiscal 2004. No other single customer accounted for more than 10.0% of our net sales. Sweet goods sales tend to be somewhat seasonal, with a historically weak winter period, which we believe is attributable to altered consumption patterns during the holiday season. Sales of buns, rolls and shortcake products are historically higher in the spring and summer months.
Our marketing and advertising campaigns are conducted through targeted television and print advertising as well as coupon inserts in newspapers and other printed media. Our national accounts department manages our relationships with our largest customers. This group focuses on customer service and satisfaction and communicates on a regular basis to our customers regarding new products and upcoming product events.
We distribute our products in markets representing over 80% of U.S. supermarket volume. Our plants and distribution centers across the U.S. are located close to the major marketplaces enabling effective delivery and superior customer service. We do not keep a backlog of inventory, as our fresh bakery products are promptly distributed to our customers after being produced.
We deliver our fresh baked bread and sweet goods from our network of bakeries to our distribution centers. Our sales force then delivers primarily to mass merchandisers, supermarkets and convenience stores on approximately 6,400 delivery routes. We are one of only a few fresh baked bread and sweet goods producers with a national direct store delivery, or DSD, system that enables us to provide frequent and individualized service to our national and regional customers. Our DSD system allows us to effectively manage shelf space and efficiently execute in-store promotions and new product introductions. In accordance with industry practice, we repurchase dated and damaged bread products from most of our customers. A portion of our dated bread and other products are delivered to our approximately 850 bakery outlets for retail sale. Bakery outlet sales represented approximately 12.0% of our net sales during the 52-week period ended May 29, 2004.
Sources and Availability of Raw Materials
Most ingredients in our products, principally flour, sugar and edible oils, are readily available from numerous sources. We currently are dependent on a small number of suppliers for an ingredient we use to produce fresh bread products under our extended shelf life, or ESL, program. We do not have a long-term supply contract with any of these suppliers; however, we believe this is in our best interest because of rapidly changing technology in this area. We utilize commodity hedging derivatives, including exchange traded futures and options on wheat, corn, soybean oil and certain fuels, to reduce our exposure to commodity price movements for future ingredient and energy needs. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed one year. We also purchase other major commodity requirements through advance purchase contracts, generally not longer than one year in duration, to lock in prices for raw materials. The balance of our commodity needs are purchased on the spot markets. Through our program of central purchasing of baking ingredients and packaging materials, we believe we are able to utilize our national presence to obtain competitive prices.
Prices for our raw materials are dependent on a number of factors including the weather, crop production, transportation and processing costs, government regulation and policies, and worldwide market supply of, and demand for, such commodities. Although we believe that we are able to utilize our central purchasing function to obtain competitive prices, the inherent volatility of commodity prices occasionally exposes us to fluctuating costs. We attempt to recover the majority of our commodity cost increases by increasing prices, moving towards a higher margin product mix or obtaining additional operating efficiencies. We are limited, however, in our ability to take greater price increases than the bakery industry as a whole because demand for our products has shown to be negatively affected by such price increases.

Employees
As of August 15, 2006, we employ approximately 25,000 people, approximately 82% of whom are covered by one of approximately 420 union contracts. As of the end of fiscal 2004, we employed approximately 35,000 people. The decline in our number of employees is primarily related to our ongoing PC review and consolidation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Profit Center Review” for a discussion of the PC review. Most of our employees are members of either the International Brotherhood of Teamsters or the Bakery, Confectionery, Tobacco Workers & Grain Millers International Union. We are in the process of renegotiating union contracts affecting the majority of our unionized workforce. We intend to commence renegotiation of the remaining union contracts in the near future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Labor Union Negotiations” for a discussion of the negotiations. We believe that we have good relations with our employees. However, because our union groups are concentrated in the two organizations listed, contract negotiations with any local unit can involve the threat of strike by other union members at other IBC facilities. Although the Chapter 11 process could strain relations with employee groups and labor unions, we are committed to working with those groups to resolve any conflicts that may arise in order to ensure the continued viability of our business.
Competition
We face intense competition in all of our markets from large national bakeries, smaller regional operators, small retail bakeries, supermarket chains with their own bakeries, grocery stores with their own in-store bakery departments or private label products and diversified food companies. Competition is based on product quality, price, brand recognition and loyalty, promotional activities, access to retail outlets and sufficient shelf space and the ability to identify and satisfy consumer preferences. Customer service, including responsiveness to delivery needs and maintenance of fully stocked shelves, is also an important competitive factor and is central to the competition for retail shelf space. Sara Lee Corporation, George Weston Limited, Flowers Foods, Inc. and Grupo Bimbo, S.A. are our largest fresh baked bread competitors, each marketing bread products under various brand names. Flowers Foods, Inc., George Weston Limited, Grupo Bimbo, S.A., Krispy Kreme Doughnuts, Inc., McKee Foods Corporation and Tasty Baking Company are our largest competitors with respect to fresh baked sweet goods. In addition, fresh baked sweet goods also compete with other sweet snack foods like cookies and candies. From time to time, we experience price pressure in certain of our markets as a result of competitors’ promotional pricing practices.
Governmental Regulation; Environmental Matters
Our operations are subject to regulation by various federal, state and local government entities and agencies. As a baker of fresh baked bread and sweet goods, our operations are subject to stringent quality, labeling and traceability standards, including the Federal Food and Drug Act and Bioterrorism Act of 2002. Our bakery operations and our delivery fleet are subject to various federal, state and local environmental laws and workplace regulations, including the federal Occupational Safety and Health Act of 1970, the federal Fair Labor Standards Act of 1938, the federal Clean Air Act of 1990 and the federal Clean Water Act of 1972. Future compliance with or violation of such regulations, and future regulation by various federal, state and local government entities and agencies, which could become more stringent, may have a material adverse effect on our financial condition and results of operations. We could also be subject to litigation arising out of such governmental regulations that could have a material adverse effect on our financial condition and results of operations. We believe that our current legal and environmental compliance programs adequately address such concerns and that we are in substantial compliance with such applicable laws and regulations.
We have underground storage tanks at various locations throughout the U.S. that are subject to federal and state regulations that establish minimum standards for these tanks and where necessary, require remediation of associated contamination. On some parcels of owned real property, we discovered that underground storage tanks containing gasoline or diesel fuel had leaked and contaminated the adjacent soil. Typically, the discovery of these leaks and the resulting soil contamination is made in connection with the sale of a property or the removal of an underground storage tank. When we discover that a leaking tank has contaminated a site, we take appropriate steps to clean up or remediate the site. We are presently in the process of or have completed remediating any known contaminated sites.
In addition, the Environmental Protection Agency, or EPA, has made inquiries into the refrigerant handling practices of companies in our industry. Two of these companies entered into a negotiated settlement with the EPA and made substantial settlement payments. In September 2000, we received a request for information from the EPA relating to our handling of regulated refrigerants, which we use in equipment in our bakeries for a number of purposes, including to cool our dough during the production process. In January 2002, the EPA offered a partnership program to members of the baking industry pursuant to which individual companies can elect to participate. Because we had previously received a request for information from the EPA, the EPA/Department of Justice (DOJ) policies indicated that we were not eligible to participate in the program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to eliminate the use of ozone-depleting refrigerants. Prior to our Chapter 11 filing, we had undertaken negotiations with the EPA. The DOJ, on behalf of the United States of America, filed a proof of claim in our bankruptcy case on March 21, 2005 based upon our refrigerant handling practices. Although the proof of claim does not set forth a specific amount, the claimants allege more than 3,400 violations during the period from 1998 through 2002 and assert that each violation is subject to penalties of up to $27,500 per day. We intend to vigorously challenge any penalties calculated on this basis and defend against such claims by the EPA/DOJ. We have also received notices from the EPA, state agencies, and/or private parties seeking contribution, that we have been identified as a potentially responsible party, or PRP, under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, arising out of the alleged disposal of hazardous substances at certain disposal sites on properties owned or controlled by others. Because liability under CERCLA may be imposed retroactively without regard to fault, we may be required to share in the cleanup cost with respect to six “Superfund” sites. Our ultimate liability in connection with these sites may depend on many factors including the volume and types of materials contributed to the site, the number of other PRPs and their financial viability and the remediation methods and technology to be used.
The Clean Air Act of 1970, as amended, provides for federal, state and local regulation of the emission of air pollutants. Under the Clean Air Act, many of our facilities are required to report and control air emissions, including volatile organic compounds, nitrogen oxides and ozone-depleting substances. In April 2004 the EPA promulgated rules relating to EPA’s more stringent National Ambient Air Quality Standards (NAAQS) for ozone. State and local authorities may apply additional emissions limits to certain of our bakeries to comply with the new ozone NAAQS likely beginning in 2006.
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
Availability of Reports; Website Access
Our Internet address is http://www.interstatebakeriescorp.com. We provide a hyperlink to the 10kWizard.com website on our website by selecting the heading “Investors” and then “SEC Filings”. Through that hyperlink, we make available, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we provide a hyperlink entitled “Restructuring Information” on the “Investors” webpage that provides access to all filings related to our Chapter 11 proceedings.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described below, together with all of the other information included or incorporated in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem insignificant may also impair our business operations. The occurrence of any of these risks could adversely affect our financial condition, results of operations and cash flows.
     We face significant challenges and uncertainties in connection with our bankruptcy reorganization.
On September 22, 2004, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. On January 14, 2006, Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court. We currently operate our business as a debtor-in-possession pursuant to the Bankruptcy Code.

We are continuing the process of stabilizing our businesses and evaluating our operations before beginning the development of a plan of reorganization. We have evaluated operations at each of our ten profit centers and have consolidated bakeries, depots, thrift stores and routes in these profit centers. This process is discussed in greater detail below. In addition, as part of our restructuring efforts we are evaluating various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring and the filing of a plan of reorganization with the Bankruptcy Court, or any combination of these options. In the event that we file a plan of reorganization with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to creditors, equity holders and parties in interest in order to solicit acceptance of the plan. Following the solicitation, the Bankruptcy Court will consider whether to confirm the plan. If proposed, our plan of reorganization may not receive the requisite acceptance by creditors, equity holders and parties in interest, or the Bankruptcy Court may not confirm the proposed plan. Moreover, even if a plan of reorganization receives the requisite acceptance by creditors, equity holders and parties in interest and is approved by the Bankruptcy Court, the plan may not be viable.
In addition, due to the nature of the reorganization process, actions may be taken by creditors and parties in interest that may have the effect of preventing or unduly delaying the filing and confirmation of a plan of reorganization in connection with the Chapter 11 process. Accordingly, we can provide no assurance as to whether or when a plan of reorganization may be filed or confirmed in the Chapter 11 process.
     We face uncertainty regarding the adequacy of our capital resources, including liquidity, and have limited access to additional financing.
We currently have available a $200.0 million DIP Facility to potentially fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 21, 2004. The DIP Facility has been amended eight times through the date of this filing.
The DIP Facility subjects us to certain obligations, including the delivery of a Borrowing Base Certificate (as defined in the DIP Facility), cash flow forecasts and operating budgets at specified intervals, as well as certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures and the payment of dividends. The DIP Facility also contains financial covenants requiring minimum Consolidated EBITDA (as defined in the DIP Facility), restricting Capital Expenditures (as defined in the DIP Facility), and limiting the amount of periodic cash restructuring charges (as defined in the DIP Facility). There can be no assurance that we will be able to consistently comply with these obligations, financial covenants and other restrictive obligations in our DIP Facility.
In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other restructuring costs in connection with the Chapter 11 process and the restructuring of our business operations and expect that we will continue to incur significant professional fees and restructuring costs. As of July 1, 2006, we had approximately $74.5 million in available cash and $72.8 million available for borrowing under the DIP Facility. This compares unfavorably to the $151.6 million in available cash and $154.4 million available for borrowing under the DIP Facility as of May 28, 2005, which was prior to the time we began incurring significant costs in connection with implementation of our profit center review process and our revenues began to decline more dramatically as routes were reduced. We cannot assure you that the amounts of cash available from operations together with our DIP Facility will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors, equity holders and parties in interest and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Facility are not sufficient to meet our cash requirements, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered on acceptable terms.
As a result of the Chapter 11 process and the circumstances leading to the bankruptcy filing, our access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court in the Chapter 11 process.
The maturity date of the DIP Facility has been extended from September 22, 2006 to June 2, 2007. We may need to negotiate an additional extension of the maturity date or refinance the DIP Facility to provide adequate time to complete a plan of reorganization. There can be no assurance that we will be successful in extending or refinancing the DIP Facility or that we can extend or refinance the DIP Facility on terms favorable to us.
     Our potential inability to implement our restructuring plan, or to realize its anticipated benefits, could adversely affect our results of operations and financial condition.
Since filing to restructure under Chapter 11, we have undertaken a comprehensive review of our operations to determine the appropriate actions necessary to restructure our business. The outcome of our restructuring is dependent on a number of factors, including the success of our new product introductions as well as the positive resolution of on-going labor negotiations. Our restructuring process also could expose us to increased risks, including the diversion of resources and management time, disruptions to our business, the impairment of relationships with employees, unions or customers and the impairment of supplier relationships.
As the first step in our restructuring process, we closed our Florence, South Carolina facility, implemented a reduction in workforce, reduced corporate costs, reduced or suspended certain employee benefit programs and renegotiated our contracts with a third party service provider. The second stage of our restructuring process involved an exhaustive review of each of our ten profit centers on an individual basis in order to address continued revenue declines and our high-cost structure. We have recently closed a number of bakeries and consolidated a number of routes, depots and outlet stores in our ten profit centers. The profit center restructuring process was intended to improve profitability by rationalizing marginal products and strengthening our focus on branded sales and deliveries. The success of the profit center restructuring process also will be influenced by our ability to achieve increased route averages as a result of newly consolidated routes. While we believe it is critical that we eliminate unprofitable products and routes, streamline distribution, rationalize the number of brands and stock-keeping units (SKUs) and eliminate excess capacity in order to return the company to profitability, the profit center restructuring process has and will result in lower revenues for at least a period of time, which could adversely affect our financial condition, results of operations and cash flows.
Beginning in the fourth quarter of 2006, we began focusing on improving manufacturing processes and service to customers through our restructured sales force.
In addition, we have been and will continue to evaluate the impact of these restructurings. Understanding the true impact of the projected efficiencies to be gained by these actions is a critical component in evaluating the credibility of a long-term business plan. A credible long-term business plan is essential to the assessment of a reasonable range of values for our reorganized business and the determination of how much debt and equity our businesses will be able to support. Both of these assessments are prerequisites to discussions regarding, and the filing of, a plan of reorganization. There can be no assurance that we will be able to successfully develop and implement a credible business plan or a plan of reorganization, which could adversely affect the success of our restructuring process as well as our financial condition, results of operations and cash flows.
If we are unable to effectively implement our restructuring process, we may not reap the anticipated benefits and may face higher than anticipated costs and delays. In addition, we may not be able to achieve the cost savings and efficiencies we anticipate will result from the closures and consolidations, or realize these savings or efficiencies as quickly as we expect. Even if we are able to achieve the expected cost savings and efficiencies, there can be no assurance that such savings and efficiencies will offset the significant upward cost pressure we are experiencing.
     Terms of collective bargaining agreements and labor disruptions could adversely impact our results of operations.
We employ approximately 25,000 people, approximately 82% of whom are covered by one of approximately 420 union contracts. Most of our employees are members of either the International Brotherhood of Teamsters or the Bakery, Confectionery, Tobacco Workers & Grain Millers International Union. Because a substantial portion of our workers are unionized, our costs are generally higher and our ability to implement productivity improvements and effect savings with respect to health care, pension and other retirement costs is more restricted than in many nonunion operations as a result of various restrictions specified in our collective bargaining agreements. Terms of collective bargaining agreements that prevent us from competing effectively could adversely affect our financial condition, results of operations and cash flows. In addition, our Chapter 11 filing and restructuring activities, including changes to our benefit programs and on-going labor negotiations in connection with our profit center review process, have strained relations with employee groups and labor unions. We are committed to working with those groups to resolve conflicts as they arise in order to ensure the continued viability of our business. However, there can be no assurance that these efforts will be successful.
     The Chapter 11 process and the DIP Facility impose restrictions on the conduct of our business.
We are operating our business as a debtor-in-possession pursuant to the Bankruptcy Code. Under applicable bankruptcy law, during the pendency of the Chapter 11 process, we will be required to obtain the approval of the Bankruptcy Court prior to engaging in any transaction outside the ordinary course of business. In connection with an approval, creditors and parties in interest may raise objections to the request for approval and may appear and be heard at any hearing with respect to the approval. Accordingly, although we may sell assets and settle liabilities (including for amounts other than those reflected on our financial statements) with the approval of the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will approve any sales or proposed settlements. The Bankruptcy Court also has the authority to oversee and exert control over our ordinary course operations.
The DIP Facility contains both affirmative and negative covenants pursuant to which we agree to take, or refrain from taking, certain actions. The primary on-going affirmative obligation that we are required to perform is the scheduled periodic delivery of a Borrowing Base Certificate (as defined in the DIP Facility), which reflects the components of and reserves against the Borrowing Base (as defined in the DIP Facility), establishes borrowing availability pursuant to an agreed formula, certifies as to the accuracy and completeness of the information presented and includes any documentation necessary or appropriate to support the information presented. Additionally, we are required to deliver periodic operating budgets and cash flow forecasts, as required by the DIP Facility.
The DIP Facility also contains several restrictive covenants that are typical for a debtor-in-possession credit facility of this type. The DIP Facility contains certain financial covenants requiring minimum Consolidated EBITDA (as defined in the DIP Facility), restricting Capital Expenditures (as defined in the DIP Facility), and limiting the amount of periodic cash restructuring charges (as defined in the DIP Facility). In addition, the DIP Facility also imposes restrictions relating to, among other things, incurrence of liens, our ability to consolidate or merge with or into another entity, incurrence or guarantee of debt, payment of dividends, making of investments, and the disposition of assets.
Failure to satisfy any of these covenants could result in an event of default that could cause, absent the receipt of appropriate waivers, an interruption in cash and letter of credit availability, which could cause an interruption of our normal operations. As a result of the restrictions described above, our ability to respond in a timely fashion to changing business and economic conditions may be significantly restricted and, absent approval by the requisite number of lenders, we may be prevented from engaging in transactions that might otherwise be considered beneficial to us.
     Our financial statements assume we can continue as a “going concern”.
Our consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared assuming we can continue as a going concern. Because of the Chapter 11 process and the circumstances leading to the bankruptcy there is substantial doubt that we can continue as a going concern.
Our continuation as a going concern is dependent upon, among other things, our ability to evaluate various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of or refinance our DIP Facility at its maturity, our ability to implement our restructuring process, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.

In addition, the amounts reported in the consolidated financial statements included in this Annual Report on Form 10-K do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of a plan of reorganization.
     We are no longer listed on the New York Stock Exchange and the market in our common stock is highly speculative and may not continue.
Our common stock was delisted from the New York Stock Exchange, or the NYSE, on September 23, 2004. Our common stock now trades on the over-the-counter bulletin board under the symbol “IBCIQ.PK.” Our delisting has reduced the market and liquidity of our common stock and consequently may adversely affect the ability of our stockholders and brokers/dealers to purchase and sell our shares in an orderly manner or at all. Trading in our common stock through market makers and quotation on the over-the-counter bulletin board entails other risks. Due in part to the decreased trading price of our common stock and the elimination of analyst coverage, the trading price of our common stock may change quickly, and market makers may not be able to execute trades as quickly as they could when the common stock was listed on the NYSE. The NYSE also has notified us that its Market Trading Analysis Department is reviewing transactions in our common stock occurring prior to our announcement on August 30, 2004 that we were delaying the filing of our Form 10-K and prior to our filing of a petition for relief under Chapter 11 of the Bankruptcy Code on September 22, 2004. In connection with its investigation, the NYSE requested information from us on various dates, including September 22 and October 5, 2004, and February 2, 2005. We believe that we have fully responded to each of the NYSE’s requests for information, with our last response to the NYSE dated June 10, 2005, and we expect to continue to cooperate with the NYSE if it requires any further information or assistance from us in connection with its inquiry.
In addition, as a result of pre-petition indebtedness and the availability of the “cram-down” provisions of the Bankruptcy Code described in “Item 1. Business – Proceedings Under Chapter 11 of the Bankruptcy Code” in this Annual Report on Form 10-K, the holders of our common stock may not receive value for their interests under a plan of reorganization. Because of this possibility, the value of our common stock is highly speculative and any investment in our common stock would pose a high degree of risk. Potential investors in our common stock should consider the highly speculative nature of our common stock prior to making any investment decision with respect to our common stock.
     We may face deregistration proceedings under Section 12(j) of the Exchange Act.
Due to our failure to timely file our periodic reports with the SEC, we believe that the SEC will commence deregistration proceedings under Section 12(j) of the Exchange Act to deregister our common stock under the Exchange Act if we do not become current in our filings with the SEC. If our common stock is deregistered, publicly available information regarding the Company may be limited and the price of our common stock would likely suffer an immediate and significant decline. Our common stock would no longer be quoted on the OTC Bulletin Board and there can be no assurance that there will be any active trading market for our common stock. Accordingly, investors would likely find it more difficult to acquire or dispose of our common stock or obtain accurate quotations for our common stock following any such deregistration.
     Our internal control over financial reporting was not effective as of May 28, 2005 or June 3, 2006 and weaknesses in our internal controls and procedures could adversely affect our financial condition.
In connection with management’s assessment in 2005, management concluded that material weaknesses existed in our internal control over financial reporting as of May 28, 2005. The control deficiencies discussed in “Item 9A — Controls and Procedures,” as well as other factors, resulted in the restatement of prior period financial statements for errors in the areas of self insurance reserves, machinery and equipment taken out of service, lease obligations, and pension plan obligations, and we have not filed required reports with the SEC on a timely basis. Although management is not aware of additional material weaknesses in our internal control over financial reporting, had management’s review and assessment been completed as of May 28, 2005, other material weaknesses may have been identified. In addition, management assessed our internal control over financial reporting as of June 3, 2006, the end of our most recent fiscal year, and concluded that our internal control over financial reporting was not effective as of June 3, 2006.
We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. The remediation efforts are continuing and are expected to continue throughout fiscal 2007 and beyond. There remains a risk that we will fail to prevent or detect a material misstatement of our annual or interim financial statements. In addition, if we are unsuccessful in our remediation efforts, our financial condition, our ability to report our financial condition and results of operations accurately and in a timely manner and our ability to earn and retain the trust of our shareholders, employees, and customers, could be adversely affected.

     Our reorganization will require substantial effort by management and may impact our ability to attract, retain and compensate key employees.
Our senior management has been, and will be, required to expend a substantial amount of time and effort structuring a plan of reorganization, as well as evaluating various restructuring alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital and debt restructuring, or any combination of these options, which could have a disruptive impact on management’s ability to focus on the operation of our business. Our restructuring process has, and will continue to, require a substantial amount of time and effort on the part of our senior management. In addition, we have had and may continue to have difficulty retaining, compensating and attracting key executives and associates and retaining employees generally as a result of a number of problems related to the Chapter 11 process.
     Declining demand for our products could have adverse effects on our financial results.
We have experienced a significant decline in the demand for our products. According to data from Information Resources Incorporated (IRI), an independent market research concern that reports sales trends in most supermarkets (excluding mass merchandisers, club stores and discount stores), our total unit volumes of branded bread declined by 5.0% during fiscal 2005 from the comparable fiscal 2004 period, while unit volumes of branded sweet goods also declined by 7.5%. During fiscal 2005, revenues declined 1.8% from the comparable fiscal 2004 period. Data from IRI also indicates that the declining bread trend was broadly evident in the industry in 2005. We believe that we will continue to experience reduced demand for our products.
New dietary guidelines also could result in further reduced demand for our products. The Department of Health and Human Services and Department of Agriculture released the 2005 Dietary Guidelines for Americans in January 2005. The Guidelines provide dietary advice aimed at promoting health and reducing the risk for major chronic diseases, and serve as the basis for federal food and nutrition education programs. The guidelines recommend limiting the intake of saturated and trans fats, cholesterol, added sugar, salt and alcohol. The guidelines recognize that whole grains are an important source of fiber and nutrients and recommend an increased consumption of whole grain products by substituting whole grain products for some enriched bread products. We have a number of whole grain products among our product offerings. However, the substantial majority of our bread revenues are from the sale of white bread and other refined grain bread products. There can be no assurance that, if consumers increase their consumption of whole grain products as a result of the new guidelines, they will increase consumption of our whole grain product offerings.
We have not been able to adequately respond to decreased demand for our products because we have limitations on flexibility with our costs. Our labor costs are relatively fixed. We employ approximately 25,000 people, approximately 82% of whom are covered by one of approximately 420 union contracts. Because a substantial portion of our workers are unionized, our costs are generally higher and our ability to implement productivity improvements and effect savings with respect to health care, pension and other retirement costs is more restricted than in many nonunion operations as a result of various restrictions specified in our collective bargaining agreements.
     We may have difficulty in maintaining relationships and material contracts with our suppliers.
Although we have not had significant difficulty, in the future we may have difficulty in maintaining existing relationships with our suppliers or creating new relationships with suppliers as a result of the Chapter 11 process. Our suppliers may stop providing materials to us or provide materials on a “cash on delivery” or “cash on order” basis, or on other terms that could have an adverse impact on our short-term cash flow. Our ability to maintain contracts with our suppliers that are critical to our operations may be adversely impacted due to supplier uncertainty regarding our cash-flow resources and the outcome of the Chapter 11 process.
     An investigation by the SEC regarding the restatement of our financial statements and related potential litigation could adversely impact our business.
On July 9, 2004, we received notice of an informal inquiry from the SEC. This request followed the voluntary disclosures that we made to the SEC regarding the increase in our reserve for workers’ compensation during fiscal

2004 with a charge to pre-tax income of approximately $48.0 million. We cooperated with the SEC in its inquiry by providing documents and other information. On January 18, 2005, we announced that the SEC had issued an Order commencing a formal investigation of the Company for the time period June 2002 through the present. The Formal Order indicated that the SEC staff had reported information tending to show possible violations of Section 10(b), 13(a) and 13(b)(2) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1 and 13b2-2. The specific allegations pertaining to these subsections include that we may have, in connection with the purchase or sale of securities, made untrue statements of material fact or omitted material facts, or engaged in acts which operated as a fraud or deceit upon purchasers of our securities; failed to file accurate annual and quarterly reports; failed to add material information to make any filed reports not misleading; failed to make and keep accurate books and records and maintain adequate internal controls; and falsified books or records.
Pursuant to the Formal Order, the SEC subpoenaed documents and testimony from several current or former officers and directors and individuals from third party professional firms providing services to us. We have continued to cooperate fully with the SEC’s investigation, but we cannot predict the outcome of the inquiry. A resolution of the SEC inquiry, or of other potential proceedings arising from the subject matter of that inquiry, might require us to pay a financial penalty or other sanctions.
     Increases in employee and employee-related costs could have adverse effects on our financial results.
Our health care and workers’ compensation costs have been rising increasing and may continue to increase. Our ability to pass along these increases in health care to our employees is limited by our collective bargaining agreements, which cover approximately 82% of our employees. In fiscal 2003 and fiscal 2004, we increased our workers’ compensation reserves, and we cannot assure you that increased workers’ compensation costs will not also cause us to increase these reserves in the future. Any substantial increase in health care or workers’ compensation costs may adversely affect our financial condition, results of operations and cash flows. In addition, a shortage of qualified employees or a substantial increase in the cost of qualified employees could adversely affect our financial condition, results of operations and cash flows.
     Increases in prices and shortages of raw materials, fuels and utilities could cause our costs to increase.
The principal raw materials used to bake our fresh bread and sweet goods, including flour, sugar and edible oils and the paper, films and plastics used to package our products, are subject to substantial price fluctuations. The prices for raw materials are influenced by a number of factors, including the weather, crop production, transportation and processing costs, government regulation and policies, and worldwide market supply and demand. Commodity prices have been volatile and may continue to be volatile and we have seen costs for some of our principal commodities, primarily natural gas, fuel, flour, sugar and edible oils, rise sharply during the past year and we cannot be assured that these costs will return to more historical levels in the near future. Any substantial increase in the prices of raw materials may adversely affect our financial condition, results of operations and cash flows. We enter into contracts to be performed in the future, generally with a term of one year or less, to purchase raw materials at fixed prices to protect us against price increases. These contracts could cause us to pay higher prices for raw materials than are available in the spot markets.
We rely on utilities to operate our business. For example, our bakeries and other facilities use natural gas, propane and electricity to operate. In addition, our distribution operations use gasoline and diesel fuel to deliver our products. For these reasons, substantial future increases in prices for, or shortages of, these fuels or electricity could adversely affect our financial condition, results of operations and cash flows.
     Price increases could reduce demand for our products.
In the fourth quarter of fiscal 2006, we implemented a significant price increase for many of our products. We plan to implement additional price increases during fiscal 2007. The increased prices could have a negative effect on consumer demand for our products and our sales and profits.
     Competition could adversely impact our results of operations.

The baking industry is highly competitive. Competition is based on product quality, price, brand recognition and loyalty, effective promotional activities, access to retail outlets and sufficient shelf space and the ability to identify and satisfy consumer preferences. We compete with large national bakeries, smaller regional operators, small retail bakeries, supermarket chains with their own bakeries, grocery stores with their own in-store bakery departments or private label products and diversified food companies. Some of these competitors are more diversified and have greater financial resources than we do. Customer service, including responsiveness to delivery needs and maintenance of fully stocked shelves, is an important competitive factor and is central to the competition for retail shelf space. From time to time, we experience price pressure in certain of our markets as a result of our competitors’ promotional pricing practices. Excess industry capacity could also result in price pressure in certain markets. As a result, we may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices when raw material costs increase, would harm profit margins and, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations will suffer.
In order to protect our existing market share or capture increased market share in this highly competitive retail environment, we continue to promote our products, advertise and introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, our actions may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits. In addition, we may incur increased credit and other business risks as a result of competing for customers in a highly competitive retail environment.
     We may be obligated to make additional contributions or incur withdrawal liability, to multi-employer pension plans.
We have collective bargaining agreements with our unions that stipulate the amount of contributions that we and other companies must make to union-sponsored, multi-employer pension plans in which our employees participate. Under our collective bargaining agreements, we are obligated to make contributions to a number of multi-employer plans which cover the majority of our employees. Benefits under these plans generally are based on a specified amount for each year of service. We contributed $133.5 million, $132.0 million, and $128.0 million to all multi-employer plans in fiscal 2005, 2004 and 2003, respectively. Based on the most recent information available to us, we believe that certain of the multi-employer pension plans to which we contribute are substantially underfunded.
Multi-employer pension plans generally are managed by trustees, who are appointed by management of the employers participating in the plans (including our company, in some cases) and the affiliated unions, and who have fiduciary obligations to act prudently and in the best interests of the plan’s participants. For example, we have recently received notice from the trustees of one multi-employer plan to which we contribute requesting an increase in the amount of our contributions to the plan. While we are negotiating this request with the trustees, we cannot predict the outcome of these negotiations. We may also receive similar requests from other plans to which we contribute. Thus, while we expect contributions to these plans to continue to increase as they have in recent years, the amount of increase will depend upon the outcome of collective bargaining, actions taken by trustees, the actual return on assets held in these plans and the rate of employer withdrawals from the plans, as discussed below. Recent pension reform legislation will establish certain funding measures for multi-employer pension plans which could result in heightened contribution obligations in certain circumstances.
Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. If employers that withdraw or partially withdraw from a multi-employer pension plan are not able or fail to pay their withdrawal liability to the plan, by reason of bankruptcy or otherwise, the remaining participating employers in the plan must meet the plan’s funding obligations and are responsible for an increased portion of the plan’s underfunding. The decline in the value of assets held by certain of the multi-employer pension plans to which we contribute, coupled with the high level of benefits generally provided by the plans and the inability or failure of withdrawing employers to pay their withdrawal liability, has dramatically increased the underfunding of these plans in recent years. As a result, and in light of recent pension reform legislation at the federal level, we expect that our contributions to these plans will continue to increase and the plans’ benefit levels, underfunding and related issues will continue to create challenges for us and other employers in the bakery and trucking industries.
When we close bakeries, distribution centers and retail outlets, we may incur withdrawal liabilities with respect to underfunded multi-employer pension plans. In fiscal 2004, fiscal 2005 and fiscal 2006, we closed four, three and seven bakeries, respectively and, in connection with our restructuring activities, we expect to close additional bakery outlets and distribution centers. Any assessments for any withdrawal liability that we might incur by future closures will be recorded when the affected plans determine that it is probable that a liability exists and that the amount of the withdrawal liability can be reasonably estimated.
Additionally, the Internal Revenue Code and related regulations establish minimum funding requirements for multi-employer pension plans (which may be impacted by recent pension reform legislation). If any of these plans fail to meet these requirements and the trustees of these plans are unable to obtain waivers of the requirements from the Internal Revenue Service or reduce benefits to a level where the requirements are met, the Internal Revenue Service could impose excise taxes on us and the other employers participating in these plans, or we and the other employers may need to make additional funding contributions beyond the contractually agreed rates to correct the funding deficiency and avoid the imposition of such excise taxes. If excise taxes were imposed on us, or we make additional contributions, it could adversely affect our financial condition, results of operations and cash flows.
For the forgoing reasons, we are unable to determine the amount of future contributions, excise taxes or withdrawal liabilities, if any, for which we may be responsible or whether an adverse affect on our financial condition, results of operations and cash flows could result from our participation in these plans.
     Future cash contribution obligations to the American Bakers Association Retirement Plan, or the ABA Plan, are expected to significantly exceed previous contributions to the ABA Plan.
As a result of the review of the ABA Plan begun in December 2004, we have recorded a significant net pension liability. Since January 2006, we have been notified of $24.9 million of required contributions which we have not paid and due to our severely underfunded position within the plan, future cash contribution obligations could continue to significantly exceed levels experienced in calendar years prior to 2006. Our responsibility to make all of these payments, as well as the timing of such payments, may be impacted by application of the Bankruptcy Code and/or other applicable law, including the August 8, 2006 determination from the Pension Benefit Guaranty Corporation that the ABA Plan is a multiple employer plan, as had been asserted by the Company and disputed by the ABA Plan, as well as pension reform legislation recently enacted by Congress.
     We rely on the value of our brands, and the costs of maintaining and enhancing the awareness of our brands are increasing.
We believe that maintaining our brands via marketing and other brand-building efforts is an important aspect of our efforts to attract and expand our consumer base. However, the costs associated with maintaining and enhancing consumer awareness of our brands are increasing. We may not be able to successfully maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, such efforts may not be cost-effective. In addition, our Chapter 11 filing may have an adverse impact on the reputation of our brands with consumers. If we are unable to maintain or enhance consumer awareness of our brands in a cost effective manner, it would adversely affect our financial condition, results of operations and cash flows.
     Economic downturns could cause consumers to shift their food purchases from our branded products to lower priced items.
The willingness of consumers to purchase premium branded food products depends in part on national and local economic conditions. In periods of economic downturns or uncertainty, consumers tend to purchase more private label or other lower priced products. If this were to happen, our sales volume of higher margin branded products could suffer, which would adversely affect our financial condition, results of operations and cash flows.

     Inability to anticipate changes in consumer preferences may result in decreased demand for products.
Our success depends in part on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences. Consumer preferences change, and our failure to anticipate, identify or react to these changes could result in reduced demand for our products, which could in turn adversely affect our financial condition, results of operations and cash flows. We have recently introduced several new products and improved products in order to achieve and retain market share and have incurred significant development and marketing costs in connection therewith. If our products fail to meet consumer preferences, then our strategy to maintain and grow sales and profits with new products will be less successful.
     Our intellectual property rights are valuable and any inability to protect them could dilute our brand image and adversely affect our business.
We regard our trademarks, including “Wonder®,” “Hostess®,” “Home Pride®,” “Baker’s Inn®,” “Butternut®,” “Dolly Madison®,” “Drake’s®,” and “Merita®,” as well as our trade secrets and similar intellectual property, as important to our success. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. In the event that any of our proprietary information is misappropriated, our business could be seriously harmed. For example, if we are unable to protect our trademarks from unauthorized use, our brand image may be harmed. Other parties may take actions that could impair the value of our proprietary rights or the reputation of our products. Any impairment of our brand image could cause our enterprise value to decline. Also, we may not be able to timely detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. In the event we are unable to enforce our intellectual property rights, it could adversely affect our financial condition, results of operations and cash flows. In addition, protecting our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and could adversely affect our financial condition, results of operations and cash flows. A number of our brands are also manufactured and produced pursuant to licensing agreements. Our ability to renew these licensing agreements as they come due may be made more difficult by the Chapter 11 process, which could also adversely affect our financial condition, results of operations and cash flows.
     Further consolidation in the retail food industry may adversely impact profitability.
As supermarket chains continue to consolidate and as mass merchants gain scale, our larger customers may seek more favorable terms for their purchases of our products, including increased spending on promotional programs. Sales to our larger customers on terms less favorable than our current terms could adversely affect our financial condition, results of operations and cash flows.
     Future product recalls or safety concerns could adversely impact our business and financial condition and results of operations.
We may be required to recall certain of our products should they become contaminated or be damaged. We may also become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury, illness or death. A product recall or an adverse result in any such litigation could adversely affect our financial condition, results of operations and cash flows.
We could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of our products. Adverse publicity about the safety and quality of certain food products, such as the publicity about foods containing genetically modified ingredients, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.
A number of our brand names are owned, and products are produced and sold under these brand names, by third parties outside the U.S. Product recalls or adverse publicity about the safety and quality of these products could discourage consumers from buying our products, which could adversely affect our financial condition, results of operations and cash flows.

     Costs associated with environmental compliance and remediation could adversely impact our operations.
We are subject to numerous environmental laws and regulations that impose environmental controls on us or otherwise relate to environmental protection and health and safety matters, including, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, and the investigation and remediation of soil and groundwater affected by regulated substances.
We have underground storage tanks at various locations throughout the U.S. that are subject to federal and state regulations establishing minimum standards for these tanks and where necessary, remediation of associated contamination. We are presently in the process of or have completed remediating any known contaminated sites. In addition, we have received a request for information from the Environmental Protection Agency, or EPA, relating to our handling of regulated refrigerants. The EPA has not assessed any fines relating to this matter to date; however, the EPA may do so in the future. We have also received notices from the EPA, state agencies, and/or private parties seeking contribution, that we have been identified as a potentially responsible party, or PRP, under CERCLA, arising out of the alleged disposal of hazardous substances at certain disposal sites on properties owned or controlled by others. Because liability under CERCLA may be imposed retroactively without regard to fault, we may be required to share in the cleanup cost of six “Superfund” sites. Our ultimate liability may depend on many factors, including (i) the volume and types of materials contributed to the site, (ii) the number of other PRPs and their financial viability and (iii) the remediation methods and technology to be used.
It is difficult to quantify the potential financial impact of actions involving environmental matters, particularly fines, remediation costs at waste disposal sites and future capital expenditures for environmental control equipment at these or other presently unknown locations. Except for the matters disclosed herein, we are not aware of any other items material to our consolidated financial statements.
     Government regulation could adversely impact our operations.
Our operations and properties are subject to regulation by federal, state and local government entities and agencies. As a baker of fresh baked bread and sweet goods, our operations are subject to stringent quality and labeling standards, including under the Federal Food and Drugs Act of 1906. Our operations are also subject to federal, state and local workplace laws and regulations, including the federal Fair Labor Standards Act of 1938 and the federal Occupational Safety and Health Act of 1970. Future compliance with or violation of such regulations, and future regulation by various federal, state and local government entities and agencies, which could become more stringent, may adversely affect our financial condition, results of operations and cash flows. We could also be subject to litigation or other regulatory actions arising out of government regulations, which could adversely affect our financial condition, results of operations and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES
Bakeries
As of May 29, 2004, we owned and operated 55 bakeries in the following locations:

Birmingham, Alabama	Columbus, Indiana	Charlotte, North Carolina *
Anchorage, Alaska	Indianapolis, Indiana	Rocky Mount, North Carolina
Glendale, California	Davenport, Iowa *	Akron, Ohio
Los Angeles, California (3)	Waterloo, Iowa	Cincinnati, Ohio
Oakland, California	Emporia, Kansas	Columbus, Ohio
Pomona, California	Lenexa, Kansas	Defiance, Ohio
Sacramento, California	Alexandria, Louisiana	Northwood, Ohio
San Diego, California	Monroe, Louisiana *	Tulsa, Oklahoma
San Francisco, California (2) *	Biddeford, Maine	Philadelphia, Pennsylvania

Denver, Colorado	New Bedford, Massachusetts *	Florence, South Carolina *
Jacksonville, Florida	Boonville, Missouri	Knoxville, Tennessee
Miami, Florida *	Springfield, Missouri	Memphis, Tennessee
Orlando, Florida	St. Louis, Missouri	Ogden, Utah
Columbus, Georgia	Billings, Montana	Salt Lake City, Utah
Decatur, Illinois	Henderson, Nevada	Lakewood, Washington *
Hodgkins, Illinois	Wayne, New Jersey	Seattle, Washington
Peoria, Illinois	Buffalo, New York *
Schiller Park, Illinois	Jamaica, New York
As of August 15, 2006, we own and operate 45 bakeries, which are listed above, except for locations marked with an asterisk, which we have closed since fiscal 2004.
Other Properties
In addition to our bakeries, as of May 29, 2004, we operated approximately 1,050 distribution centers and approximately 1,200 bakery outlets. We currently operate approximately 800 distribution centers and approximately 850 bakery outlets in approximately 1,100 locations throughout the United States. The majority of our bakery outlets and distribution centers are leased. Over the past few years, we have been able to realize operating synergies through consolidation of redundant bakeries and distribution centers. For further discussion of our properties and profit center review, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Profit Center Review.”
ITEM 3. LEGAL PROCEEDINGS
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819, 04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. Subsequently, on November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. On January 14, 2006, Mrs. Cubbison’s., a subsidiary of which we are an eighty percent owner, filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As a result of the filing, our pre-petition obligations, including obligations under debt instruments, may not be generally enforceable against us, and any actions to collect pre-petition indebtedness and most legal proceedings are automatically stayed, unless the stay is lifted by the Bankruptcy Court. For more information about the filing, see “Item 1. Business — Proceedings Under Chapter 11 of the Bankruptcy Code.”
On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 in a private placement to six institutional accredited investors under an exemption from registration pursuant to Rule 506 of Regulation D promulgated by the SEC. The convertible notes were purchased by Highbridge International LLC, Isotope Limited, AG Domestic Convertibles LP, AG Offshore Convertibles LTD, Shepherd Investments International, Ltd., and Stark Trading. Between the dates of September 2 and September 21, 2004, we received written correspondence from all of the purchasers of the convertible notes stating that it was their position that we had made certain misrepresentations in connection with the sale of the notes. No legal action has been filed by any of the purchasers with regard to their claims and we will aggressively defend any such action in the event it is filed. On December 6, 2004, U.S. Bank National Association, as indenture trustee, filed proofs of claim in our bankruptcy case on behalf of the noteholders in the amount of $100.7 million, plus any other amounts owing pursuant to the terms of the indenture and reimbursement of the trustee’s fees and expenses. In addition, on March 18, 2005, R2 Investments, LDC filed a proof of claim in the amount of $70.4 million plus interest, fees and expenses based on its holdings of 70% of the notes.

On July 9, 2004, we received notice of an informal inquiry from the SEC. This request followed the voluntary disclosures that we made to the SEC regarding the increase in our reserve for workers’ compensation during fiscal 2004 with a charge to pre-tax income of approximately $48.0 million. We cooperated with the SEC in its inquiry by providing documents and other information. On January 18, 2005, we announced that the SEC had issued an Order commencing a formal investigation of the Company for the time period June 2002 through the present. The Formal Order indicated that the SEC staff had reported information tending to show possible violations of Section 10(b), 13(a) and 13(b)(2) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1 and 13b2-2. The specific allegations pertaining to these subsections included that IBC may have, in connection with the purchase or sale of securities, made untrue statements of material fact or omitted material facts, or engaged in acts which operated as a fraud or deceit upon purchasers of our securities; failed to file accurate annual and quarterly reports; failed to add material information to make any filed reports not misleading; failed to make and keep accurate books and records and maintain adequate internal controls; and falsified books or records.
Pursuant to the Formal Order, the SEC subpoenaed documents and testimony from several current or former officers and directors and individuals from third party professional firms providing services to us. We have continued to cooperate fully with the SEC’s investigation, but we cannot predict the outcome of the inquiry. A resolution of the SEC inquiry, or of other potential proceedings arising from the subject matter of that inquiry, might require us to pay a financial penalty or other sanctions.
After the commencement of our Chapter 11 cases, the NYSE notified us that its Market Trading Analysis Department was reviewing transactions in the common stock of IBC occurring prior to our August 30, 2004 announcement that we were delaying the filing of our Form 10-K and prior to our September 22, 2004 filing of a petition for relief under Chapter 11. In connection with its investigation, the NYSE requested information from us on various dates, including September 22 and October 5, 2004, and February 2, 2005. We believe that we have fully responded to each of the NYSE’s requests for information, with our last response to the NYSE dated June 10, 2005, and we expect to continue to cooperate with the NYSE if it requires any further information or assistance from us in connection with its inquiry.
In February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri. The lead case is known as Smith, et al. v. Interstate Bakeries Corp., et al., No. 4:03-CV-00142 FJG (W.D. Mo.). The seven cases have been consolidated before a single judge and a lead plaintiff has been appointed by the Court. On October 6, 2003, plaintiffs filed their consolidated amended class action complaint. The putative class covered by the complaint is made up of purchasers or sellers of our stock between April 2, 2002 and April 8, 2003. On March 30, 2004, we and our insurance carriers participated in a mediation with the plaintiffs. At the end of that session, the parties reached a preliminary agreement on the economic terms of a potential settlement of the cases in which our insurers would contribute $15.0 million and we would contribute $3.0 million. We also agreed with plaintiffs and our carriers to work towards the resolution of any non-economic issues related to the potential settlement, including documenting and implementing the parties’ agreement. On September 21, 2004, the parties executed a definitive settlement agreement consistent with the terms of the agreement reached at the mediation. The settlement agreement was subject to court approval after notice to the class and a hearing. In connection with the potential settlement, we recorded a charge of $3.0 million during fiscal 2004.
As a result of our Chapter 11 filing, further proceedings in the case were automatically stayed. The settlement agreement provided, however, that the parties would cooperate in seeking to have the Bankruptcy Court lift the automatic stay so that consideration and potential approval of the settlement could proceed. A motion to lift the stay was filed with the Bankruptcy Court on November 24, 2004, and the Bankruptcy Court entered an order granting this motion on April 8, 2005, so that the parties could seek final approval of the settlement agreement from the District Court where the litigation was pending. On September 8, 2005, the District Court entered a final order approving the settlement agreement. We understand that even though the settlement was approved, plaintiffs received an allowed, pre-petition unsecured claim in our Chapter 11 case that may be subject to subordination to the claims of other unsecured creditors.
In June 2003 a purported shareholder derivative lawsuit was filed in Missouri state court against certain current and former officers and directors of IBC, seeking damages and other relief. In the case, which is captioned Miller v. Coffey, et al., No. 03-CV-216141 (Cir. Ct., Jackson Cty.), plaintiffs allege that the defendants in this action breached their fiduciary duties to IBC by using material non-public information about IBC to sell IBC stock at prices higher than they could have obtained had the market been aware of the material non-public information. Our Board of Directors previously had received a shareholder derivative demand from the plaintiffs in the June 2003 derivative lawsuit, requesting legal action by us against certain officers and directors of IBC. In response, our board of directors has appointed a Special Review Committee to evaluate the demand and to report to the board. That review is ongoing. Prior to our Chapter 11 filing, the parties had agreed to stay the lawsuit until October 11, 2004 and also had initiated preliminary discussions looking towards the possibility of resolving the matter. On October 8, 2004, the court entered an order extending the stay for an additional 60 days. It is our position that, as a result of our Chapter 11 filing, the case has been automatically stayed under the Bankruptcy Code.
In November 1996, certain of our route sales representatives, or RSRs, brought a class action on behalf of RSRs in the State of Washington, alleging that we had failed to pay required overtime wages under state law. During the third quarter of fiscal 2003, we settled this class action with the plaintiffs for approximately $6.1 million, which we had previously reserved for prior to fiscal 2004. We have negotiated and put into effect a new union contract with the RSRs in the State of Washington that we expect to address this issue.
On December 3, 2003, we were served with a state court complaint pending in the Superior Court of the State of California, County of Los Angeles, captioned Mitchell N. Fishlowitz v. Interstate Brands Corporation, Case No. BC305085. On December 31, 2003, Fishlowitz filed a first amended complaint in Los Angeles County Superior Court. On that date, the state court, at our request, removed the action from the state court to the United States District Court for the Central District of California. On January 8, 2004, we filed an answer to the first amended complaint. The action pending in the District Court was captioned Fishlowitz, et al., etc. v. Interstate Brands Corporation, Inc., Case No. CV03-9585 RGK (JWJx).
The plaintiff alleged violations of the Fair Labor Standards Act, various California Labor Code Sections, and violations of the California Business and Professions Code and California Wage Orders. The plaintiff sought class certification alleging that we failed to pay overtime wages to RSRs in California, that the wages of RSRs employed in California were not accurately calculated, that RSRs in California were not properly granted or compensated for meal breaks and that the plaintiff and other RSRs were required to pay part of the cost of uniforms, which the plaintiff alleged violates California state wage and hour laws. The plaintiff also asserted other minor claims with respect to California state wage and hours laws.
On February 16, 2005, the plaintiff, on behalf of the purported class of individuals similarly situated, filed a motion to lift the automatic stay to continue the prosecution of the underlying action in the California district court against us and non-debtor codefendants. The parties engaged in extensive settlement discussions in an attempt to resolve the action. On August 24, 2005, the parties engaged in mediation before a sitting bankruptcy court judge from the Western District of Missouri. During the course of mediation, the parties reached an agreement in principal regarding the economic terms of a settlement of the action. On September 29, 2005, we requested that the Bankruptcy Court approve the agreement between Fishlowitz, on behalf of himself individually, and as representative of a settlement class and Interstate Brands Corporation and conditionally approve (i) a $6 million general, prepetition unsecured class claim and (ii) a $2 million administrative expense class claim. On that date, the Bankruptcy Court conditionally approved the relief requested, subject to (i) the relevant parties finalizing the settlement agreement and (ii) the Company and the constituents entering into and submitting to the Bankruptcy Court an agreed order on the motion. On October 28, 2005, the Bankruptcy Court entered a final order approving the settlement agreement, subject to entry of a final order from the California district court approving the settlement agreement. The California district court entered a final order approving the settlement on July 24, 2006. We have recorded the total amount of the settlement as a fiscal 2005 charge to operations.
We are named in two additional wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of RSRs. The case involving the putative class is captioned Ruzicka, et al. v. Interstate Brands Corp., et al., No. 03-CV 2846 (FLW) (Sup. Ct., Ocean City, N.J.), and the other case is captioned McCourt, et al. v. Interstate Brands Corp., No. 1-03-CV-00220 (FLW) (D.N.J.). These cases are in their preliminary stages. As a result of our Chapter 11 filing, these cases have been automatically stayed. The named plaintiffs in both cases have filed a proof of claim in our bankruptcy case for unpaid wages.

We are named in an additional wage and hour case brought on behalf of a putative class of bakery production supervisors under federal law, captioned Anugweje v. Interstate Brands Corp., 2:03 CV 00385 (WGB) (D.N.J.). This action is in the preliminary stages. As a result of our Chapter 11 filing, this case has been automatically stayed.
In February 1998, a class action was brought against us in the Circuit Court of Cook County, Illinois, Chancery Division captioned Dennis Gianopolous, et al. v. Interstate Brands Corporation and Interstate Bakeries Corporation, Case No. 98 C 1073. We obtained summary judgment on several of the class plaintiffs’ claims and in July 2003 the court decertified a class claim for medical monitoring. The remaining three claims all alleged breach of warranty. The court entered summary judgment in favor of the individual named plaintiff as to liability on one of those claims, but denied plaintiff’s motion for summary judgment as to damages for that claim. In June 2004, the court decertified the class of non-Illinois consumers of the recalled snack cakes. On August 23, 2004, plaintiff’s counsel filed a second amendment to the complaint identifying proposed new class representative(s) for the purported Illinois class. As a result of our Chapter 11 filing, the case was automatically stayed. Pending Bankruptcy Court and Circuit Court approval, we agreed to settle the case by providing coupons to a class of consumers in twenty-three states. On March 3, 2005, the Bankruptcy Court granted relief from the automatic stay to allow the proposed settlement class and us to proceed in the Circuit Court of Cook County to seek approval and implementation of the settlement. On July 17, 2006, the Circuit Court held a final fairness hearing and approved the settlement. We have recorded a charge of $0.8 million in fiscal 2005 based upon this settlement.
The EPA has made inquiries into the refrigerant handling practices of companies in our industry. In September 2000, we received a request for information from the EPA relating to our handling of regulated refrigerants, which we historically have used in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. The EPA has entered into negotiated settlements with two companies in our industry, and has offered a partnership program to other members of the bakery industry that offered amnesty from fines if participating companies converted their equipment to eliminate the use of ozone-depleting substances. Because we had previously received an information request from the EPA, the EPA/Department of Justice (DOJ) policies indicated that we were not eligible to participate in the partnership program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to reduce the use of ozone-depleting refrigerants. Prior to our Chapter 11 filing, we had undertaken negotiations with the EPA to resolve issues that may exist regarding our historic management of regulated refrigerants. The DOJ, on behalf of the United States of America, filed a proof of claim in our bankruptcy case on March 21, 2005 based upon our refrigerant handling practices. Although the proof of claim does not set forth a specific amount, the claimants allege more than 3,400 violations during the period from 1998 through 2002 and assert that each violation is subject to penalties of up to $27,500 per day. We intend to vigorously challenge any penalties calculated on this basis and defend against such claims by the EPA/DOJ.
On June 11, 2003 the South Coast Air Quality Management District in California, or SCAQMD, issued a Notice of Violation alleging that we had failed to operate catalytic oxidizers on bakery emissions at our Pomona, California facility in accordance with the conditions of that facility’s Clean Air Act Title V Permit. Among other things, that permit requires that the operating temperatures of the catalytic oxidizers be at least 550 degrees Fahrenheit. Under the South Coast Air Quality Management District rules, violations of permit conditions are subject to penalties of up to $1,000 per day, for each day of violation. The Notice of Violation alleges we were in violation of the permit through temperature deviations on more than 700 days from September 1999 through June 2003. Since that time, four additional instances of alleged violations, some including more than one day, have been cited by the SCAQMD. We are cooperating with the SCAQMD, have taken steps to remove the possible cause of the deviations alleged in the Notice of Violation, applied for and received a new permit, and have replaced the oxidizers with a single, more effective oxidizer. The SCAQMD filed a proof of claim dated December 8, 2004 in our bankruptcy case for $0.2 million in civil penalties. Management is committed to cooperating with the SCAQMD and is taking actions necessary to minimize or eliminate any future violations and negotiate a reasonable settlement of those that have been alleged.
In December, 2004, we began a review with respect to the proper accounting treatment for the American Bakers Association Retirement Plan, or ABA Plan, in light of newly identified information. Prior to our recent restructuring efforts, approximately 900 active IBC employees participated under the pension plan, although the number of active employees has significantly decreased as a result of the restructuring to approximately 380 active employees in the ABA Plan as of April 30, 2006. We had previously accounted for the ABA Plan as a multi-employer plan, which resulted in recognition of expense in the amount of our actual contributions to the ABA Plan but did not require recognition of any service cost or interest cost or for the Company to record any minimum pension benefit obligation on our balance sheet.
Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements after the restatement were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of May 28, 2005, we have recorded a net pension benefit obligation liability of approximately $62 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
As a result of a request made by us and the Kettering Baking Company, another participating employer in the ABA Plan, the PBGC, which is the federal governmental agency that insures and supervises defined benefit pension plans, revisited its 1979 determination that the Plan was an aggregate of single employer plans and after reviewing the status of the ABA Plan, on August 8, 2006, made a final determination that the ABA Plan is a multiple employer plan under ERISA and tax rules. On August 9, 2006, we filed a lawsuit in Bankruptcy Court seeking enforcement of the PBGC’s determination, but there can be no assurance as to whether we will obtain such enforcement or the amount of any reduction to our net benefit obligation liability. Accordingly, due to the lack of a definitive resolution of this uncertainty prior to the end of the fiscal periods presented herein, as noted above we have reflected our interests in the ABA Plan as an aggregate of single employer plans.
In our December 2005 submission requested by the PBGC in connection with its review of the 1979 determination referred to above, we asserted our belief based on available information that treatment of the ABA Plan as a multiple employer plan will result in an allocation of pension plan assets to our pension plan participants in an amount equal to approximately $40 million. While we have not been furnished or computed the current actual net reduction in our ABA Plan pension benefit obligation, we believe that treatment of the ABA Plan as a multiple employer plan will result in a significant reduction in our net pension benefit obligation with respect to our employee participants. The ultimate outcome of this uncertainty cannot presently be determined.
In addition, we have received requests for additional corrective contributions assessed after May 28, 2005, under the single employer plan assumption which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less than amounts assessed by the ABA Plan on the assumption that the plan was an aggregate of single employer plans. See Note 8. Employee Benefit Plans – American Bakers Association Retirement Plan to our consolidated financial statements for a discussion of these assessments from the ABA Plan.
On May 3, 2006, Sara Lee Corporation instituted proceedings against the ABA Plan and the Board of Trustees of the Plan (the “Board of Trustees”) in the United States District Court for the District of Columbia. Sara Lee Corporation v. American Bakers Ass’n Retirement Plan, et al., Case No. 1:06-cv-00819-HHK (D.D.C.) (the “Sara Lee Litigation”). The relief Sara Lee seeks includes, among other things, a mandatory injunction that would compel the ABA Plan and the Board of Trustees to (i) require all participating employers in the ABA Plan with negative asset balances – which would include the Company – to make payments to the Plan in order to maintain a positive asset balance and (ii) cut off the payment from the ABA Plan of benefits to employee-participants of the Company and other participating employers with negative asset balances, to the extent such employers did not maintain a positive balance. However, the Sara Lee Litigation is premised on the notion that the ABA Plan is an aggregate of single employer plans, which is inconsistent with the PBGC’s determination dated August 8, 2006 that the ABA Plan is a multiple employer plan.
We record accruals for contingencies, such as legal proceedings, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies. See Note 3. Description of Business and Significant Accounting Policies to our consolidated financial statements for more information. In addition, we are subject to various other routine legal proceedings, environmental actions and matters in the ordinary course of business, some of which may be covered in whole or in part by insurance. Except for the matters disclosed herein, we are not aware of any other items as of this filing which could have a material adverse effect on our consolidated financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Prior to our bankruptcy filing, our common stock was listed on the New York Stock Exchange, or NYSE, and was traded under the symbol “IBC.” On September 23, 2004, we received written notice from the NYSE that our common stock would be delisted from the NYSE immediately in accordance with Section 802.00 of the NYSE Listed Company Manual. The NYSE indicated in a press release issued September 23, 2004 that application to the Securities and Exchange Commission to delist our common stock was pending the completion of applicable procedures. The NYSE stated that the delisting determination followed its review of our September 22, 2004 press release announcing that we had filed cases under Chapter 11 of the Bankruptcy Code. The NYSE further noted the overall uncertainty surrounding the bankruptcy process and the current delay in the filing of our audited financial statements for the fiscal year 2004 due to the previously announced restatement, financial reporting and other issues. As a result, our common stock now trades on the over-the-counter market under the symbol “IBCIQ.PK.”
As of August 15, 2006, we had issued and outstanding 45,295,007 shares of our common stock, which were held of record by 2,846 persons (excluding account holders in our 1991 Employee Stock Purchase Plan). Giving effect to our senior subordinated convertible notes, common stock equivalents, we had issued and outstanding 55,193,448 shares of our common stock as of August 15, 2006.
The table below presents the range of high and low closing sales prices of our common stock by quarter for each fiscal quarter in fiscal 2004 and 2003, as well as the dividends paid on our stock in each such quarter:
Stock Price

Fiscal Year	Quarter	High	Low	Cash Dividends
2004	1	$13.60	$10.16	$0.07
	2	15.85	12.60	0.07
	3	15.91	13.35	0.07
	4	15.96	10.26	—

2003	1	$29.10	$24.35	$0.07
	2	27.00	22.75	0.07
	3	24.88	9.27	0.07
	4	12.98	9.03	0.07
In March 2004, our Board of Directors suspended dividend payments on our common stock effective for the fourth quarter of fiscal 2004. The decision was made as a result of our cash flow shortfall due to recent operating performance in bread sales. Under the DIP Facility, we are prohibited from paying dividends.
On August 12, 2004, we also issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 in a private placement to six institutional accredited investors under an exemption from registration pursuant to Rule 506 of Regulation D promulgated by the SEC. Purchasers received an option to purchase in the aggregate up to $20.0 million in additional notes for a period of 60 days following the closing, which was not exercised. The convertible notes were purchased by Highbridge International LLC, Isotope

Limited, AG Domestic Convertibles LP, Shepherd Investments International, Ltd., AG Offshore Convertibles LTD, and Stark Trading. The notes are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion rate of 98.9854 shares per $1,000 principal amount of notes (an initial conversion price of $10.1025 per share), subject to adjustment. We used the net proceeds of the offering to prepay our principal payments due under our senior secured credit facility over the course of the next four quarters and for general corporate purposes, improving our near-term liquidity and financial flexibility.
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below for a further discussion regarding equity compensation plan information.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Since May 11, 1999, our Board of Directors has authorized the purchase of approximately 11.0 million shares of our common stock. Prior to the Chapter 11 filing, management had the discretion to determine the number of the shares to be purchased, as well as the timing of any such purchases, with the pricing of any shares repurchased to be at prevailing market prices. As of May 29, 2004, 7,424,596 shares of our common stock were available to be purchased under this stock repurchase program. As a result of our Chapter 11 filing and restrictions imposed by the DIP Facility, however, the program has effectively been suspended since the filing.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of	Average Price	of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
Period 1 June 1-June 28, 2003	79	$13.12	79	7,429,077
Period 2 June 29-July 26, 2003	111	$11.18	111	7,428,966
Period 3 July 27-Aug 23, 2003	777	$12.65	777	7,428,189
Period 4 Aug 24-Sept 20, 2003	136	$13.68	136	7,428,053
Period 5 Sept 21-Oct 18, 2003	157	$15.19	157	7,427,896
Period 6 Oct 19-Nov 15, 2003	167	$15.14	167	7,427,729
Period 7 Nov 16-Dec 13, 2003	76	$15.03	76	7,427,653
Period 8 Dec 14, 2003-Jan 10, 2004	36	$14.17	36	7,427,617
Period 9 Jan 11-Feb 7, 2004	33	$14.39	33	7,427,584
Period 10 Feb 8-March 6, 2004	48	$15.37	48	7,427,536
Period 11 March 7-April 3, 2004	29	$13.51	29	7,427,507
Period 12 April 4-May 1, 2004	6	$11.96	6	7,427,501
Period 13 May 2-May 29, 2004	2,905	$10.51	2,905	7,424,596

Total	4,560	$11.56	4,560	7,424,596

ITEM 6. SELECTED FINANCIAL DATA
INTERSTATE BAKERIES CORPORATION
FIVE-YEAR SUMMARY OF FINANCIAL DATA

	(Restated) (6)
					Fifty-Three
	Fifty-Two Weeks Ended				Weeks Ended
	May 29,	May 31,	June 1,	June 2,	June 3,
	2004(1)(3)	2003(2)(3)	2002(3)(4)	2001	2000
	(in thousands, except per share data)
Statements of Operations
Net sales	$3,467,562	$3,525,780	$3,531,623	$3,474,643	$3,503,759
Operating income (loss)	(18,326)	70,276	143,838	142,394	167,012
% of net sales	(0.5)%	2.0%	4.0%	4.1%	4.8%
Net income (loss)	$(33,370)	$18,727	$67,100	$57,843	$86,981
% of net sales	(1.0)%	0.5%	1.9%	1.7%	2.5%
Earnings (loss) per share:
Basic	$(0.74)	$0.42	$1.34	$1.07	$1.28
Diluted	(0.74)	0.41	1.31	1.07	1.27
Common stock dividends per share	0.21	0.28	0.28	0.28	0.28

Weighted average common shares outstanding:
Basic	44,868	44,599	50,091	54,110	68,156
Diluted	44,868	45,185	51,299	54,296	68,356

Balance Sheets

Total assets	$1,673,797	$1,697,349	$1,654,716	$1,673,818	$1,698,140
Long-term debt, excluding current maturities(5)	10,362	536,788	588,610	561,661	387,872
Stockholders’ equity	261,708	290,430	274,343	368,607	570,761

(1)	Fiscal 2004 operating income includes restructuring charges of approximately $12.1 million, or $0.17 per diluted share, relating to the closures of three bakeries, severance costs in connection with the centralization of certain finance and data maintenance administrative functions and the relocation of certain key management employees in conjunction with our new more centralized organizational structure and settlement of class action litigation of approximately $3.0 million, or $0.04 per diluted share.

(2)	Fiscal 2003 operating income includes restructuring charges of approximately $9.9 million, or $0.14 per diluted share, relating to certain closings and restructurings of bakeries and bakery outlets and other charges of approximately $3.6 million, or $0.05 per diluted share, relating to the common stock award made on October 1, 2002 to IBC’s retiring Chief Executive Officer.

(3)	Fiscal 2004, 2003 and 2002 results include the effect of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of purchased goodwill and other intangible assets with indefinite useful lives.

(4)	Fiscal 2002 operating income includes other charges of $25.7 million, amounting to $0.31 per diluted share, related to the closure of a bakery and the settlement of employment discrimination litigation.

(5)	In fiscal 2004, we have reflected the total amount due under our senior secured credit facility agreement as amounts payable within one year due to our uncertainty that we would be able to comply with the covenants under this facility. See Note 1. Voluntary Chapter 11 Filing to our consolidated financial statements regarding going concern considerations.

(6)	See Note 2. Restatement to our consolidated financial statements.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 2. Restatement to the consolidated financial statement.

COMPANY OVERVIEW
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh baked bread and sweet goods in the United States, producing, marketing, distributing and selling a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products. Our various brands are positioned across a wide spectrum of consumer categories and price points. We currently operate 45 bakeries and approximately 850 bakery outlets located in strategic markets throughout the United States. Our sales force delivers baked goods from our approximately 800 distribution centers on approximately 6,400 delivery routes.
In fiscal 2003, we commenced a major, company-wide project internally referred to as Program SOAR, an acronym for Systems Optimization And Re-engineering. This program was focused on re-engineering our business processes to increase efficiency, centralizing our management and administrative functions from the current decentralized model and on rationalizing our investment in production, distribution and administrative functionality to reduce the ongoing cost of supporting these infrastructures. Subsequent to our Chapter 11 filing, in an effort to conserve resources and focus on restructuring our business model, we made the determination to postpone our Program SOAR efforts indefinitely. In January 2006, the Company decided to resume implementation of the project to upgrade our current payroll and human resource system, which was originally part of Program SOAR.
We have previously announced that we anticipated pre-tax savings from Program SOAR in fiscal 2005 of approximately $25.0 million prior to restructuring costs. However, due to difficulties in distinguishing costs and benefits related to Program SOAR from those derived from our other restructuring efforts and postponement of the remaining phases of Program SOAR, we can no longer provide an estimate of expected savings from the program. We will continue to evaluate and consider implementation of initiatives identified through Program SOAR as a part of our restructuring activities as our resources allow, but will no longer report on costs in connection with, and benefits related to, Program SOAR independently of other restructuring activities.
Our net sales are affected by various factors, including our marketing programs, competitors’ activities and consumer preferences. We recognize sales, net of estimated credits for dated and damaged products, when our products are delivered to our customers.
Our cost of products sold consists of labor costs, ingredients, packaging, energy and other production costs. The primary ingredients used in producing our products are flour, sweeteners, edible oils, yeast, cocoa and the ingredients used to produce our extended shelf life products.
Our selling, delivery and administrative expenses include the employee costs and transportation costs of delivering our product to our customers; the employee costs, occupancy and other selling costs of our bakery outlets; the costs of marketing our products and other general sales and administrative costs not directly related to production.
We end our fiscal year on the Saturday closest to the last day of May. Consequently, most years contain 52 weeks of operating results while every fifth or sixth year includes 53 weeks. In addition, each quarter of our fiscal year represents a period of 12 weeks, except the third quarter, which covers 16 weeks, and the fourth quarter of any 53-week year, which covers 13 weeks.
Our financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, but our Chapter 11 filing raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to evaluate various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.
Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or the classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

RECENT DEVELOPMENTS
As more fully described in “Item 1. Business – Proceedings Under Chapter 11 of the Bankruptcy Code,” on September 22, 2004, we filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court. On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. Subsequently, on November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. On January 14, 2006, Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). We are currently operating our businesses as a debtor-in-possession pursuant to the Bankruptcy Code. We are in the process of stabilizing our businesses and evaluating our operations in connection with the development of a plan of reorganization. As part of our restructuring efforts we are evaluating various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring and the filing of a plan of reorganization with the Bankruptcy Court, or any combination of these options. In the event that we develop a plan of reorganization, we would seek the requisite acceptance of the plan by creditors, equity holders and third parties and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.
As a result of the filing, our creditors were automatically stayed from taking certain enforcement actions under their respective agreements with us unless the stay is lifted by the Bankruptcy Court. In addition, we have entered into the DIP Facility, which is more fully described below. All of our pre-petition debt is now in default due to the filing.
During the Chapter 11 process, we may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in our financial statements. As of August 15, 2006, we have rejected over 400 unexpired leases. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject as permitted by the Bankruptcy Code. We cannot presently estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The administrative and reorganization expenses resulting from the Chapter 11 process will unfavorably affect our results of operations. Future results of operations may also be affected by other factors related to the Chapter 11 process.
Review of Treatment of American Bakers Association Retirement Plan
In December, 2004, we began a review with respect to the proper accounting treatment for the American Bakers Association Retirement Plan, or ABA Plan, in light of newly identified information. Upon review, we have restated our financial statements for the ABA Plan. For more information, see “Item 3. Legal Proceedings,” and Note 2. Restatement – ABA Plan to our consolidated financial statements.
Calculation of Workers’ Compensation Claims
Based on information provided by our insurance advisors, we determined that it was necessary to modify the manner in which we were calculating estimates of workers’ compensation reserves, primarily resulting from both increases in our fiscal 2004 actual expenses associated with workers’ compensation claims, particularly in the state of California, and the effect of increases in healthcare costs nationwide. As a result of this modification in the method of our determination of workers’ compensation claims liability, we initially calculated that our liability should be increased by $40.0 million. This adjustment was made to the unaudited consolidated financial statements as of May 29, 2004 prior to the filing of a Form 8-K on December 10, 2004 in which these unaudited consolidated financial statements were first deemed to be released to the public. Subsequent to the filing of the Form 8-K, we determined this liability for workers’ compensation claims should be increased by an additional $8.0 million at May 29, 2004. Accordingly the financial statements as of May 29, 2004 as originally filed in the Form 8-K on December 10, 2004 were restated for the $8.0 million correction as well as for other errors, described in Note 2 to the consolidated financial statements. The cumulative increase to workers’ compensation claims liability was $48.0 million for fiscal 2004.
The $40.0 million increase arose from the receipt by us of information during the second quarter of fiscal 2004 indicating that the methodology used for estimating our workers’ compensation reserve should be changed, primarily as a result of increases in our actual expenses associated with workers’ compensation claims, particularly in the state of California, increases in associated health care costs nationwide, and that the estimate for our workers’ compensation reserve should be increased. The information was not used properly or timely by the company. As a result, the Audit Committee of our Board of Directors commenced an investigation as to the circumstances surrounding this increase. The Audit Committee retained independent counsel and independent counsel retained accounting advisors to conduct this investigation, which was completed during our first quarter of fiscal 2005.
As a result of the Audit Committee investigation, the Audit Committee recommended, and our Board of Directors and management have taken and will continue to take certain remedial steps, including: removal of the financial officer involved; instituting procedures to segregate and review certain reserve reporting functions to ensure that these areas are reviewed by more than one individual; retaining an accredited actuary to analyze our workers’ compensation liabilities on a quarterly basis; strengthening our internal audit function, particularly as it relates to oversight of corporate-level financial functions; and issuing directives to improve the communication of information between and among senior management, the Audit Committee and our Board of Directors. We also have taken further action to strengthen our internal controls and procedures with respect to the estimation of certain of our self-insurance reserves, including workers’ compensation, general liability and motor vehicle liability reserves.
Profit Center Review
As part of our previously announced operational and financial restructuring, in fiscal years 2005 and 2006, we undertook a review of all of our ten profit centers (PCs). As a result of the review, in an effort to reduce costs and improve efficiency, we began closing certain facilities and implementing various route, depot and bakery outlet consolidations.
On April 27, 2005, we announced plans to consolidate operations in our Florida PC by closing the Miami bakery and consolidating production, routes, depots and bakery outlets in Florida and Georgia. At the date of the announcement, we estimated this restructuring would affect approximately 600 employees with projected severance costs of approximately $2.0 million, projected asset impairment charges of approximately $5.0 million, and other projected exit costs of approximately $3.0 million for a total estimated cost of approximately $10.0 million.
On May 4, 2005, we announced plans to consolidate operations in our Mid-Atlantic PC by closing the Charlotte, North Carolina bakery and consolidating production, routes, depots and bakery outlets in North Carolina, South Carolina, and Virginia. At the date of the announcement, we estimated this restructuring would affect approximately 950 employees with projected severance costs of approximately $3.0 million, projected asset impairment charges of approximately $8.5 million, and other projected exit costs of approximately $3.5 million for a total estimated cost of approximately $15.0 million.
On May 19, 2005, we announced plans to consolidate operations in our Northeast PC by closing the New Bedford, Massachusetts bakery and consolidating production, routes, depots and bakery outlets. At the date of the announcement, we estimated this restructuring would affect approximately 1,400 employees with projected severance costs of approximately $7.0 million, projected asset impairment charges of approximately $7.0 million, and other projected exit costs of approximately $3.0 million for a total estimated cost of approximately $17.0 million.
On June 9, 2005, we announced plans to consolidate operations in our Northern California PC by closing two bakeries in San Francisco and consolidating production, routes, depots and bakery outlets. At the date of the announcement, we estimated this restructuring would affect approximately 650 employees with projected severance costs of approximately $6.0 million, projected asset impairment charges of approximately $2.5 million, and other projected exit costs of approximately $5.0 million for a total estimated cost of approximately $13.5 million.
On June 23, 2005, we announced plans to consolidate operations in our Southern California PC by standardizing distribution and consolidating routes. At the date of the announcement, we estimated this restructuring would affect approximately 350 employees with projected severance costs of approximately $1.5 million, no asset impairment charges, and other projected exit costs of approximately $1.0 million for a total estimated cost of approximately $2.5 million.
On August 31, 2005, we announced plans to close the bakery located in Davenport, Iowa in the North Central PC. At the date of the announcement, we estimated this closing would affect approximately 150 employees with projected severance costs of approximately $1.5 million, projected asset impairment charges of approximately $2.0 million, and other projected exit costs of approximately $1.5 million for a total estimated cost of approximately $5.0 million.

On October 18, 2005, we announced plans to consolidate operations in our Northwest PC by closing the Lakewood, Washington bakery and consolidating routes, depots and bakery outlets. At the date of the announcement, we estimated this restructuring would affect approximately 500 employees with projected severance costs of approximately $2.5 million, projected asset impairment charges of approximately $12.0 million, and other projected exit costs of approximately $2.5 million for a total estimated cost of approximately $17.0 million.
On November 22, 2005, we announced our intention to consolidate sales and retail operations in the North and South Central PCs as well as the Southeast PC by standardizing distribution and consolidating delivery routes and bakery outlets. At the date of the announcement, we estimated this restructuring would affect approximately 450 employees with projected severance costs of approximately $1.0 million, no asset impairment charges, and other projected exit costs of approximately $2.0 million for a total estimated cost of approximately $3.0 million.
On February 27, 2006, we announced our intention to consolidate sales and retail operations in the Upper Midwest PC by consolidating delivery routes, depots, and bakery outlets. At the date of the announcement, we estimated this restructuring would affect approximately 230 employees with projected severance costs of approximately $0.4 million, projected asset impairment charges of approximately $0.1 million, and other projected exit costs of approximately $0.2 million for a total estimated cost of approximately $0.7 million.
Labor Union Negotiations
On October 18, 2005, we reached agreement with the International Brotherhood of Teamsters (IBT) local bargaining units within our Northeast PC to modify and extend through July 31, 2010, the existing collective bargaining agreements (CBAs) that govern the covered IBT members’ employment relationship with us. Since this initial agreement, we have commenced negotiations of long-term extensions with respect to most of our 420 CBAs with our union-represented employees resulting in ratification by employees or agreements reached in principle, subject to ratification by employees, of approximately 240 CBAs. In total, these CBAs cover approximately 71% of our unionized workforce. We hope to negotiate similar agreements with our remaining collective bargaining units, although there are no assurances that the CBA negotiation process will proceed in the same time frame or fashion as it has to date. In addition, because the framework for the agreements was initially fashioned based upon operating assumptions made during the early stages of the PC restructuring process, it is possible that, if actual results do not meet expectations, these agreements (which remain subject to assumption or rejection in the Chapter 11 case) may need to be revisited and additional concessions may be necessary.
OVERVIEW OF CERTAIN TRENDS AND EVENTS AFFECTING OPERATIONS, FINANCIAL POSITION AND LIQUIDITY
We have experienced a significant decline in the demand for our products in recent years. Data from IRI indicates that the declining bread trend was broadly evident in the industry in 2004, 2005 and 2006. During fiscal 2004 and 2005, our revenues, total unit volumes of branded bread and unit volumes of branded sweet goods all declined. We continued to experience reduced demand for our products in fiscal 2006 and expect that this trend will continue.
In light of our declining revenue and the significant upward cost pressure we are experiencing, discussed in more detail below, we have undertaken a detailed review of the competitive environment in all of our markets and for all of our product lines, including sweet goods, bread and buns and rolls, and implemented a significant price increase in many of our products and across virtually all markets in the fourth quarter of 2006 and plan to implement additional price increases during fiscal 2007. We cannot assure you that these steps will be effective in addressing declines in our revenues or maintaining our operating margins or will fully offset the cost pressure we are experiencing.
While consumer interest in low carbohydrate diets in 2004 and 2005 has historically contributed to the reduced demand for our products, IRI has reported declining sales of low carbohydrate bread products since February 2004 and we believe that the popularity of the low carbohydrate diet phenomenon is waning. However, we believe that the low carbohydrate trend, as well as the recent national awareness regarding obesity trends and related issues, has had an impact on the eating habits of many consumers and, as a result, consumers will change their consumption of bread products and sweet goods. While the long-term impact of dieters concerned about carbohydrates and calories is still unclear, changes in consumption habits could impact demand for our products going forward.

In addition, new dietary guidelines could result in further reduced demand for our products. The Department of Health and Human Services and Department of Agriculture released the 2005 Dietary Guidelines for Americans in January 2005. The Guidelines provide dietary advice aimed at promoting health and reducing the risk for major chronic diseases, and serve as the basis for federal food and nutrition education programs. The guidelines recommend limiting the intake of saturated and trans fats, cholesterol, added sugar, salt and alcohol. Although virtually all of our bread products and such key iconic Hostess sweet goods as Twinkies, Cupcakes and HoHos will have the “0 grams” trans fat label under the Food and Drug Administration’s new labeling regulations that became effective January 1, 2006, certain of our products, primarily those that are fried or Kosher, will have an amount of trans fat declared on the products’ label. With respect to our new product offerings, we intend to introduce only those new products that can properly be labeled with the “0 grams” trans fat declaration to assist those consumers concerned about their trans fat consumption. There can be no assurance that these and other actions that we may take will offset the effect, if any, of the guidelines’ recommendation to reduce the intake of saturated and trans fats and added sugar. The guidelines also recognize that whole grains are an important source of fiber and nutrients and recommend an increased consumption of whole grain products by substituting whole grain products for some enriched bread products. We have a number of whole grain products among our product offerings. However, the substantial majority of our bread revenues are from the sale of white bread and other refined grain bread products. There can be no assurance that, if consumers increase their consumption of whole grain products as a result of the new guidelines, they will increase consumption of our whole grain product offerings or that such consumption will offset any reduced consumption of our enriched bread products.
To address these and other market trends, increase sales and grow our earnings over time, we have introduced new bread goods. In the fourth quarter of 2004, we introduced a line of super premium breads under the Baker’s Inn label, which includes 100% whole wheat, honey whole wheat and seven grain. The line of nine different hearty bread varieties is targeted to an older more affluent consumer and is very different from the traditional everyday white and wheat varieties that make up the majority of our branded bread product line. Priced competitively with other super premium bread brands and sold in a distinctive brown paper bag, Baker’s Inn offers consumers corner bakery quality bread in the commercial bread aisle. Sales of Baker’s Inn label products have begun to slightly decline since the products were introduced and we are examining ways to enhance the label’s performance and maintain sufficient shelf space to maximize its potential. In the third quarter of fiscal 2006, we introduced nationally three new white bread varieties, two of which incorporate a special 100% whole wheat flour milled from a white wheat. These varieties are targeted to people who prefer the taste and texture of white bread but who want to add more nutrition to their diets. Beginning in fiscal 2006, we also have begun to devote significant resources to strengthening the marketing of our products. We have hired new employees for our marketing department and updated the packaging of our snack cake and bread products. We plan to place a greater emphasis on regular sweet goods promotions and are considering ways to expand our existing product lines to appeal to changing consumer tastes.
We also face increasingly intense price competition. Declining unit sales in certain product categories (such as the premium white bread and private label segments) and more efficient production methods (including extended shelf life programs), have resulted in excess industry capacity. This and retail channel consolidation have increased the bargaining leverage of wholesale customers and resulted in increasingly intense price competition. Given the nature of the bakery market, the success of our planned price increases will be highly dependent on the response of consumers and our competitors.
Our production and distribution facilities represent substantial and largely fixed costs. Relatively robust utilization is needed to break even, and past this break even point, an increasing volume of production is normally increasingly profitable. The combined effects of recent net sales and unit volume declines and the success of our extended shelf life programs have, together with industry conditions described above, resulted in substantial unused capacity in our system. As a consequence, and in connection with our comprehensive review of our operations to determine the appropriate actions necessary to restructure our business following our Chapter 11 filing, we performed an exhaustive review of each of our PCs on an individual basis in order to address continued revenue declines and our high-cost structure. In part to address the unused capacity in our system, we have closed 10 bakeries since fiscal 2004 to the present. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Profit Center Review” for a discussion of the PC review.

Our other costs include ingredients, packaging, energy and labor. The ingredients and energy used to produce our products, and the energy used to distribute them (primarily motor vehicle fuels), are commodities that are generally widely available and that fluctuate in price, sometimes rapidly. We are unable to adjust product prices as often as the prices of these commodities change. In recent periods, the prices of our ingredients (particularly flour and sugar), packaging and energy have been generally increasing, reducing margins. Assuming current market conditions and historically high fuel prices continue, we may experience higher commodity costs and we have only limited protection against price increases. See “Item 1. Business — Sources and Availability of Raw Materials” for a discussion of our utilization of commodity hedging derivatives to reduce our exposure to commodity price movements for future ingredient and energy needs. However, there can be no assurance that our hedging strategies will be successful in mitigating fluctuations in the prices of such commodities.
Our largest cost is labor. As with many other highly unionized businesses, our labor costs have been rising more rapidly than inflation. We believe that such costs are likely to continue to outpace inflation. Since a very substantial portion of the workforce in our bakeries and distribution networks is unionized, our costs are generally higher and our ability to implement productivity improvements and effect savings with respect to health care, pension and other retirement costs is more restricted than in many nonunion operations as a result of various restrictions specified in our collective bargaining agreements. Where possible, we are taking steps to affect economies. For example, in connection with the PC review process, we have modified and extended 134 IBT and BCT collective bargaining agreements, and an additional 108 have been negotiated subject to documentation and ratification by the affected employees, together affecting approximately 71% of our unionized workers, to provide for increased savings with respect to wages and benefit obligations. While we are continuing to negotiate similar agreements with other IBT and BCT locals, there can be no assurance that the terms of any additional modified agreements will be on as favorable terms or that those agreements not yet ratified by the affected employees will be ratified. The collective bargaining agreements with our unions also stipulate the amount of contributions that we and other companies must make to union-sponsored, multi-employer pension plans in which our employees participate and, as a result, we may be obligated to make additional contributions or incur withdrawal liability with respect to such plans, as more fully discussed in “Item 1A. Risk Factors.”
As of July 1, 2006, we had approximately $74.5 million in available cash and $72.8 million available for borrowing under the DIP Facility. This compares unfavorably to the $151.6 million in available cash and $154.4 million available for borrowing under the DIP Facility as of May 28, 2005, which was prior to the time we began incurring significant costs in connection with implementation of our profit center review process and our revenues began to decline more dramatically as routes were reduced. We cannot assure you that the amount of cash available from operations and from our DIP Facility will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors, equity holders and parties in interest and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Facility are not sufficient to meet our cash requirements, we may be required to seek additional financing. In addition, the maturity date of the DIP Facility has been extended from September 22, 2006 to June 2, 2007. We can provide no assurance that we will be able to negotiate a further extension of the maturity date with our lenders or that additional or replacement financing will be available prior to or following the DIP Facility maturity date or, if available, offered on acceptable terms.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements included herein have been prepared assuming we can continue as a going concern. Because of the Chapter 11 process and the circumstances leading to the bankruptcy filing, it is possible that we may not be able to continue as a going concern.
Our significant accounting policies are discussed in Note 3. Description of Business and Significant Accounting Policies to our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. These estimates and assumptions are evaluated on an on-going basis and are based upon many factors, including historical experience, consultation with outside professionals, such as actuaries, and management’s judgment. Actual results could differ from any estimates made and results could be materially different if different assumptions or conditions were to prevail.

We believe the following represents our critical accounting policies and estimates, involving those areas of financial statement preparation which are most important to the portrayal of our financial condition and results and which require management’s most difficult, subjective and complex judgments.
Reserves for self-insurance and postretirement benefits. We maintain insurance programs covering our exposure to workers’ compensation, general and vehicle liability and health care claims. Such programs include the retention of certain levels of risks and costs through high deductibles and other risk retention strategies. Reserves for these exposures are estimated for reported but unpaid losses, as well as incurred but not reported losses, for our retained exposures and are calculated based upon actuarially determined loss development factors as well as other assumptions considered by management, including assumptions provided by our external insurance brokers, consultants and actuaries. The factors and assumptions used for estimating reserves are subject to change based upon historical experience, changes in expected cost and inflation trends, discount rates and other factors.
The reserves, including both the current and long-term portions, recorded by us for these liabilities amounted to approximately $304.4 million and $253.9 million at May 29, 2004 and May 31, 2003, respectively. The increase in these reserves from fiscal 2003 to 2004 was attributable in large part to changes in experience factors and expected health care cost trends related primarily to workers’ compensation costs.
Pension obligations. We record the pension cost and the liability related to our defined benefit plan and the ABA Plan based on actuarial valuations. These valuations include key assumptions determined by management, including discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Changes in pension cost may occur in the future due to changes in the number of plan participants, changes in discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors, including recent pension reform legislation. Due to lack of historical data, we have immediately recognized the impacts of all prior service costs, plan amendments, and actuarial gains (losses) associated with the ABA Plan.
Our pension liabilities for these plans, including both the current and long-term portions, amounted to approximately $63.2 million and $69.5 million at May 29, 2004 and May 31, 2003, respectively.
Long-lived assets. Property and equipment purchases are recorded at cost or fair market value when acquired as part of a business acquisition. These assets are depreciated based on useful lives, developed by historical experience and management’s judgment.
We periodically assess the net realizable value of our long-lived assets. The assessment of our intangible assets with indefinite lives is performed at least on an annual basis but more frequently whenever events occur which indicate that the carrying value of an asset may be impaired. The assessment of all other long lived assets is performed only when an event occurs which indicates the carrying value of the asset may be impaired. This assessment involves comparing the asset’s estimated fair value to its carrying value, with the impairment loss measured as the amount by which the carrying value exceeds the fair value of the asset. Goodwill and other intangible assets with indefinite lives, principally trademarks and trade names acquired in business acquisitions, are no longer amortized due to our adoption of SFAS, No. 142, Goodwill and Other Intangible Assets (SFAS 142), during the first quarter of fiscal 2002. In addition, during fiscal 2004 we have performed impairment tests of goodwill and other intangible assets with indefinite useful lives and determined that no impairments existed.
When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. In order for an asset to be classified as held for sale, management must approve and commit to a formal plan, the expected sale must be completed during the ensuing year, the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria.
Long-lived assets recorded in our consolidated financial statements at May 29, 2004, include approximately $812.9 million of net property and equipment, $215.3 million of goodwill, and $190.4 million of other intangible assets, while amounts of approximately $858.0 million, $215.3 million, and $192.0 million, respectively, were recorded at May 31, 2003. We recorded significant impairments to our long-lived assets during fiscal 2005 as described in Note 15. Subsequent Events to our consolidated financial statements included herein.
Derivative instruments. We use derivative instruments, including exchange traded futures and options on wheat, corn, soybean oil, and certain fuels and forward purchase contracts on many ingredient, packaging and energy needs, to manage the price and supply risks associated with these commodities. When possible, we establish hedging positions that qualify for hedge accounting treatment. However, we may from time-to-time enter into contracts for economic reasons which do not qualify for hedge accounting treatments or market conditions may occur which render our hedging strategies ineffective and thus not qualified for further hedge accounting treatment. If either of these scenarios occurs, the related hedged positions must be marked-to-market as of the end of each quarter in which the positions exist. As the commodities underlying our hedges can experience significant price fluctuations, any requirement to mark-to-market the related hedged positions could result in significant volatility in our costs of products sold and delivery costs recorded in our consolidated statements of operations.
Restructuring charges. Costs associated with any plan to restructure our operational infrastructure are reported as restructuring charges in our consolidated statements of operations. These restructuring efforts include the closure of a bakery; the partial shut down of a bakery’s production; the closing of distribution and bakery outlet operations; relocation of bakery equipment, production or distribution to another facility; centralization of work effort and other organizational changes. Costs associated with restructurings are expensed when the related liability is incurred. Management judgments are made with regard to the incurrence of restructure-related liabilities, as well as impairment of long-term assets as described above. Our restructuring efforts involve planned closures of bakery, distribution and bakery outlet operations and we may incur additional asset impairment charges.
We incurred restructuring charges during fiscal 2004, 2003 and 2002 and anticipate additional charges in future years in connection with our restructuring efforts.
Income taxes. The amount of income taxes we pay is subject to periodic audits by federal, state and local tax authorities, which from time to time result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. To the extent that our tax accruals are not expected to result in payment within the following year, they are included in other liabilities on our consolidated balance sheets. We do not expect settlement of these accruals to materially impact cash flows or liquidity.
Legal reserves. We are periodically involved in various legal actions. We are required to assess the probability of any adverse judgments as well as the potential range of loss. We determine the required accruals based on management’s judgment after a review of the facts of each legal action and the opinions of outside counsel.
Environmental liabilities. We are subject to certain environmental liabilities (see “Governmental Regulation; Environmental Matters”). We have recorded our best estimate of our probable liability under those obligations, with the assistance of outside consultants and other professionals. Such estimates and the recorded liabilities are subject to various factors, including the allocation of liabilities among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations and agency requirements.
NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. The effective date of certain provisions of SFAS 150 for certain mandatorily redeemable financial instruments has been deferred by FASB Staff Position (FSP) No. 150-3 Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Under FSP 150-3, certain mandatorily redeemable shares are subject to the provisions of SFAS 150 for the first fiscal period beginning after December 15, 2004. Other mandatorily redeemable shares are deferred indefinitely but may be subject to classification or disclosure provisions of SFAS 150. We have not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor do we currently hold any significant financial instruments as defined within the scope of this pronouncement.
In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our consolidated results of operations, cash flows or financial position.
In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46), and subsequently, FIN 46 was replaced with FIN 46R (revised December 2003). FIN 46R is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity (VIE). FIN 46R provides guidance on how to identify a VIE and how an enterprise assesses its interests in a VIE. It also requires VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. We have, and will continue to, adopt the various provisions of FIN 46R as indicated above, but presently do not have any variable interest entities that would be required to be included in our consolidated results of operations, cash flows or financial position.
In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which requires that the fair value of a liability for an asset retirement obligation be recognized when it is incurred. The related asset retirement costs are capitalized as part of the long-lived asset’s carrying value. The adoption of SFAS 143 did not have a material impact on our consolidated results of operations, cash flows or financial position. In March 2005, the FASB further clarified SFAS 143 with FIN No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). See further discussion of FIN 47 below in Recently Issued Accounting Pronouncements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is effective for fiscal years beginning after December 15, 2006, and is effective for us in fiscal 2008. FIN 48 clarifies the way that companies account for uncertainty in income taxes by prescribing a consistent recognition threshold and measurement attribute, as well as establishes criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertain income tax positions. We are currently in the process of evaluating the effects of FIN 48 on our consolidated results of operations, cash flows, and financial position.
In October 2005, the FASB issued FSP No. 13-1, Accounting for Rental Costs Incurred during a Construction Period, (FSP 13-1), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, entities that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period commencing after December 15, 2005. FSP 13-1 is effective for us as of the fourth quarter of fiscal 2006. Our leases are structured such that we do not incur rental costs during the construction period and therefore, do not expect FSP 13-1 to have a material impact on our consolidated results of operations, cash flows, and financial position.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and is effective for us in fiscal 2006. FIN 47 requires that liabilities be recognized for the fair value of a legal obligation to perform asset retirement activities even if the timing and/or method of such activities are conditional on a future event that may not be within our control as long as the amount can be reasonably estimated. We are currently in the process of evaluating the effects of FIN 47 on our consolidated results of operations, cash flows, and financial position, but based on our relevant current obligations, we do not expect that the initial adoption of FIN 47 will have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment (SFAS 123R), which amends SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123R, which will be effective for public companies as of the first interim or annual reporting period of the registrant’s first fiscal year that begins after June 15, 2005. Under the new rule, SFAS 123R will become effective for us in the first quarter of fiscal 2007. Based on our current outstanding stock options, the impact to our consolidated results of operations, cash flows, and financial position as a result of implementing SFAS 123R is not expected to be significant, but could have a significant impact if we issue stock based compensation in future periods.
In December 2004, the FASB issued FSP No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction and Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 signed into law in October 2004. FSP 109-1 requires this deduction to be treated as a special deduction in accordance with SFAS 109, which does not require a revaluation of our deferred tax assets. We do not expect FSP 109-1 to have a material impact on our consolidated results of operations, cash flows, and financial position.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for the first fiscal period beginning after June 15, 2005, and is effective for us in the second quarter of fiscal 2006. We do not expect SFAS 153 to have a material impact on our consolidated results of operations, cash flows, and financial position.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 is effective for the fiscal years beginning after June 15, 2005, and is effective for us in the first quarter of fiscal 2007. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be “so abnormal” as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We do not expect SFAS 151 to have a material impact on our consolidated results of operations, cash flows, and financial position.
The Medicare and Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. The Act contains a provision for subsidies to employers who provide prescription drug coverage to retirees. In accordance with FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), the measures of the accumulated postretirement benefit obligation and net periodic benefit cost in these financial statements do not reflect the effects of the Act on the plan. The staff position was effective at the beginning of the second quarter of fiscal 2005. FSP 106-2 is not expected to have a material impact on our consolidated results of operations, cash flows, and financial position due to the fact that we have very few individuals under the plan that have Medicare coverage.
In December 2003, SFAS No. 132R (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106 (SFAS 132R) replaces SFAS 132. SFAS 132R retains the disclosures requirements of SFAS 132, but provides various additional disclosure requirements for defined benefit pension plans and other defined benefit postretirement plans including types of plan assets, investment policies, obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This guidance does not change the requirements for measurement or recognition of pension and other defined postretirement benefit plans. All new provisions of SFAS 132R, which were effective for interim and fiscal years ending after December 15, 2003, have been reflected in disclosures in Note 8. Employee Benefit Plans to our consolidated financial statements except for estimated future benefit payments disclosures, which are effective for fiscal years ending after June 15, 2004 and required for us in fiscal 2005.
RESULTS OF OPERATIONS
The following table sets forth, for fiscal years 2004, 2003 and 2002, the relative percentages that certain income and expense items bear to net sales:

	Fifty-Two Weeks Ended
	May 29,	May 31,	June 1,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of products sold	50.0	49.3	47.5
Selling, delivery and administrative expenses	47.4	45.5	45.0
Restructuring and other charges	0.3	0.4	0.7
Depreciation and amortization	2.6	2.7	2.7
Loss on sale or abandonment of assets	0.2	0.1	0.1

Operating income (loss)	(0.5)	2.0	4.0
Interest expense – net	1.1	1.2	1.0

Income (loss) before income taxes	(1.6)	0.8	3.0
Provision (benefit) for income taxes	(0.6)	0.3	1.1

Net income (loss)	(1.0)%	0.5%	1.9%

Fiscal 2004 Compared to Fiscal 2003
Net sales. Net sales for the 52 weeks ended May 29, 2004, were approximately $3,467.6 million, representing a decrease of $58.2 million, or 1.7%, from net sales of approximately $3,525.8 million for the 52 weeks ended May 31, 2003. The decline in net sales in fiscal 2004 reflected a total unit volume decline of approximately 4.2%, partially offset by a unit value increase of approximately 2.7% in fiscal 2004 as compared to the prior year. This unit value increase is related to selling price increases and mix changes, including the elimination of some low-margin private label bread business.
Gross profit. Gross profit was approximately $1,734.3 million, or 50.0% of net sales, for fiscal 2004, representing a decrease from approximately $1,786.0 million, or 50.7% of net sales in fiscal 2003. Overall direct production costs per pound increased approximately 2.3% over the prior year due to cost increases per pound of 1.7% on ingredients and packaging and 4.1% on labor and labor-related costs partially offset by a 2.3% decline in per pound overhead costs. The primary driver in the labor and labor-related cost increase was an increase to our workers’ compensation reserves, which accounted for 0.6% of the gross profit decline as a percentage of net sales in fiscal 2004 compared to fiscal 2003. The other direct production cost variances accounted for the remaining 0.1% of the gross profit decline.
Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were approximately $1,643.8 million, or 47.4% of net sales, for fiscal 2004, representing an increase of approximately $38.3 million from fiscal 2003’s selling, delivery and administrative expenses of approximately $1,605.5 million, or 45.5% of net sales. Higher charges related to workers’ compensation accounted for 0.5% of the 1.9% increase in selling, delivery and administrative expenses as a percentage of net sales in fiscal 2004 compared to fiscal 2003. In addition, other labor and labor-related costs, while down in total dollars, accounted for 0.3% of this increase due to the decline in net sales. Costs associated with Program SOAR, advertising costs and environmental costs represented 0.3%, 0.2%

and 0.2% of this increase, respectively. The remaining increase is principally due to the impact of slightly higher delivery costs compared to the decreased net sales base.
Restructuring and other charges. During fiscal 2004, we incurred restructuring charges of approximately $12.1 million related to the closures of three bakeries, severance costs in connection with the centralization of certain finance and data maintenance administrative functions and the relocation of certain key management employees in conjunction with our new more centralized organizational structure. These charges were in conjunction with our Program SOAR initiative, which was designed to consolidate business functions, reduce headcount and achieve operating efficiencies. These charges also included costs related to certain closures and restructurings of several bakeries and bakery outlet locations initiated during fiscal 2003. Approximately $10.9 million represents severance and other cash costs and approximately $1.2 million represents impairment of bakery machinery and equipment. See the “Cash Resources and Liquidity” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding future expected restructuring charges.
During fiscal 2003, we incurred restructuring charges of approximately $9.9 million related to closures of five bakeries and 96 bakery outlets and restructurings of several other bakeries in fiscal 2003 and prior years. Approximately $7.7 million represents severance and other cash costs and approximately $2.2 million represents impairment of bakery machinery and equipment. In addition, other charges in fiscal 2003 included a fully vested common stock award of approximately $3.6 million to our former Chief Executive Officer.
Operating income (loss). Operating loss for fiscal 2004 was approximately $(18.3) million, representing a decrease of approximately $88.6 million from the prior year’s operating income of approximately $70.3 million. Included in these operating income (loss) totals are restructuring charges of approximately $12.1 million in fiscal 2004 and restructuring and other charges of approximately $13.5 million in fiscal 2003.
Interest expense. Interest expense for fiscal 2004 was approximately $37.5 million, representing a decrease of approximately $3.7 million from interest expense in fiscal 2003 of approximately $41.2 million. Although we experienced somewhat higher interest rates in fiscal 2004 due to our credit facility amendments and our debt downgrades, these higher rates were offset by slightly lower average borrowing levels. In addition, the change in fair value of the amended swap agreements being reclassified as a reduction of interest expense from other comprehensive loss during fiscal 2004 lowered interest expense.
Provision for income taxes. The effective income tax benefit rate for fiscal 2004 was 39.9% compared to an effective income tax expense rate of 35.7% for fiscal 2003. The higher effective income tax benefit rate is due to a fiscal 2004 adjustment to our estimate for prior year tax accruals based upon a review of recently closed tax audits and amended filings. During fiscal 2004, we also received state approval for additional refundable tax credits related to prior tax years. See Note 7. Income Taxes to our consolidated financial statements for further information.
Fiscal 2003 Compared to Fiscal 2002
Net sales. Net sales for the 52 weeks ended May 31, 2003, were approximately $3,525.8 million, representing a decrease of approximately $5.8 million, or 0.2%, from net sales of approximately $3,531.6 million for the 52 weeks ended June 1, 2002. The decline in net sales in fiscal 2003 reflected a unit volume decline of approximately 1.6%, partially offset by price increases of less than 1.0% compared to fiscal 2002.
Gross profit. Gross profit was approximately $1,786.0 million, or 50.7% of net sales, for fiscal 2003, representing a decrease from approximately $1,854.7 million, or 52.6% of net sales, in fiscal 2002. Our fiscal 2003 gross profit margins were negatively impacted by higher ingredient costs, including cocoa, sweeteners, edible oils and the ingredient costs associated with producing our extended shelf life products. The increase in ingredient costs accounted for 0.9% of our gross profit decline as a percent of net sales for fiscal 2003. In addition, higher employee costs for health care, pension benefits and workers’ compensation claims accounted for 0.7% of the gross profit decline as a percent of net sales for fiscal 2003.
Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were approximately $1,605.5 million, representing 45.5% of net sales, for fiscal 2003, a slight increase from the fiscal 2002 selling, delivery and administrative expenses of approximately $1,588.6 million, or 45.0% of net sales. Higher costs for employee benefits, principally health care and pension, and workers’ compensation claims, were responsible for 0.7% of the increase as a percent of net sales for fiscal 2003. Partially offsetting these increases was a 0.2% reduction on a percent of net sales basis in advertising expense for fiscal 2003.
Restructuring and other charges. During fiscal 2003, we incurred restructuring charges of approximately $9.9 million related to closures of five bakeries and 96 bakery outlets and restructurings of several other bakeries. Approximately $7.7 million represents severance and other cash costs and approximately $2.2 million represents impairment of bakery machinery and equipment. As part of various initiatives intended to reduce our manufacturing and distribution cost structures, the completion of our new bakery in Henderson, Nevada, as well as improvements to several other facilities, allowed us to close less efficient operations.
The severance charge for fiscal 2003 is associated with the involuntary employee separation of approximately 550 employees. As of May 31, 2003, 475 employee separations had been completed.
Also, in fiscal 2003, other charges included an October 1, 2002 fully vested common stock award of approximately $3.6 million to our former Chief Executive Officer.
Other charges of $25.7 million incurred in fiscal 2002 related to the closure of a bakery and the settlement of employment discrimination litigation.
Operating income. Operating income for fiscal 2003 was approximately $70.3 million, or 2.0% of net sales, representing a decrease from the prior year’s operating income of approximately $143.8 million, or 4.0% of net sales. As mentioned above, we incurred approximately $13.5 million in restructuring and other charges in fiscal 2003 and other charges of $25.7 million in fiscal 2002.
Interest expense. Interest expense for fiscal 2003 was approximately $41.2 million, representing an increase of approximately $3.2 million from interest expense in fiscal 2002 of approximately $38.0 million. The impact on interest expense of slightly higher borrowing levels during fiscal 2003 was offset by the impact of slightly lower interest rates. In addition, during fiscal 2003, we reclassified approximately $3.9 million to interest expense from other comprehensive loss resulting from the amendment of some of our interest rate swap agreements.
Provision for income taxes. The effective income tax rates were 35.7% and 36.8% for fiscal 2003 and fiscal 2002, respectively.
CASH RESOURCES AND LIQUIDITY
CASH FLOWS
During the fiscal year ended May 29, 2004 the Company used $5.2 million of cash, which was the net impact of $112.3 million in cash generated from operating activities, $65.8 million in cash used in investing activities, and $51.7 million in cash used in financing activities.
Cash from operating activities. Cash from operating activities for the fifty-two weeks ended May 28, 2004 was $112.3 million, which represents a decrease of $43.3 million or 28% from cash generated in fiscal 2003 of $155.6 million. While the company posted a net loss of $33.4 million in fiscal 2004, a number of items that contributed to the loss were non-cash items, including $91.0 million, $7.1 million and $2.5 million for depreciation and amortization, the loss on sale/abandonment of assets, and interest expense for deferred debt fees. In addition, decreases in working capital components generated $51.4 million in cash in fiscal 2004 primarily due to (i) the increase in accounts payable and accrued expenses which added $25.8 million; (ii) an increase in our long-term self insurance reserves of $33.9 million; and (iii) a decrease in inventory of $2.8 million, partially offset by an increase in other current assets of $15.4 million primarily due to an increase in deferred tax assets. Changes in working capital components generated cash equal to $40.0 million in fiscal 2003. Cash flow from operating activities is one of the company’s primary sources of liquidity.
Cash used in investing activities. Cash used in investing activities for the fifty-two weeks ended May 29, 2004 was $65.8 million, $40.6 million, or 38%, less than fiscal 2003 of $106.4 million. The decrease is primarily attributable to lower additions to property and equipment of $45.5 million compared to fiscal 2003 offset in part by increased expenditures relating to acquisition and development of software assets of $7.3 million compared to fiscal 2003.
Cash used in financing activities. Cash used in financing activities for the fifty-two weeks ended May 29, 2004 was $51.7 million compared to cash used from financing activities in fiscal 2003 which totaled $51.1 million. During fiscal 2004 we reduced long-term debt by $41.1 million and paid dividends on our common stock of $9.5 million. During fiscal 2003 we reduced long-term debt by $46.5 million and paid dividends on our common stock of $12.5 million. During fiscal 2004 we received proceeds from the exercise of stock options totaling $0.7 million compared to proceeds received in fiscal 2003 totaling $10.3 million.
SOURCES OF LIQUIDITY AND CAPITAL
We have historically maintained two primary sources for debt capital: (1) bank lines of credit; and (2) capital and operating lease financing to support the acquisition and lease of our thrift stores, depots, route trucks, tractors, trailers and computer equipment. In addition, on August 12, 2004 we issued $100.0 million aggregate principal amount of 6% senior subordinated convertible notes due in August 2014.
At May 29, 2004 we owed $477.6 million under our senior secured term credit facility and $60.0 million under our senior secured revolving credit facility. In addition, at May 29, 2004 we had used our senior secured revolving credit facility to issue $152.6 million in letters of credit.
On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 in a private placement. Purchasers had an option to purchase in the aggregate up to $20.0 million in additional notes for a period of 60 days following the closing, which purchase option was not exercised. Under certain circumstances, the notes are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 98.9854 shares per $1,000 principal amount of notes (an initial conversion price of $10.1025 per share), subject to adjustment.
The foregoing commitments regarding our senior secured credit facility and our 6% senior subordinated convertible notes due August 15, 2014 include significant obligations that occurred prior to our bankruptcy filing (see Voluntary Chapter 11 Bankruptcy Filing below). Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, the commitments shown above may not reflect actual cash outlays in future periods.
Voluntary Chapter 11 Bankruptcy Filing. On September 22, 2004 (the “Petition Date”), due to significantly limited liquidity, Interstate Bakeries Corporation and seven of its subsidiaries, Armour and Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, L.L.C., filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. On January 14, 2006, an eighth subsidiary, Mrs. Cubbison’s Foods, Inc., also filed a voluntary petition for reorganization relief under chapter 11 of the Bankruptcy Code. These filings were made in order to facilitate the restructuring of the Company’s business operations, trade liabilities, debt, and other obligations. The Company and its eight subsidiaries are currently operating as debtors-in-possession under the supervision of the Court.
Subsequent to the Petition Date, the Company and a syndicate of lenders, including JPMorgan Chase Bank, entered into the DIP Facility, which was subsequently revised and approved by the Court, to provide up to $200.0 million in post-petition financing. The DIP Facility expires on the occurrence of an event that constitutes a termination date as defined in the DIP Facility agreement or, if no such event has occurred, pursuant to an extension, on June 2, 2007. All outstanding borrowings under the DIP Facility are due and payable on the commitment termination date. The obligations under the DIP Facility are secured by a super priority lien against our assets in favor of the DIP lenders. The DIP Facility may be utilized for the issuance of letters of credit up to an aggregate amount equal to $150.0 million, which amount was increased from the original limitation of $75.0 million as a result of prior amendments. In connection with entering into the DIP Facility we also make periodic adequate protection payments to our pre-petition secured lenders in the form of interest, fees and expenses based on amounts owed under the pre-petition senior secured credit facility.

The DIP Facility subjects us to certain obligations, including the delivery of financial statements, cash flow forecasts, operating budgets at specified intervals and cumulative minimum EBITDA requirements. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends.
In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (i) the conversion of any of the bankruptcy cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (ii) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (iii) a change of control (as defined in the DIP Facility); (iv) an order of the Bankruptcy Court permitting holders of security interests to foreclose on the debt on any of our assets which have an aggregate value in excess of $1.0 million; (v) the entry of any judgment in excess of $1.0 million against us, the enforcement of which remains unstayed; (vi) certain Termination Events (as defined in the DIP Facility) related to ERISA plans; and (vii) failure to make payments required by Section 302(f)(1) of ERISA where the amount determined under Section 302(f)(3) of ERISA is equal to or greater than $1.0 million, subject to certain exceptions. Notwithstanding acceleration pursuant to an event of default, the maturity date of the DIP Facility is June 2, 2007.
At May 28, 2005 we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
As of May 28, 2005 we had not borrowed under the DIP Facility. However the DIP Facility was utilized to support the issuance of letters of credit in the amount of $45.6 million primarily to support our workers’ compensation and auto liability insurance programs. As calculated at May 28, 2005, additional borrowing availability under the DIP Facility was approximately $154.4 million.
As of May 28, 2005, $404.5 million in pre-petition secured term loans remained outstanding. In addition we owed $71.9 million under the pre-petition secured revolving loan credit facility. As of May 28, 2005, the pre-petition secured revolving loan facility was also utilized to support the issuance of $172.3 million letters of credit primarily to support our workers’ compensation, auto and general liability insurance programs. All principal payments required to be made after the Petition Date under the terms of the pre-petition term loans and revolving loans are stayed due to the bankruptcy filing.
Reference should be made to our Form 10-K for the fiscal year ended May 28, 2005 filed simultaneously with this Form 10-K for a discussion of our liquidity at fiscal year-end May 28, 2005.
Since the Petition Date, we have been actively engaged in restructuring our operations and selling assets no longer necessary to our operations. With the assistance of A&M, we continue to analyze our business based on a number of factors including, but not limited to, historical sales results, expected future sales results, cash availability, production costs, utilization of resources, and manufacturing and distribution efficiencies. As part of our restructuring efforts we are evaluating various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring and the filing of a plan of reorganization with the Bankruptcy Court, or any combination of these options.
As a result of the Chapter 11 filing, our principal sources of liquidity used in funding short-term operating expenses, supplies and employee obligations include cash balances, operating cash flows and the $200.0 million DIP Facility. These sources will be used to fund the Company’s operations in fiscal 2006.
The maturity date of the DIP Facility has been extended from September 22, 2006 to June 2, 2007. We may need to negotiate an additional extension of the maturity date or refinance the DIP Facility to provide adequate time to complete a plan of reorganization. There can be no assurance that we will be successful in extending or refinancing the DIP Facility or that we can extend or refinance the DIP Facility on terms favorable to us.
Our future capital requirements will depend on many factors, including our evaluation of various alternatives in connection with our restructuring, the form of our plan of reorganization, the aggregate amount to be distributed to creditors to satisfy claims, the amount of any unknown claims or contingent claims from creditors or equity holders, the outcome of litigation and the costs of administering the Chapter 11 process, including legal and other fees. At this time it is not possible to predict the exact amount or nature of such new capital. In addition, there can be no guarantee that additional capital will be available to us, or that such capital will be available on favorable terms. Raising additional capital could result in the significant dilution of current equity interests, but it is not possible to predict the extent of such potential dilution at this time.
Our financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, no assurance can be giving that we will be able to continue to operate on a going concern basis. Our Chapter 11 filing raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to evaluate various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. Further, the value of debt and equity interests may be significantly or completely impaired in the event of a liquidation or conversion to a Chapter 7 proceeding.
Contractual Obligations. The following is a summary of certain of our contractual obligations as of May 29, 2004:

(In Thousands)
Payments Due By Fiscal Year Under Certain Contractual Obligations (a)
		Revolving	Long-			Unconditional
		Credit	Term	Capital	Operating	Purchase
Fiscal Years	Total	Line(b)	Debt(b)	Leases	Leases(c)	Obligations(d)
2005	$335,785	$—	$58,501	$6,239	$56,713	$214,332
2006	231,919	—	156,937	3,690	41,112	30,180
2007	325,400	60,000	208,500	1,940	27,617	27,343
2008	97,118	—	53,688	757	16,006	26,667
2009	32,301	—	—	742	8,225	23,334
Thereafter	32,483	—	—	2,069	7,657	22,757

Total	$1,055,006	$60,000	$477,626	$15,437	$157,330	$344,613

(a)	The commitments listed herein include significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, the commitments shown above may not reflect actual cash outlays in future periods. In addition, under the Bankruptcy Code, we may reject certain executory contracts and leases, thus eliminating all or part of those future obligations.

(b)	Borrowings under our variable rate senior secured credit facility are secured by all of our accounts receivable and a majority of our owned real property, intellectual property and equipment. The revolving credit line has a total capacity of $300.0 million and allows up to $215.0 million for letters of credit. We had borrowings outstanding of $60.0 million under the revolving credit line and approximately $152.6 million in letters of credit outstanding as of May 29, 2004. As of September 21, 2004, the date preceding our Chapter 11 filing, we had borrowings outstanding of $40.0 million under the revolving credit line and approximately $173.2 million in letters of credit outstanding. In addition, on September 21, 2004, we had $100.0 million aggregate principal amount of 6.0% senior subordinated convertible notes outstanding. The payment schedule above presents our variable rate senior secured facility in accordance with its contractual terms. We have presented this facility in our May 29, 2004 financial statements as amounts payable within one year due to our default under this facility.

(c)	At May 29, 2004, we had in place various operating leases for equipment on which we have guaranteed the buyout price. Some of these leases were entered into on dates from June 15, 1999 through December 16, 2002 and expire on dates from June 14, 2004 through December 15, 2007. Our maximum potential obligations under these guarantees are approximately $10.6 million. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45), these guarantees have not been recorded on our consolidated balance sheet as of May 29, 2004, as they were in existence prior to the effective date of the interpretation. However, in fiscal 2004, we entered into new operating leases for equipment with five-year terms and for which we have guaranteed the buyout price. Our maximum potential obligations under these guarantees for these leases are approximately $6.1 million. The fair value of these guarantees as of May 29, 2004 was approximately $0.3 million. Each of these will be amortized over the term of the respective leases.

(d)	The unconditional purchase obligations represent obligations as of May 29, 2004. This includes items such as ingredients, packaging, third party agreements to perform certain functions and other obligations. See Note 15. Subsequent Events to the consolidated financial statements included herein for information regarding the revision of the third party agreements.
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
Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sweeteners, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivatives positions as of May 29, 2004, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.
Interest rates. We enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. Our May 29, 2004 interest rate swap agreements fixed interest rates on $350.0 million in variable rate debt to fixed rates ranging from 5.47% to 7.91% and expired in July and August 2004. Based upon a sensitivity analysis at May 29, 2004, an assumed 10% adverse change in interest rates would not have a material impact on our fair values, future earnings or cash flows.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO FINANCIAL STATEMENTS

Page
Number
Report of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets (Restated) at May 29, 2004 and May 31, 2003	51

Consolidated Statements of Operations (Restated) for the 52 weeks ended May 29, 2004, May 31, 2003 and June 1, 2002	52

Consolidated Statements of Cash Flows (Restated) for the 52 weeks ended May 29, 2004, May 31, 2003 and June 1, 2002	53

Consolidated Statements of Stockholders’ Equity and Comprehensive Operations (Restated) for the 52 weeks ended May 29, 2004, May 31, 2003 and June 1, 2002	54

Notes to Consolidated Financial Statements:

1. Voluntary Chapter 11 Filing	56
2. Restatement	58
3. Description of Business and Significant Accounting Policies	63
4. Debt	71
5. Derivative Instruments	73
6. Commitments and Contingencies	74
7. Income Taxes	79
8. Employee Benefit Plans	80
9. Stock-Based Compensation	86
10. Goodwill and Other Intangible Assets	87
11. Accrued Expenses and Other Liabilities	87
12. Restructuring and Other Charges	88
13. Stock Repurchases	90
14. Stockholder Rights Plan	90
15. Subsequent Events	91
16. Quarterly Financial Information (Unaudited)	93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Interstate Bakeries Corporation
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Interstate Bakeries Corporation and its subsidiaries (the “Company”) as of May 29, 2004 and May 31, 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive operations, and cash flows for each of the three years in the period ended May 29, 2004. Our audits also included the schedule of valuation and qualifying accounts listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 29, 2004 and May 31, 2003, and the results of its operations and its cash flows for each of the three years in the period ended May 29, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code subsequent to year end. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.
As discussed in Note 2, the accompanying consolidated financial statements have been restated.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s current year loss from operations, negative working capital, downward sales trends and the potential lack of liquidity should the Company be unable to successfully reorganize under its Chapter 11 bankruptcy filing, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 3, 2006

INTERSTATE BAKERIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Restated, See Note 2)
	May 29,	May 31,
	2004	2003
	(in thousands)
Assets
Current assets:
Cash	$39,728	$44,961
Accounts receivable, less allowance for doubtful accounts of $3,700,000 ($4,000,000 at May 31, 2003)	182,060	182,738
Inventories	71,901	74,681
Assets held for sale	452	—
Other current assets	108,577	93,289

Total current assets	402,718	395,669

Property and equipment:
Land and buildings	462,668	463,361
Machinery and equipment	1,088,985	1,103,524

	1,551,653	1,566,885
Less accumulated depreciation	(738,728)	(708,864)

Net property and equipment	812,925	858,021

Goodwill	215,346	215,346
Other intangible assets	190,416	191,995
Other assets	52,392	36,318

Total assets	$1,673,797	$1,697,349

Liabilities and Stockholders’ Equity

Current liabilities:
Long-term debt payable within one year	$542,701	$57,420
Accounts payable	158,754	145,525
Accrued expenses	275,354	273,938

Total current liabilities	976,809	476,883

Long-term debt	10,362	536,788
Other liabilities	311,183	283,280
Deferred income taxes	113,735	109,968

Total long-term liabilities	435,280	930,036

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized — 1,000,000 shares; issued — none	—	—
Common stock, par value $0.01 per share; authorized — 120,000,000 shares; issued — 81,579,000 shares	816	816
Additional paid-in capital	586,616	588,950
Retained earnings	364,886	407,735
Treasury stock, at cost — 36,198,000 shares (36,298,000 at May 31, 2003)	(679,016)	(680,913)
Treasury stock held in rabbi trust, at cost – none (477,000 shares at May 31, 2003)	—	(8,946)
Unearned restricted stock compensation	(6,982)	—
Accumulated other comprehensive loss	(4,612)	(17,212)

Total stockholders’ equity	261,708	290,430

Total liabilities and stockholders’ equity	$1,673,797	$1,697,349

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Restated, See Note 2)
	Fifty-Two Weeks Ended
	May 29,	May 31,	June 1,
	2004	2003	2002
	(in thousands, except per share data)
Net sales	$3,467,562	$3,525,780	$3,531,623

Cost of products sold (exclusive of items shown below)	1,733,303	1,739,746	1,676,963
Selling, delivery and administrative expenses	1,643,757	1,605,512	1,588,631
Restructuring charges	12,066	9,910	—
Other charges	—	3,591	25,700
Depreciation and amortization	91,024	94,400	94,511
Loss on sale or abandonment of assets	5,738	2,345	1,980

	3,485,888	3,455,504	3,387,785

Operating income (loss)	(18,326)	70,276	143,838

Other income	(331)	(87)	(335)
Interest expense	37,543	41,226	38,049

	37,212	41,139	37,714

Income (loss) before income taxes	(55,538)	29,137	106,124
Provision (benefit) for income taxes	(22,168)	10,410	39,024

Net income (loss)	$(33,370)	$18,727	$67,100

Earnings (loss) per share:
Basic	$(0.74)	$0.42	$1.34

Diluted	$(0.74)	$0.41	$1.31

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Restated, See Note 2)
	Fifty-Two Weeks Ended
	May 29,	May 31,	June 1,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(33,370)	$18,727	$67,100
Depreciation and amortization	91,024	94,400	94,511
Provision for deferred income taxes	(5,336)	(12,764)	2,307
Non-cash interest expense — deferred debt fees	2,461	1,778	3,310
Non-cash interest on swap agreements	(3,217)	3,872	—
Non-cash common stock award	—	3,591	—
Non-cash restricted stock and deferred share compensation expense	2,146	899	—
Loss on sale/write-down or abandonment of assets	7,146	2,997	9,815
Income tax benefit on employee stock transactions	4	2,113	2,589
Change in operating assets and liabilities:
Accounts receivable	678	14,345	749
Inventories	2,780	358	(4,028)
Other current assets	(15,354)	(9,331)	(3,901)
Accounts payable and accrued expenses	25,817	13,117	25,675
Long-term portion of self insurance reserves	33,870	5,381	5,752
Other	3,650	16,113	(3,281)

Cash from operating activities	112,299	155,596	200,598

Cash flows used in investing activities:
Purchases of property and equipment	(55,266)	(100,737)	(77,197)
Proceeds from sale of assets	4,701	6,475	7,473
Acquisition of other intangible assets	(198)	(4,670)	(306)
Acquisition and development of software assets	(14,758)	(7,487)	(96)
Other	(245)	62	14

Cash used in investing activities	(65,766)	(106,357)	(70,112)

Cash flows used in financing activities:
Reduction of long-term debt	(41,145)	(46,495)	(612,373)
Addition to long-term debt	—	—	650,000
Common stock dividends paid	(9,479)	(12,539)	(14,442)
Stock option exercise proceeds	776	10,299	13,771
Acquisition of treasury stock	(53)	(189)	(158,325)
Debt fees	(1,865)	(2,199)	(8,850)

Cash used in financing activities	(51,766)	(51,123)	(130,219)

Change in cash	(5,233)	(1,884)	267
Cash:
Beginning of period	44,961	46,845	46,578

End of period	$39,728	$44,961	$46,845

Cash payments (received) for:
Interest	$39,453	$36,619	$31,146
Income taxes	(2,339)	23,800	33,404
Non-cash investing and financing activities excluded above:
Issuance of restricted stock	7,840	—	—
Accrued deferred share award liability settled through equity issuance	—	7,061	—
Equipment purchases financed with capital lease obligations	—	11,688	—
Real estate financed with capital lease obligations	—	1,888	2,237
See accompanying notes.

INTERSTATE BAKERIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE OPERATIONS
(in thousands, except per share data)

							Treasury Stock
	Common						Held in Rabbi		Unearned	Accumulated
	Stock Issued		Additional		Treasury Stock		Trust		Restricted	Other	Total
	Number	Par	Paid-in	Retained	Number of		Number of		Stock	Comprehensive	Stockholders’
	of Shares	Value	Capital	Earnings	Shares	Cost	Shares	Cost	Compensation	Loss	Equity
Balance June 2, 2001(as previously reported)	79,851	$799	$551,963	$373,087	(29,495)	$(533,044)	—	$—	$—	$—	$392,805
Cumulative effect of restatement on prior years (See Note 2)	—	—	—	(24,198)	—	—	—	—	—	—	(24,198)

Balance June 2, 2001 (Restated, See Note 2)	79,851	799	551,963	348,889	(29,495)	(533,044)	—	—	—	—	368,607
Comprehensive income (a) (Restated, See Note 2)	—	—	—	67,100	—	—	—	—	—	(4,957)	62,143
Stock options exercised and related income tax benefit	833	8	16,352	—	—	—	—	—	—	—	16,360
Dividends paid — $0.28 per share	—	—	—	(14,442)	—	—	—	—	—	—	(14,442)
Treasury stock acquired	—	—	—	—	(7,363)	(158,325)	—	—	—	—	(158,325)

Balance June 1, 2002 (Restated, See Note 2)	80,684	807	568,315	401,547	(36,858)	(691,369)	—	—	—	(4,957)	274,343
Comprehensive income (a) (Restated, See Note 2)	—	—	—	18,727	—	—	—	—	—	(12,255)	6,472
Deferred share award and related income tax effect	213	2	6,428	—	—	—	—	—	—	—	6,430
Share award and related income tax effect	133	1	3,500	—	—	—	—	—	—	—	3,501
Stock options exercised and related income tax benefit	549	6	10,707	—	90	1,699	—	—	—	—	12,412
Dividends paid — $0.28 per share	—	—	—	(12,539)	—	—	—	—	—	—	(12,539)
Treasury stock acquired	—	—	—	—	(7)	(189)	—	—	—	—	(189)
Transfer of treasury stock to rabbi trust	—	—	—	—	477	8,946	(477)	(8,946)	—	—	—

Balance May 31, 2003 (Restated, See Note 2)	81,579	816	588,950	407,735	(36,298)	(680,913)	(477)	(8,946)	—	(17,212)	290,430
Comprehensive loss (a) (Restated, See Note 2)	—	—	—	(33,370)	—	—	—	—	—	12,600	(20,770)
Restricted share award	—	—	(2,098)	—	530	9,938	—	—	(7,840)	—	—
Restricted share compensation expense	—	—	—	—	—	—	—	—	800		800
Restricted share forfeitures and other	—	—	2	—	(4)	(74)	—	—	58	—	(14)
Stock options exercised and related income tax benefit	—	—	(238)	—	55	1,032	—	—	—	—	794
Dividends paid — $0.21 per share	—	—	—	(9,479)	—	—	—	—	—	—	(9,479)
Treasury stock acquired	—	—	—	—	(4)	(53)	—	—	—	—	(53)
Transfer of treasury stock from rabbi trust	—	—	—	—	(477)	(8,946)	477	8,946	—	—	—

Balance May 29, 2004	81,579	$816	$586,616	$364,886	(36,198)	$(679,016)	—	$—	$(6,982)	$(4,612)	$261,708

(a)	Reconciliations of net income (loss) to comprehensive income (loss) are as follows:

	2004	2003	2002
Net income (loss) (Restated, See Note 2)	$(33,370)	$18,727	$67,100

Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of income taxes of $2,410, $6,630 and $8,360, respectively	4,017	(11,049)	(13,934)
Losses on interest rate swaps reclassified to interest expense, net of income taxes of $3,380, $5,383 and $2,652, respectively	5,634	8,971	4,421
Commodity derivative (gains) losses reclassified to cost of products sold, net of income taxes of $2,537, $774 and $2,734, respectively	(4,229)	1,290	4,556
Minimum pension liability adjustment, (Restated, See Note 2) net of income taxes of $4,316 and $6,912, respectively	7,178	(11,467)	—

Other comprehensive income (loss) total (Restated, See Note 2)	12,600	(12,255)	(4,957)

Comprehensive income (loss) (Restated, See Note 2)	$(20,770)	$6,472	$62,143

The balance of accumulated other comprehensive loss consists of the following:

	May 29,	May 31,
	2004	2003
	(dollars in thousands)
Derivative instruments	$(324)	$(5,746)
Minimum pension liability adjustment (Restated, See Note 2)	(4,288)	(11,466)

Total (Restated, See Note 2)	$(4,612)	$(17,212)

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Voluntary Chapter 11 Filing
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819, 04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. Subsequently, on November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. Mrs. Cubbison’s Foods, Inc., or Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, was not originally included in the Chapter 11 filing. However, on January 14, 2006, Mrs. Cubbison’s filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). The respective $2.0 million and $1.8 million minority interest in Mrs. Cubbison’s is reflected in other liabilities at May 29, 2004 and May 31, 2003, respectively and the minority interest impact on the statement of operations is insignificant for all periods presented. We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
On September 23, 2004, we entered into a Revolving Credit Agreement (the “DIP Facility”) with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The DIP Facility received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. The DIP Facility provides for a $200.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. We entered into the first amendment to the DIP Facility on November 1, 2004, the second amendment to the DIP Facility on January 20, 2005, the third amendment to the DIP Facility on May 26, 2005, the fourth amendment to the DIP Facility on November 30, 2005, the fifth amendment to the DIP Facility on December 27, 2005, the sixth amendment to the DIP Facility on March 29, 2006, the seventh amendment to the DIP Facility on June 28, 2006 and the eighth amendment to the DIP Facility on August 25, 2006 to reflect certain modifications. See Note 4. Debt for further discussion regarding the DIP Facility.
In conjunction with the commencement of the Chapter 11 process, we sought and obtained several orders from the Bankruptcy Court which were intended to enable us to operate in the normal course of business during the Chapter 11 process. The most significant of these orders:
•	authorize us to pay pre-petition and post-petition employee wages and salaries and related benefits during our restructuring under Chapter 11;

•	authorize us to pay trust fund taxes in the ordinary course of business, including pre-petition amounts; and

•	authorize the continued use of our cash management systems.
Pursuant to the Bankruptcy Code, our pre-petition obligations, including obligations under debt instruments, generally may not be enforced against us. In addition, any actions to collect pre-petition indebtedness are automatically stayed unless the stay is lifted by the Bankruptcy Court.
As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of August 15, 2006, we have rejected over 400 unexpired leases and have included charges for our estimated liability related thereto in the applicable periods. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject. For these executory contracts and remaining unexpired leases, we cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting these contracts or leases, and no provisions have yet been made for these items.
Since the Petition Date, we have been actively engaged in restructuring our operations. With the assistance of an independent consulting firm specializing in restructuring operations, we restructured our 10 profit centers (PCs), including the closure of bakeries and distribution centers, rationalized our delivery route network, and reduced our workforce. In addition, we disposed of certain non-core assets during our Chapter 11 case and commenced negotiations of long-term extensions with respect to most of our 420 collective bargaining agreements (CBAs) with union-represented employees. Finally, we have initiated a marketing program designed to offset revenue declines by developing protocols to better anticipate and meet changing consumer demand through a consistent flow of new products. As part of our restructuring efforts we are evaluating various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring and the filing of a plan of reorganization with the Bankruptcy Court, or any combination of these options.
When we began the PC review process, we recognized that such complex consolidation activities would entail certain implementation risks. For example, it could not be determined with precision that forecasted sales would be achieved in terms of either sales volume or gross margin. We anticipated that there would be a period of transition before the true impact of the projected efficiencies could be realized. Indeed, we expected that the path would not always be smooth as both employees and customers had to become accustomed to the restructured operations. Accordingly, we have been and will continue to evaluate the impact of these restructurings. For instance, we continue to focus on improving manufacturing processes in the bakeries and enhancing service to customers through our field sales force. Understanding the true impact of the projected efficiencies is a critical component in evaluating the credibility of a long-term business plan. A credible long-term business plan is essential to the assessment of a reasonable range of values for our reorganized business and the determination of how much debt and equity our businesses will be able to support. Both of these assessments are prerequisites to discussions regarding and the filing of a plan of reorganization.
See Note 12. Restructuring and Other Charges to these consolidated financial statements for related disclosures.
Our financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our Chapter 11 filing raises substantial doubt about our ability to continue as a going concern. Our continuation as a “going concern” is dependent upon, among other things, our ability to evaluate and execute various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.
The consolidated financial statements do not reflect adjustments that may occur in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), which will be adopted for financial reporting in periods ending after September 22, 2004, assuming that we will continue as a going concern. In the Chapter 11 proceedings, substantially all unsecured liabilities except payroll and benefit related charges as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings will be segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7. The ultimate amount of and settlement terms for our pre-bankruptcy liabilities are dependent on the outcome of the Chapter 11 proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings, and certain gains and losses resulting from a reorganization or restructuring of our business will be reported separately as reorganization items. In addition, interest expense will be reported only to the extent that it will be paid during the Chapter 11 proceedings or that it is probable that it will be an allowed claim under the bankruptcy proceedings.
2. Restatement
Subsequent to the issuance of our unaudited consolidated financial statements for the three years ended May 29, 2004 on a Form 8-K filed December 10, 2004, we determined that those financial statements required restatement to correct various errors. The following is a brief discussion of each of these errors:
Workers’ Compensation Reserve
We determined that available information concerning our experience with workers’ compensation claims was not properly evaluated, which resulted in the workers’ compensation reserves not being correctly calculated as of May 29, 2004.
ABA Plan
In December, 2004, we began a review of the accounting treatment of our American Bakers Association Retirement Plan, or ABA Plan, a defined benefit pension plan, in light of newly identified information. We had previously accounted for the ABA Plan as a multi-employer plan, which resulted in recognition of expense in the amount of our actual contributions to the ABA Plan but did not require recognition of any service or interest cost or for the Company to record any minimum pension benefit obligation on our balance sheet. Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation.
Leases
We identified leases that were accounted for as operating leases and should have been accounted for as capital leases, and other leases in which rent escalations were not accounted for properly when calculating straight-line rent expense. We have corrected certain of these identified lease errors as part of this restatement and concluded that the uncorrected lease errors were not material to the financial statements.
Depreciation
As part of a detailed review of machinery and equipment, we determined that certain items had been taken out of service; however the related asset had not been removed from the balance sheet. As a result, prior periods included depreciation expense for items that should have been written off in earlier periods. Therefore, depreciation expense in prior periods was overstated and loss on disposal of machinery and equipment was understated. In addition, amounts were reclassified from depreciation and amortization to loss on sale or abandonment of assets.
Supplemental Executive Retirement Plans
As it relates to our Supplemental Executive Retirement Plan, we previously allocated the expense for expected benefits over the period from plan participation through the date of cliff vesting. This restatement reflects the impact of allocating the expected benefits earned over the benefit accrual period of up to 20 years.

Cash
We determined that our positive cash balances at certain banks should not have been netted with our negative cash balances at other banks and have reclassified the negative cash balances to accounts payable. Accordingly, we have increased our cash and accounts payable balances by approximately $39.7 million and $45.0 million at May 29, 2004 and May 31, 2003, respectively.
Income Taxes
Certain income tax contingency reserves were reclassified from deferred income taxes to other liabilities.
The following summarizes the effects of the restatements made to the accompanying consolidated financial statements to reflect the various matters discussed above:

	Fifty-Two Weeks Ended
	May 29,	May 31,	June 1,
	2004	2003	2002
		(in thousands)
Net income (loss) as previously reported	$(25,678)	$27,450	$69,789

Adjustments net of tax
Workers’ compensation reserves	(5,009)	—	—
ABA Plan	(2,737)	(7,858)	(2,280)
Leases	(149)	(214)	(193)
Depreciation	355	(301)	(216)
SERP	(152)	(350)	—

Net income (loss) as restated	$(33,370)	$18,727	$67,100

The cumulative effect of the various restatements discussed above on an after tax basis to retained earnings on the opening balance sheet as of June 2, 2001 was $24.2 million. Of this amount, the ABA Plan error accounted for 90.8% of the total adjustment.
Consolidated Statement of Operations

	Fifty-Two Weeks Ended
	May 29, 2004
	As Previously	Effect of
Consolidated Statement of Operations	Reported	Restatement	As Restated
	(in thousands, except per share data)
Cost of products sold	$1,728,191	$5,112	$1,733,303
Selling, delivery and administrative expenses	1,637,944	5,813	1,643,757
Depreciation and amortization	96,040	(5,016)	91,024
Loss on sale or abandonment of assets	—	5,738	5,738

Operating loss	(6,679)	(11,647)	(18,326)
Other income	(33)	(298)	(331)
Interest expense	36,583	960	37,543

Loss before income taxes	(43,229)	(12,309)	(55,538)
Provision for income taxes	(17,551)	(4,617)	(22,168)

Net loss	$(25,678)	$(7,692)	$(33,370)

Loss per share:
Basic	$(0.57)	$(0.17)	$(0.74)
Diluted	$(0.57)	$(0.17)	$(0.74)

	Fifty-Two Weeks Ended
	May 31, 2003
	As Previously	Effect of
Consolidated Statement of Operations	Reported	Restatement	As Restated
	(in thousands, except per share data)
Cost of products sold	$1,734,494	$5,252	$1,739,746
Selling, delivery and administrative expenses	1,599,340	6,172	1,605,512
Depreciation and amortization	95,177	(777)	94,400
Loss on sale or abandonment of assets	—	2,345	2,345

Operating income	83,268	(12,992)	70,276
Interest expense	40,262	964	41,226

Income before income taxes	43,093	(13,956)	29,137
Provision for income taxes	15,643	(5,233)	10,410

Net income	$27,450	$(8,723)	$18,727

Earnings per share:
Basic	$0.62	$(0.20)	$0.42
Diluted	$0.61	$(0.20)	$0.41

	Fifty-Two Weeks Ended
	June 1, 2002
	As Previously	Effect of
Consolidated Statement of Operations	Reported	Restatement	As Restated
	(in thousands, except per share data)
Cost of products sold	$1,675,504	$1,459	$1,676,963
Selling, delivery and administrative expenses	1,587,719	912	1,588,631
Depreciation and amortization	95,343	(832)	94,511
Loss on sale or abandonment of assets	—	1,980	1,980

Operating income	147,357	(3,519)	143,838
Interest expense	37,266	783	38,049

Income before income taxes	110,426	(4,302)	106,124
Provision for income taxes	40,637	(1,613)	39,024

Net income	$69,789	$(2,689)	$67,100

Earnings per share:
Basic	$1.39	$(0.05)	$1.34
Diluted	$1.36	$(0.05)	$1.31
Consolidated Balance Sheets

	May 29, 2004
	As Previously	Effect of
Consolidated Balance Sheets	Reported	Restatement	As Restated
	(in thousands)
Cash	$—	$39,728	$39,728
Assets held for sale	—	452	452
Other current assets	106,402	2,175	108,577

Total current assets	360,363	42,355	402,718

Land and buildings	453,161	9,507	462,668
Machinery and equipment	1,098,984	(9,999)	1,088,985
Less accumulated depreciation	(742,753)	4,025	(738,728)

Net property and equipment	809,392	3,533	812,925

Other assets	50,908	1,484	52,392

Total assets	$1,626,425	$47,372	$1,673,797

Long-term debt payable within one year	$541,373	$1,328	$542,701
Accounts payable	119,027	39,727	158,754
Accrued expenses	270,303	5,051	275,354

Total current liabilities	930,703	46,106	976,809

	May 29, 2004
	As Previously	Effect of
Consolidated Balance Sheets	Reported	Restatement	As Restated
	(in thousands)
Long-term debt	3,399	6,963	10,362
Other liabilities	240,118	71,065	311,183
Deferred income taxes	147,493	(33,758)	113,735

Total long-term liabilities	391,010	44,270	435,280

Retained earnings	408,188	(43,302)	364,886
Accumulated other comprehensive loss	(4,910)	298	(4,612)

Total stockholders’ equity	304,712	(43,004)	261,708

Total liabilities and stockholders’ equity	$1,626,425	$47,372	$1,673,797

	May 31, 2003
	As Previously	Effect of
Consolidated Balance Sheets	Reported	Restatement	As Restated
	(in thousands)
Cash	$—	$44,961	$44,961
Other current assets	92,476	813	93,289
Total current assets	349,895	45,774	395,669

Land and buildings	451,999	11,362	463,361
Less accumulated depreciation	(702,050)	(6,814)	(708,864)
Net property and equipment	853,473	4,548	858,021

Other assets	34,982	1,336	36,318

Total assets	$1,645,691	$51,658	$1,697,349

Long-term debt payable within one year	$56,259	$1,161	$57,420
Accounts payable	100,564	44,961	145,525
Accrued expenses	268,758	5,180	273,938

Total current liabilities	425,581	51,302	476,883

Long-term debt	528,771	8,017	536,788
Other liabilities	225,103	58,177	283,280
Deferred income taxes	140,479	(30,511)	109,968

Total long-term liabilities	894,353	35,683	930,036

Retained earnings	443,345	(35,610)	407,735
Accumulated other comprehensive loss	(17,495)	283	(17,212)
Total stockholders’ equity	325,757	(35,327)	290,430

Total liabilities and stockholders’ equity	$1,645,691	$51,658	$1,697,349

Consolidated Statement of Cash Flows

	Fifty-Two Weeks Ended
	May 29, 2004
	As Previously	Effect of
Consolidated Statement of Cash Flows	Reported	Restatement	As Restated
	(in thousands)
Cash flows from operating activities:
Net loss	$(25,678)	$(7,692)	$(33,370)
Depreciation and amortization	96,040	(5,016)	91,024
Provision for deferred income taxes	(720)	(4,616)	(5,336)
Loss on sale/write-down of property and equipment	1,265	5,881	7,146
Change in operating assets and liabilities:
Other current assets	(15,361)	7	(15,354)
Accounts payable and accrued expenses	31,180	(5,363)	25,817
Long-term portion of self insurance reserves	25,855	8,015	33,870
Other	(1,069)	4,719	3,650
Cash from operating activities	116,364	(4,065)	112,299
Cash flows used in investing activities:
Other	36	(281)	(245)
Cash used in investing activities	(65,485)	(281)	(65,766)
Cash flows used in financing activities:
Reduction of long-term debt	(40,258)	(887)	(41,145)
Cash used in financing activities	(50,879)	(887)	(51,766)
Change in cash
Cash	—	(5,233)	(5,233)
Beginning of period	—	44,961	44,961

End of period	$—	$39,728	$39,728

	Fifty-Two Weeks Ended
	May 31, 2003
	As Previously	Effect of
Consolidated Statement of Cash Flows	Reported	Restatement	As Restated
	(in thousands)
Cash flows from operating activities:
Net income	$27,450	$(8,723)	$18,727
Depreciation and amortization	95,177	(777)	94,400
Provision for deferred income taxes	(7,531)	(5,233)	(12,764)
Loss on sale/write-down of property and equipment	652	2,345	2,997
Change in operating assets and liabilities:
Other current assets	(9,469)	138	(9,331)
Accounts payable and accrued expenses	13,451	(334)	13,117
Other	4,626	11,487	16,113
Cash from operating activities	156,693	(1,097)	155,596
Cash flows used in investing activities:
Additions to property and equipment	(98,849)	(1,888)	(100,737)
Cash used in investing activities	(104,469)	(1,888)	(106,357)
Cash flows used in financing activities:
Reduction of long-term debt	(47,596)	1,101	(46,495)
Cash used in financing activities	(52,224)	1,101	(51,123)
Change in cash
Cash	—	(1,884)	(1,884)
Beginning of period	—	46,845	46,845

End of period	$—	$44,961	$44,961

	Fifty-Two Weeks Ended
	June 1, 2002
	As Previously	Effect of
Consolidated Statement of Cash Flows	Reported	Restatement	As Restated
	(in thousands)
Cash flows from operating activities:
Net income	$69,789	$(2,689)	$67,100
Depreciation and amortization	95,343	(832)	94,511
Provision for deferred income taxes	3,920	(1,613)	2,307
Loss on sale/write-down of property and equipment	7,835	1,980	9,815
Change in operating assets and liabilities:
Accounts payable and accrued expenses	23,628	2,047	25,675

	Fifty-Two Weeks Ended
	June 1, 2002
	As Previously	Effect of
Consolidated Statement of Cash Flows	Reported	Restatement	As Restated
	(in thousands)
Other	(5,203)	1,922	(3,281)
Cash from operating activities	199,783	815	200,598
Cash flows used in investing activities:
Additions to property and equipment	(74,960)	(2,237)	(77,197)
Cash used in investing activities	(67,875)	(2,237)	(70,112)
Cash flows used in financing activities:
Reduction of long-term debt	(614,062)	1,689	(612,373)
Cash used in financing activities	(131,908)	1,689	(130,219)
Change in cash
Cash	—	267	267
Beginning of period	—	46,578	46,578

End of period	$—	$46,845	$46,845

3. Description of Business and Significant Accounting Policies
Description of business — Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. Any reference, unless otherwise noted, to “IBC,” “us,” “we” and “our” refers to Interstate Bakeries Corporation and its subsidiaries, taken as a whole.
Fiscal year end — Our fiscal year is a 52 or 53-week period ending on the Saturday closest to the last day of May. Fiscal years 2004, 2003, and 2002 are 52-week periods.
Principles of consolidation — The consolidated financial statements include the accounts of IBC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents — We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of bank balances totaling approximately $45.3 million and $27.8 million at May 29, 2004 and May 31, 2003, respectively.
Inventories — Inventories are stated at the lower of cost or market. Specific first-in first-out invoiced costs are used with respect to ingredients and packaging and average costs are used for finished goods.
The components of inventories are as follows:

	May 29,	May 31,
	2004	2003
	(in thousands)
Ingredients and packaging	$48,936	$51,827
Finished goods	22,965	22,854

	$71,901	$74,681

Property and equipment — Property and equipment are recorded at cost and depreciated over estimated useful lives of 4 to 35 years, using the straight-line method for financial reporting purposes. In order to maximize the efficiency of our operations, we remove and relocate equipment between bakeries. Such removal and relocation costs are expensed as incurred. Reinstallation costs are capitalized if the useful life or efficiency of the equipment is significantly improved. Otherwise, reinstallation costs are expensed as incurred.
As of May 29, 2004 and May 31, 2003, we had approximately $3.1 million and $2.6 million, respectively, of property and equipment, which we were actively marketing or otherwise planning to sell or retire. As of May 29, 2004, approximately $0.5 million of these assets were classified as assets held for sale and the remaining $2.6 million were included in property and equipment. No property and equipment in fiscal 2003 was classified as assets held for sale.
Our capital leases include real estate and handheld computer equipment that expire at various dates through 2018. These capital assets are included in both land and buildings and machinery and equipment. At May 29, 2004 and May 31, 2003 assets recorded under capital leases were $23.1 million and $23.0 million with the related accumulated depreciation of $9.1 million and $5.4 million respectively. The amortization of assets under capital lease is included with depreciation expense.
Interest cost capitalized as part of the construction cost of capital assets was approximately $0.1 million, $1.2 million, and $0.7 million in fiscal 2004, 2003 and 2002, respectively.
Assets held for sale — Property that is no longer used and is to be disposed of by sale is recognized in the financial statements at the lower of the carrying amount or estimated fair value, less estimated cost to sell, and is not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale must be expected to be completed during the ensuing year, the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria.
Lease obligations — We lease office space, handheld computer equipment and real property used both for outlets for retail distribution of our bakery products and as depots and warehouses in our distribution system. All leases are accounted for under the guidance provided by SFAS No. 13, Accounting for Leases. These leases are classified as either capital leases or operating leases as appropriate.
Software costs — Costs associated with computer software projects during the preliminary project stage are expensed as incurred. Once management authorizes and commits to funding a project, appropriate application development stage costs are capitalized. Capitalization ceases when the project is substantially complete and the software is ready for its intended use. Training and maintenance costs associated with software applications are expensed as incurred. As of May 29, 2004 and May 31, 2003, approximately $22.2 million and $7.5 million, respectively, of capitalized software costs were included in other assets in the consolidated balance sheets. Interest cost capitalized as part of the development stage was approximately $0.8 million in fiscal 2004. There was approximately $1.0 million of software placed in service in the fourth quarter of fiscal 2004 which is being amortized over an estimated useful life of seven years commencing when such assets are ready for their intended use, resulting in approximately $32,000 of amortization expense in fiscal 2004. The remaining capitalized software assets were not yet ready for their intended use and thus no amortization was recorded as of May 29, 2004. See Note 15. Subsequent Events regarding the write-off of capitalized software assets during fiscal 2005.
Goodwill and other intangible assets — Goodwill represents the excess of purchase costs over the fair value of net identifiable assets acquired in business acquisitions. Other intangible assets represent costs allocated to identifiable intangible assets, principally trademarks and trade names acquired in business acquisitions.
On June 3, 2001, we adopted, on a prospective basis, SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized, and are required to be tested for impairment at least annually and more frequently if an event occurs which indicates the intangible asset may be impaired. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. We perform our annual impairment tests of goodwill and other intangible assets with indefinite useful lives at the end of the third quarter and we concluded that no impairment exists. The performance of our impairment testing requires us to determine the fair value of our goodwill and other intangible assets. We used a combined analysis of the Income and Market Approaches to reach a determination of fair value.

See Note 10. Goodwill and Other Intangible Assets to these consolidated financial statements regarding impairment of goodwill and other intangible assets.
Impairment of long-lived assets — We assess the net realizable value of long-lived assets, other than goodwill and other intangibles with indefinite useful lives discussed above, whenever events occur which indicate that the carrying value of the asset may be impaired.
Environmental liabilities — Our environmental liabilities typically result from the remediation of soil contamination caused by hydraulic lift and underground storage tank leakage and fuel spills at and around depot refueling stations. To manage our environmental related liabilities, we utilize our own employees and outside environmental engineering experts. We estimate future costs for known environmental remediation requirements and accrue for environmental related liabilities on an undiscounted basis when it is probable that we have incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of contaminated sites. Adjustments to the liabilities are made when additional information becomes available that affects the estimated remediation costs. In fiscal 2004, 2003 and 2002, charges to income were approximately $5.1 million, $4.1 million, and $3.7 million, respectively for the cost of future remediation of contaminated sites. Accruals totaling approximately $10.5 million and $11.8 million were recorded at May 29, 2004 and May 31, 2003, respectively, for environmental related liabilities.
Pension obligations — We record the pension costs and the liabilities related to the IBC defined benefit plan and American Bakers Association Retirement Plan, or ABA Plan, based upon actuarial valuations. These valuations include the key assumptions determined by management, including discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Changes in pension cost may occur in the future due to changes in the number of plan participants, changes in discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors, including recent pension reform legislation. Due to the lack of historical data, we have immediately recognized the impacts of all prior service costs, plan amendments, and actuarial gains (losses) associated with the ABA Plan. See Note 8. Employee Benefit Plans to these consolidated financial statements for related disclosures.
We also have a Supplemental Executive Retirement Plan (SERP), which provides retirement benefits to certain officers and other select employees. The SERP is an unfunded, non-tax qualified mechanism, which was used to enhance our ability to retain the services of certain employees. The operation of this plan was suspended as of November 11, 2004. See Note 8. Employee Benefit Plans to these consolidated financial statements for related disclosures.
Reserves for self-insurance and postretirement benefits — We maintain insurance programs covering our exposure to workers’ compensation, general and vehicle liability and health care claims. Such programs include the retention of certain levels of risks and costs through high deductibles and other risk retention strategies. Reserves for these exposures are estimated for reported but unpaid losses, as well as incurred but not reported losses, for our retained exposures and are calculated based upon actuarially determined loss development factors as well as other assumptions considered by management, including assumptions provided by our external insurance brokers, consultants and actuaries. The factors and assumptions used for estimating reserves are subject to change based upon historical experience, changes in expected cost and inflation trends, discount rates and other factors.
Derivative instruments — On June 3, 2001, we adopted, on a prospective basis, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as well as later amendments to this standard, SFAS No. 137, SFAS No. 138, and SFAS No. 149 (collectively, SFAS 133).
In accordance with these rules, derivative instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income (OCI), to the extent effective depending on whether the derivative is designated and qualifies for hedge accounting under SFAS No. 133, during the current period. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the change in fair value of a derivative instrument determined to be ineffective under the rules is recognized in current earnings. We record the fair market value of our derivatives based on widely available market quotes, as well as information supplied by independent third parties. The transition adjustment recognized by us in fiscal 2002 for the adoption of these new rules was not material to our financial position or net income.
See Note 5. Derivative Instruments to these consolidated financial statements regarding our derivative hedging activities.
Other comprehensive income (loss) — OCI relates to revenue, expenses, gains and losses which we reflect in stockholders’ equity but exclude from net income. We currently reflect the effect of accounting for derivative instruments which qualify for cash flow hedge accounting and the effect of the recognition of the minimum pension liability in OCI.
Revenue recognition — We recognize sales upon delivery of our products to the customer, net of estimated credits for dated and damaged products. These estimated credits are based upon historical experience.
Major customer — One customer in fiscal 2004 accounted for approximately 10.7% of our consolidated net sales. No customers accounted for more than 10% of our consolidated net sales in fiscal 2003 or fiscal 2002.
Cost of products sold — Our cost of products sold consists of labor costs, ingredients, packaging, energy and other production costs. The primary ingredients used in producing our products are flour, sweeteners, edible oils, yeast, cocoa and the ingredients used to produce our extended shelf life products. We purchase, through our operating subsidiaries, flour at market prices from Cereal Food Processors, Inc., a long-standing supplier, in the regular course of our business under a contract that terminated November 1, 2005. A current director beneficially owns not more than 15% in Cereal Food Processors. During fiscal 2004, 2003, and 2002, our flour purchases from Cereal Food Processors totaled approximately $80.0 million, $78.0 million, and $70.0 million, respectively.
Advertising and promotion costs — We record advertising and promotion costs in selling and delivery expenses. Advertising and promotion costs, through both national and regional media, are expensed in the period in which the costs are incurred. Such costs amounted to approximately $47.5 million, $42.6 million, and $50.1 million for fiscal 2004, 2003 and 2002, respectively.
Sales incentives — We record sales incentives such as discounts, coupons and rebates, as a reduction of net sales in our consolidated statements of operations.
Consideration given to a customer — We record certain costs incurred by us to benefit the reseller of our products such as costs related to improved shelf space, improved shelf position and in-store marketing programs, as a reduction to net sales in our consolidated statements of operations.
Shipping and handling costs — We record shipping and handling costs in selling, delivery and administrative expenses. Such costs amounted to approximately $778.2 million, $766.2 million, and $757.4 million for fiscal 2004, 2003 and 2002, respectively.
Restructuring charges — Costs associated with any plan to restructure our operational infrastructure are reported as restructuring charges in our consolidated statements of operations. These restructuring efforts include the closure of a bakery; the partial shut down of a bakery’s production; the closing of distribution and bakery outlet operations; relocation of bakery equipment, production or distribution to another facility; centralization of work effort and other organizational changes. Costs associated with restructurings are expensed when the related liability is incurred. See Note 12. Restructuring and Other Charges to these consolidated financial statements for related disclosures.
Long-term asset impairments related to restructurings are determined and recorded as described in the section above entitled, “Impairment of long-lived assets.”
Income taxes — We account for income taxes using an asset and liability approach that is used to recognize deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax carrying amounts of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our tax accrual requirements are periodically adjusted based upon events impacting our anticipated tax liabilities, such as the closing of examinations by taxing authorities. These adjustments are charged or credited to income in the period in which the determination is made. See Note 7. Income Taxes to these consolidated financial statements for related disclosures.
Stock-based compensation — We apply Accounting Principles Board Opinion (APB Opinion) No. 25, Accounting for Stock Issued to Employees (APB Opinion 25), and related interpretations in accounting for our 1996 Stock Incentive Plan (the Plan), and, therefore, no compensation expense is recognized for stock options issued under the Plan. For companies electing to continue the use of APB Opinion 25, SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS 123 had been adopted.
The weighted average fair value at date of grant for options granted during fiscal 2004, 2003 and 2002 was $4.75, $7.05 and $10.22, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected dividend yield	2.0%	2.2%	1.0%
Expected volatility	46.4%	43.8%	42.6%
Risk-free interest rate	2.4%	2.9%	4.1%
Expected term in years	4.0	4.0	4.0
Had we adopted the provisions of SFAS 123, estimated pro forma net income and earnings per share would have been as follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	May 29,	May 31,	June 1,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss), as reported	$(33,370)	$18,727	$67,100
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,341	2,860	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,415)	(10,791)	(4,184)

Pro forma net income (loss)	$(38,444)	$10,796	$62,916

Basic earnings (loss) per share:
As reported	$(0.74)	$0.42	$1.34
Pro forma	(0.86)	0.24	1.26
Diluted earnings (loss) per share:
As reported	(0.74)	0.41	1.31
Pro forma	(0.86)	0.24	1.23
On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted, and the eligible options were granted, under our 1996 Stock Incentive Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation is being charged to expense over the vesting period, with approximately $0.8 million recognized as expense in fiscal 2004. See Note 9. Stock-Based Compensation to these consolidated financial statements for related disclosures.
Earnings (loss) per share — Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period including the effect of all potential dilutive common shares, primarily stock options outstanding under our stock compensation plan.
Following is the reconciliation between basic and diluted weighted average shares outstanding used in our earnings (loss) per share computations:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	May 29,	May 31,	June 1,
	2004	2003	2002
	(in thousands)
Basic weighted average common shares outstanding	44,868	44,599	50,091
Effect of dilutive stock compensation	—	586	1,208

Diluted weighted average common shares outstanding	44,868	45,185	51,299

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock and deferred shares awarded totaling approximately 6.8 million, 5.5 million, and 3.8 million for fiscal 2004, 2003 and 2002, respectively, because their effect would have been antidilutive. Due to our reported net loss for fiscal 2004, diluted loss per share amounts are not adjusted for the effect of dilutive stock compensation.
Dividends per common share were $0.21 for fiscal 2004 and $0.28 for fiscal 2003 and fiscal 2002. In March 2004, we announced that our Board of Directors had suspended the dividend on our common stock effective for the fourth quarter of fiscal 2004. Under an August 12, 2004 amendment to our senior secured credit facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better.
Reclassifications — Certain reclassifications within current assets and current liabilities have been made to our fiscal 2003 consolidated balance sheet to conform to the fiscal 2004 presentation.
Contingencies — Various lawsuits, claims and proceedings are pending against us. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. See Note 6. Commitments and Contingencies to these consolidated financial statements for related disclosures.
Newly Adopted Accounting Pronouncements — In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. The effective date of certain provisions of SFAS 150 for certain mandatorily redeemable financial instruments has been deferred by FASB Staff Position (FSP) No. 150-3 Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Under FSP 150-3, certain mandatorily redeemable shares are subject to the provisions of SFAS 150 for the first fiscal period beginning after December 15, 2004. Other mandatorily redeemable shares are deferred indefinitely but may be subject to classification or disclosure provisions of SFAS 150. We have not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor do we currently hold any significant financial instruments as defined within the scope of this pronouncement.
In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133,

Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our consolidated results of operations, cash flows or financial position.
In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46), and subsequently, FIN 46 was replaced with FIN 46R (revised December 2003). FIN 46R is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity (VIE). FIN 46R provides guidance on how to identify a VIE and how an enterprise assesses its interests in a VIE. It also requires VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. We have, and will continue to, adopt the various provisions of FIN 46R as indicated above, but presently do not have any variable interest entities that would be required to be included in our consolidated results of operations, cash flows or financial position.
In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which requires that the fair value of a liability for an asset retirement obligation be recognized when it is incurred. The related asset retirement costs are capitalized as part of the long-lived asset’s carrying value. The adoption of SFAS 143 did not have a material impact on our consolidated results of operations, cash flows or financial position. In March 2005, the FASB further clarified SFAS 143 with FIN No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). See further discussion of FIN 47 below in Recently Issued Accounting Pronouncements.
Recently Issued Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is effective for fiscal years beginning after December 15, 2006, and is effective for us in fiscal 2008. FIN 48 clarifies the way that companies account for uncertainty in income taxes by prescribing a consistent recognition threshold and measurement attribute, as well as establishes criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertain income tax positions. We are currently in the process of evaluating the effects of FIN 48 on our consolidated results of operations, cash flows, and financial position.
In October 2005, the FASB issued FSP No. 13-1, Accounting for Rental Costs Incurred during a Construction Period, (FSP 13-1), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, entities that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period commencing after December 15, 2005. FSP 13-1 is effective for us as of the fourth quarter of fiscal 2006. Our leases are structured such that we do not incur rental costs during the construction period and therefore, do not expect FSP 13-1 to have a material impact on our consolidated results of operations, cash flows, and financial position.
In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and is effective for us in fiscal 2006. FIN 47 requires that liabilities be recognized for the fair value of a legal obligation to perform asset retirement activities even if the timing and/or method of such activities are conditional on a future event that may not be within our control as long as the amount can be reasonably estimated. We are currently in the process of evaluating the effects of FIN 47 on our consolidated results of operations, cash flows, and financial position, but based on our relevant current obligations, we do not expect that the initial adoption of FIN 47 will have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment (SFAS 123R), which amends SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123R, which will be effective for public companies as of the first interim or annual reporting period of the registrant’s first fiscal year that begins after June 15, 2005. Under the new rule, SFAS 123R will become effective for us in the first quarter of fiscal 2007. Based on our current outstanding stock options, the impact to our consolidated results of operations, cash flows, and financial position as a result of implementing SFAS 123R is not expected to be significant but could have a significant impact if we issue stock-based compensation in future periods.

In December 2004, the FASB issued FSP No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction and Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 signed into law in October 2004. FSP 109-1 requires this deduction to be treated as a special deduction in accordance with SFAS 109, Accounting for Income Taxes, which does not require a revaluation of our deferred tax assets. We do not expect FSP 109-1 to have a material impact on our consolidated results of operations, cash flows, and financial position.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for the first fiscal period beginning after June 15, 2005, and is effective for us in the second quarter of fiscal 2006. We do not expect SFAS 153 to have a material impact on our consolidated results of operations, cash flows, and financial position.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 is effective for the fiscal years beginning after June 15, 2005, and is effective for us in the first quarter of fiscal 2007. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be “so abnormal” as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We do not expect SFAS 151 to have a material impact on our consolidated results of operations, cash flows, and financial position.
The Medicare and Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. The Act contains a provision for subsidies to employers who provide prescription drug coverage to retirees. In accordance with FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), the measures of the accumulated postretirement benefit obligation and net periodic benefit cost in these financial statements do not reflect the effects of the Act on the plan. The staff position was effective at the beginning of the second quarter of fiscal 2005. FSP 106-2 is not expected to have a material impact on our consolidated results of operations, cash flows, and financial position due to the fact that we have very few individuals under the plan that have Medicare coverage.
In December 2003, SFAS No. 132R (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106 (SFAS 132R) replaces SFAS 132. SFAS 132R retains the disclosures requirements of SFAS 132, but provides various additional disclosure requirements for defined benefit pension plans and other defined benefit postretirement plans including types of plan assets, investment policies, obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This guidance does not change the requirements for measurement or recognition of pension and other defined postretirement benefit plans. All new provisions of SFAS 132R, which were effective for interim and fiscal years ending after December 15, 2003, have been reflected in disclosures in Note 8. Employee Benefit Plans to our consolidated financial statements except for estimated future benefit payments disclosures, which are effective for fiscal years ending after June 15, 2004 and required for us in fiscal 2005.

4. Debt
     Long-term debt consists of the following:

	May 29,	May 31,
	2004	2003
	(in thousands)
Senior secured credit facility:
Term loans	$477,626	$531,438
Revolving credit line	60,000	44,000

Capital leases	15,437	18,770

	553,063	594,208
Amounts payable within one year	(542,701)	(57,420)

	$10,362	$536,788

We have reflected the total amount due under our senior secured credit facility agreement as amounts payable within one year due to the uncertainty that we will be able to comply with the covenants under this facility. See Note 1. Voluntary Chapter 11 Filing to these consolidated financial statements regarding going concern considerations.
During fiscal 2002, we entered into a $900.0 million senior secured credit facility agreement with a syndicate of banks and institutional lenders which includes (1) a five-year $375.0 million term loan A, repayable in quarterly installments; (2) a six-year $125.0 million term loan B, repayable in quarterly installments; (3) a five-year $100.0 million term loan C, repayable in quarterly installments and (4) a five-year $300.0 million revolving credit facility, maturing in July 2006, which allows up to $175.0 million (increased to $215.0 million via amendment on August 12, 2004) for letters of credit. We had unused capacity for letters of credit of approximately $22.4 million at May 29, 2004.
The maturities on the long-term debt outstanding at May 29, 2004 are as follows (based on contractual terms):

				Revolving
	Term	Term	Term	Credit	Capital
Fiscal Years Ending	Loan A (1)	Loan B (1)	Loan C (1)	Line (1)	Leases	Total
			(in thousands)
2005	$56,251	$1,250	$1,000	$—	$6,239	$64,740
2006	154,687	1,250	1,000	—	3,690	160,627
2007	46,875	89,375	72,250	60,000	1,940	270,440
2008	—	29,688	24,000	—	757	54,445
2009	—	—	—	—	742	742
Thereafter	—	—	—	—	2,069	2,069

	$257,813	$121,563	$98,250	$60,000	$15,437	$553,063

(1)	All amounts classified to short-term due to the uncertainty that we will be able to comply with the covenants under this facility.
The facility is secured by all accounts receivable and certain owned real property, intellectual property and equipment. The outstanding borrowings bear interest at variable rates generally equal to the London Interbank Offered Rate (LIBOR) plus 3.0% on term loan A and the revolving credit facility, LIBOR plus 3.25% on term loan B and LIBOR plus 3.0% on term loan C. We also pay a facility fee of 0.50% on the revolving credit facility commitment.
We amended and extended some of our interest rate swap agreements during the first quarter of fiscal 2003. At May 29, 2004, our interest rate swap agreements fixed interest rates on $350.0 million in variable rate debt to fixed rates ranging from 5.47% to 7.91% and expired in July and August 2004. We concluded these swap agreements qualified for cash flow hedge accounting treatment as they were highly effective as defined by SFAS No. 133. See Note 5. Derivative Instruments to these consolidated financial statements for further discussion of this item.
The senior secured credit facility agreement contains additional covenants which, among other matters (1) limit our ability to incur indebtedness, merge, consolidate and acquire, dispose of or incur liens on assets; and (2) limit aggregate payments of cash dividends on common stock and common stock repurchases to a total of $100.0 million plus 50% of consolidated net income after fiscal 2001. At May 29, 2004, we had the availability under our senior secured credit facility agreement for up to approximately $98.7 million of additional payments of cash dividends on common stock and common stock repurchases subject to compliance with the other covenants.
On May 27, 2004, we amended the leverage and interest coverage covenants in our senior secured credit facility to exclude the effect of the additional workers’ compensation reserve of up to $40.0 million. We otherwise would not have been able to comply with these covenants as of the end of our 2004 fiscal year. These financial covenants had previously been adjusted pursuant to an amendment effective May 7, 2004 to provide additional flexibility for the fourth quarter of fiscal 2004. On August 12, 2004, we further amended the leverage and interest coverage covenants of our credit facility to relax these covenant levels until November 2005 and to increase our capacity for letters of credit from $175.0 million to $215.0 million. As a result of this amendment, the interest rates for all loans under the credit facility increased by 0.50%. In addition, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. On September 10, 2004 and effective as of September 7, 2004, we amended our senior secured credit facility to allow additional borrowing under our revolving credit facility of up to $255.0 million, subject to our ability to deliver certain financial forecasts. Continued borrowings under the senior secured credit facility from and after September 26, 2004 would have required approval by members of the bank group holding more than two-thirds of the aggregate loans and commitments outstanding. As a result of this amendment, the interests rates for all loans under the credit facility increased by an additional 0.50%, with interest to be paid monthly.
On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 in a private placement. Purchasers had an option to purchase in the aggregate up to $20.0 million in additional notes for a period of 60 days following the closing, which was not exercised. The notes are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion rate of 98.9854 shares per $1,000 principal amount of notes (an initial conversion price of $10.1025 per share), subject to adjustment.
We believe, based upon the variable nature of our interest terms that the carrying value of all debt as of May 29, 2004 and May 31, 2003 approximates fair value.
We incurred approximately $1.9 million and $2.2 million in debt fees during fiscal 2004 and 2003, respectively, in conjunction with the senior secured credit facility agreement. These costs are classified as other assets in the consolidated balance sheets and are being amortized as interest expense over the term of the debt agreement.
The foregoing commitments include significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, the commitments shown above may not reflect actual cash outlays in the future period.
The DIP Facility provides for a $200.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over our assets. Interest on borrowings under the DIP Facility are at an alternate base rate plus 1.75%, or, at our option, LIBOR plus 2.75% for interest periods of one, three or six months. We also pay a fee of 0.50% on the unused portion of the DIP Facility. Such interest is payable monthly in arrears, at the end of any interest period or upon the termination of the Commitment.
The DIP Facility subjects us to certain obligations, including the delivery of a Borrowing Base Certificate (as defined in the DIP Facility), cash flow forecasts and operating budgets at specified intervals. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures and the payment of dividends. In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (i) the conversion of any of the bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (ii) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (iii) a change of control (as defined in the DIP Facility); (iv) an order of the Bankruptcy Court permitting holders of security interests to foreclose on the debt on any of our assets which have an aggregate value in excess of $1.0 million; and (v) the entry of any judgment in excess of $1.0 million against us, the enforcement of which remains unstayed. Notwithstanding acceleration pursuant to an event of default, the maturity date on the

Commitment terminates on June 2, 2007. Such maturity date may terminate earlier following the consummation of our plan of reorganization.
5. Derivative Instruments
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
The majority of our derivative instruments are designated and qualify as cash flow hedges under SFAS 133. The wheat instruments are designated as cash flow hedges under the long-haul method, which requires us to evaluate the effectiveness of the hedging relationships on an ongoing basis and to recalculate changes in fair value of the derivatives and the related hedged items independently. Unrealized gains or losses on cash flow hedges are recorded in OCI, to the extent the cash flow hedges are effective, and are reclassified to earnings in the period in which the hedged forecasted transaction impacts earnings. For hedges of future commodities needs, earnings are impacted when our products are produced. In addition, from time to time we enter into commodity derivatives, principally corn, soybean oil, and heating oil, in which we do not elect to apply hedge accounting. Realized and unrealized gains or losses on these positions are recorded in the consolidated statements of operations in cost of products sold or selling, delivery and administrative expenses as appropriate.
We enter into interest rate swap agreements with major banks and institutional lenders to manage the interest rate risk associated with our variable rate debt.
At May 29, 2004, our interest rate swaps fixed interest rates on $350.0 million in variable rate debt to fixed rates ranging from 5.47% to 7.91% and expired in July and August 2004.
At May 29, 2004, we had accumulated losses of approximately $0.5 million, net of income taxes and amounts reclassified to earnings, related to interest rate swaps included in OCI. The fair value of such contracts was included in accrued expenses. At May 29, 2004, we also had accumulated gains of approximately $0.2 million, net of income taxes, related to commodity derivatives and recorded in OCI, with offsetting entries to other current assets. In addition, at May 29, 2004 we had accumulated losses on commodity hedges that did not meet the criteria for hedge accounting or for which we did not elect to apply hedge accounting of approximately $0.2 million, net of income taxes, that were recorded to cost of products sold and accrued expenses. During fiscal 2004, we recognized a gain, net of income taxes, in earnings resulting from hedge ineffectiveness of commodity hedges of approximately $1.0 million in cost of products sold.
At May 31, 2003 we had accumulated losses of approximately $5.9 million, net of income taxes and amounts reclassified to earnings, related to interest rate swaps and recorded to OCI, with offsetting entries to accrued expenses. At May 31, 2003, we also had accumulated gains of approximately $0.2 million, net of income taxes, related to commodity derivatives and recorded to OCI, with an entry to other current assets for an unrealized gain of approximately $1.6 million. In addition, at May 31, 2003, we had accumulated gains on commodity hedges that did not meet the criteria for hedge accounting or for which we did not elect to apply hedge accounting of approximately $0.1 million, net of income taxes, that were recorded to cost of products sold and accrued expenses. We recognized a gain in earnings resulting from hedge ineffectiveness of commodity hedges of approximately $0.6 million, net of income taxes, in fiscal 2003.
All derivative gains and losses recorded in accumulated other comprehensive income, are expected to be reclassified to earnings during the next 12 months.
At May 29, 2004, the fair value of our interest rate swaps was a loss of approximately $1.5 million based upon quotes from third party financial institutions and the fair value of our commodity derivatives was a loss of approximately $0.4 million based upon widely available market quotes. At May 31, 2003, the fair value of our interest rate swaps was a loss of approximately $13.3 million and the fair value of our commodity derivatives was a gain of approximately $1.7 million.
We are exposed to credit losses in the event of nonperformance by counterparties on commodity derivatives and interest rate swap agreements.
6. Commitments and Contingencies
In the normal course of business, we enter into operating leases for transportation equipment, distribution centers and bakery outlet locations. Future minimum rental commitments for all noncancelable operating leases at May 29, 2004, exclusive of taxes and insurance, are as follows:

Fiscal Years Ending	(in thousands)
2005	$56,713
2006	41,112
2007	27,617
2008	16,006
2009	8,225
Thereafter	7,657

$157,330

Net rental expense under operating leases was approximately $69.1 million, $74.4 million, and $80.6 million for fiscal 2004, 2003 and 2002, respectively. The majority of the operating leases contain renewal options for varying periods. Certain leases include non-bargain purchase options during or at the end of the lease term.
At May 29, 2004, we have in place various operating leases for equipment on which we have guaranteed the buyout price. Some of these leases were entered into on dates from June 15, 1999 through December 16, 2002 and expire on dates from June 14, 2004 through December 15, 2007. Our maximum potential obligations under these guarantees are approximately $10.6 million. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, these guarantees have not been recorded on our consolidated balance sheet as of May 29, 2004, as they were in existence prior to the effective date of the interpretation. However, in fiscal 2004, we entered into new operating leases for equipment with five-year terms and for which we have guaranteed the buyout price. Our maximum potential obligations under these guarantees for these leases are approximately $6.1 million. The fair value of these guarantees as of May 29, 2004 was approximately $0.3 million. This balance is being amortized over the terms of the respective leases.
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819, 04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. Subsequently, on November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. On January 14, 2006, Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As a result of the filing, our pre-petition obligations, including obligations under debt instruments, may not be generally enforceable against us, and any actions to collect pre-petition indebtedness and most legal proceedings are automatically stayed, unless the stay is lifted by the Bankruptcy Court.
On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 in a private placement to six institutional accredited investors under an exemption from registration pursuant to Rule 506 of Regulation D promulgated by the SEC. The convertible notes were purchased by Highbridge International LLC, Isotope Limited, AG Domestic Convertibles LP, AG Offshore

Convertibles LTD, Shepherd Investments International, Ltd., and Stark Trading. Between the dates of September 2 and September 21, 2004, we received written correspondence from all of the purchasers of the convertible notes stating that it was their position that we had made certain misrepresentations in connection with the sale of the notes. No legal action has been filed by any of the purchasers with regard to their claims and we will aggressively defend any such action in the event it is filed. On December 6, 2004, U.S. Bank National Association, as indenture trustee, filed proofs of claim in our bankruptcy case on behalf of the noteholders in the amount of $100.7 million, plus any other amounts owing pursuant to the terms of the indenture and reimbursement of the trustee’s fees and expenses. In addition, on March 18, 2005, R2 Investments, LDC filed a proof of claim in the amount of $70.4 million plus interest, fees and expenses based on its holdings of 70% of the notes.
On July 9, 2004, we received notice of an informal inquiry from the SEC. This request followed the voluntary disclosures that we made to the SEC regarding the increase in our reserve for workers’ compensation during fiscal 2004 with a charge to pre-tax income of approximately $48.0 million. We cooperated with the SEC in its inquiry by providing documents and other information. On January 18, 2005, we announced that the SEC had issued an Order commencing a formal investigation of the Company for the time period June 2002 through the present. The Formal Order indicated that the SEC staff had reported information tending to show possible violations of Section 10(b), 13(a) and 13(b)(2) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1 and 13b2-2. The specific allegations pertaining to these subsections included that IBC may have, in connection with the purchase or sale of securities, made untrue statements of material fact or omitted material facts, or engaged in acts which operated as a fraud or deceit upon purchasers of our securities; failed to file accurate annual and quarterly reports; failed to add material information to make any filed reports not misleading; failed to make and keep accurate books and records and maintain adequate internal controls; and falsified books or records.
Pursuant to the Formal Order, the SEC subpoenaed documents and testimony from several current or former officers and directors and individuals from third party professional firms providing services to us. We have continued to cooperate fully with the SEC’s investigation, but we cannot predict the outcome of the inquiry. A resolution of the SEC inquiry, or of other potential proceedings arising from the subject matter of that inquiry, might require us to pay a financial penalty or other sanctions.
After the commencement of our Chapter 11 cases, the NYSE notified us that its Market Trading Analysis Department was reviewing transactions in the common stock of IBC occurring prior to our August 30, 2004 announcement that we were delaying the filing of our Form 10-K and prior to our September 22, 2004 filing of a petition for relief under Chapter 11. In connection with its investigation, the NYSE requested information from us on various dates, including September 22 and October 5, 2004, and February 2, 2005. We believe that we have fully responded to each of the NYSE’s requests for information, with our last response to the NYSE dated June 10, 2005, and we expect to continue to cooperate with the NYSE if it requires any further information or assistance from us in connection with its inquiry.
In February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri. The lead case is known as Smith, et al. v. Interstate Bakeries Corp., et al., No. 4:03-CV-00142 FJG (W.D. Mo.). The seven cases have been consolidated before a single judge and a lead plaintiff has been appointed by the Court. On October 6, 2003, plaintiffs filed their consolidated amended class action complaint. The putative class covered by the complaint is made up of purchasers or sellers of our stock between April 2, 2002 and April 8, 2003. On March 30, 2004, we and our insurance carriers participated in a mediation with the plaintiffs. At the end of that session, the parties reached a preliminary agreement on the economic terms of a potential settlement of the cases in which our insurers would contribute $15.0 million and we would contribute $3.0 million. We also agreed with plaintiffs and our carriers to work towards the resolution of any non-economic issues related to the potential settlement, including documenting and implementing the parties’ agreement. On September 21, 2004, the parties executed a definitive settlement agreement consistent with the terms of the agreement reached at the mediation. The settlement agreement was subject to court approval after notice to the class and a hearing. In connection with the potential settlement, we recorded a charge of $3.0 million during fiscal 2004.
As a result of our Chapter 11 filing, further proceedings in the case were automatically stayed. The settlement agreement provided, however, that the parties would cooperate in seeking to have the Bankruptcy Court lift the automatic stay so that consideration and potential approval of the settlement could proceed. A motion to lift the stay was filed with the Bankruptcy Court on November 24, 2004, and the Bankruptcy Court entered an order granting this motion on April 8, 2005, so that the parties could seek final approval of the settlement agreement from the District Court where the litigation was pending. On September 8, 2005, the District Court entered a final order approving the settlement agreement. We understand that even though the settlement was approved, plaintiffs received an allowed, pre-petition unsecured claim in our Chapter 11 case that may be subject to subordination to the claims of other unsecured creditors.
In June 2003 a purported shareholder derivative lawsuit was filed in Missouri state court against certain current and former officers and directors of IBC, seeking damages and other relief. In the case, which is captioned Miller v. Coffey, et al., No. 03-CV-216141 (Cir. Ct., Jackson Cty.), plaintiffs allege that the defendants in this action breached their fiduciary duties to IBC by using material non-public information about IBC to sell IBC stock at prices higher than they could have obtained had the market been aware of the material non-public information. Our Board of Directors previously had received a shareholder derivative demand from the plaintiffs in the June 2003 derivative lawsuit, requesting legal action by us against certain officers and directors of IBC. In response, our Board of Directors has appointed a Special Review Committee to evaluate the demand and to report to the board. That review is ongoing. Prior to our Chapter 11 filing, the parties had agreed to stay the lawsuit until October 11, 2004 and also had initiated preliminary discussions looking towards the possibility of resolving the matter. On October 8, 2004, the court entered an order extending the stay for an additional 60 days. It is our position that, as a result of our Chapter 11 filing, the case has been automatically stayed under the Bankruptcy Code.
In November 1996, certain of our route sales representatives, or RSRs, brought a class action on behalf of RSRs in the State of Washington, alleging that we had failed to pay required overtime wages under state law. During the third quarter of fiscal 2003, we settled this class action with the plaintiffs for approximately $6.1 million, which we had previously reserved for prior to fiscal 2004. We have negotiated and put into effect a new union contract with the RSRs in the State of Washington that we expect to address this issue.
On December 3, 2003, we were served with a state court complaint pending in the Superior Court of the State of California, County of Los Angeles, captioned Mitchell N. Fishlowitz v. Interstate Brands Corporation, Case No. BC305085. On December 31, 2003, Fishlowitz filed a first amended complaint in Los Angeles County Superior Court. On that date, the state court, at our request, removed the action from the state court to the United States District Court for the Central District of California. On January 8, 2004, we filed an answer to the first amended complaint. The action pending in the District Court was captioned Fishlowitz, et al., etc. v. Interstate Brands Corporation, Inc., Case No. CV03-9585 RGK (JWJx).
The plaintiff alleged violations of the Fair Labor Standards Act, various California Labor Code Sections, and violations of the California Business and Professions Code and California Wage Orders. The plaintiff sought class certification alleging that we failed to pay overtime wages to RSRs in California, that the wages of RSRs employed in California were not accurately calculated, that RSRs in California were not properly granted or compensated for meal breaks and that the plaintiff and other RSRs were required to pay part of the cost of uniforms, which the plaintiff alleged violates California state wage and hour laws. The plaintiff also asserted other minor claims with respect to California state wage and hours laws.
On February 16, 2005, the plaintiff, on behalf of the purported class of individuals similarly situated, filed a motion to lift the automatic stay to continue the prosecution of the underlying action in the California district court against us and non-debtor codefendants. The parties engaged in extensive settlement discussions in an attempt to resolve the action. On August 24, 2005, the parties engaged in mediation before a sitting bankruptcy court judge from the Western District of Missouri. During the course of mediation, the parties reached an agreement in principal regarding the economic terms of a settlement of the action. On September 29, 2005, we requested that the Bankruptcy Court approve the agreement between Fishlowitz, on behalf of himself individually, and as representative of a settlement class and Interstate Brands Corporation and conditionally approve (i) a $6 million general, prepetition unsecured class claim and (ii) a $2 million administrative expense class claim. On that date, the Bankruptcy Court conditionally approved the relief requested, subject to (i) the relevant parties finalizing the settlement agreement and (ii) the Company and the constituents entering into and submitting to the Bankruptcy Court an agreed order on the motion. On October 28, 2005, the Bankruptcy Court entered a final order approving the settlement agreement, subject to entry of a final order from the California district court approving the settlement agreement. The California district court entered a final order approving the settlement on July 24, 2006. We have recorded the total amount of the settlement as a fiscal 2005 charge to operations.
We are named in two additional wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of RSRs. The case involving the putative class is captioned Ruzicka, et al. v. Interstate Brands Corp., et al., No. 03-CV 2846 (FLW) (Sup. Ct., Ocean City, N.J.), and the other case is captioned McCourt, et al. v. Interstate Brands Corp., No. 1-03-CV-00220 (FLW) (D.N.J.). These cases are in their preliminary stages. As a result of our Chapter 11 filing, these cases have been automatically stayed. The named plaintiffs in both cases have filed a proof of claim in our bankruptcy case for unpaid wages. We intend to vigorously contest this litigation.
We are named in an additional wage and hour case brought on behalf of a putative class of bakery production supervisors under federal law, captioned Anugweje v. Interstate Brands Corp., 2:03 CV 00385 (WGB) (D.N.J.). This action is in the preliminary stages. As a result of our Chapter 11 filing, this case has been automatically stayed. We intend to vigorously contest this litigation.
In February 1998, a class action was brought against us in the Circuit Court of Cook County, Illinois, Chancery Division captioned Dennis Gianopolous, et al. v. Interstate Brands Corporation and Interstate Bakeries Corporation, Case No. 98 C 1073. We obtained summary judgment on several of the class plaintiffs’ claims and in July 2003 the court decertified a class claim for medical monitoring. The remaining three claims all allege breach of warranty. The court entered summary judgment in favor of the individual named plaintiff as to liability on one of those claims, but denied plaintiff’s motion for summary judgment as to damages for that claim. In June 2004, the court decertified the class of non-Illinois consumers of the recalled snack cakes. On August 23, 2004, plaintiff’s counsel filed a second amendment to the complaint identifying proposed new class representative(s) for the purported Illinois class. As a result of our Chapter 11 filing, the case was automatically stayed. Pending Bankruptcy Court and Circuit Court approval, we agreed to settle the case by providing coupons to a class of consumers in twenty-three states. On March 3, 2005, the Bankruptcy Court granted relief from the automatic stay to allow the proposed settlement class and us to proceed in the Circuit Court of Cook County to seek approval and implementation of the settlement. On July 17, 2006, the Circuit Court held a final fairness hearing and approved the settlement. We have recorded a charge of $0.8 million in fiscal 2005 based upon this settlement.
The EPA has made inquiries into the refrigerant handling practices of companies in our industry. In September 2000, we received a request for information from the EPA relating to our handling of regulated refrigerants, which we historically have used in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. The EPA has entered into negotiated settlements with two companies in our industry, and has offered a partnership program to other members of the bakery industry that offered amnesty from fines if participating companies converted their equipment to eliminate the use of ozone-depleting substances. Because we had previously received an information request from the EPA, the EPA/Department of Justice (DOJ) policies indicated that we were not eligible to participate in the partnership program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to reduce the use of ozone-depleting refrigerants. Prior to our Chapter 11 filing, we had undertaken negotiations with the EPA to resolve issues that may exist regarding our historic management of regulated refrigerants. The DOJ, on behalf of the United States of America, filed a proof of claim in our bankruptcy case on March 21, 2005 based upon our refrigerant handling practices. Although the proof of claim does not set forth a specific amount, the claimants allege more than 3,400 violations during the period from 1998 through 2002 and assert that each violation is subject to penalties of up to $27,500 per day. We intend to vigorously challenge any penalties calculated on this basis and defend against such claims by the EPA/DOJ.
On June 11, 2003 the South Coast Air Quality Management District in California, or SCAQMD, issued a Notice of Violation alleging that we had failed to operate catalytic oxidizers on bakery emissions at our Pomona, California facility in accordance with the conditions of that facility’s Clean Air Act Title V Permit. Among other things, that permit requires that the operating temperatures of the catalytic oxidizers be at least 550 degrees Fahrenheit. Under the South Coast Air Quality Management District rules, violations of permit conditions are subject to penalties of up to $1,000 per day, for each day of violation. The Notice of Violation alleges we were in violation of the permit through temperature deviations on more than 700 days from September 1999 through June 2003. Since that time, four additional instances of alleged violations, some including more than one day, have been cited by the SCAQMD. We are cooperating with the SCAQMD, have taken steps to remove the possible cause of the deviations alleged in the Notice of Violation, applied for and received a new permit, and have replaced the oxidizers with a single, more effective oxidizer. The SCAQMD filed a proof of claim dated December 8, 2004 in our bankruptcy case for $0.2 million in civil penalties. Management is committed to cooperating with the SCAQMD, and is taking actions necessary to minimize or eliminate any future violations and to negotiate a reasonable settlement of those that have been alleged.
As discussed in Note 2. Restatement to these consolidated financial statements, we have restated our financial statements for the ABA Plan. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements after the restatement were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below).
As a result of a request made by us and the Kettering Baking Company, another participating employer in the ABA Plan, the PBGC, which is the federal governmental agency that insures and supervises defined benefit pension plans, revisited its 1979 determination that the Plan was an aggregate of single employer plans and after reviewing the status of the ABA Plan, on August 8, 2006, made a final determination that the ABA Plan is a multiple employer plan under ERISA and tax rules. On August 9, 2006, we filed a lawsuit in Bankruptcy Court seeking enforcement of the PBGC’s determination, but there can be no assurance as to whether we will obtain such enforcement or the amount of any reduction to our net benefit obligation liability. Accordingly, due to the lack of a definitive resolution of this uncertainty prior to the end of the fiscal periods presented herein, as noted above we have reflected our interests in the ABA Plan as an aggregate of single employer plans.
In our December 2005 submission requested by the PBGC in connection with its review of the 1979 determination referred to above, we asserted our belief based on available information that treatment of the ABA Plan as a multiple employer plan will result in an allocation of pension plan assets to our pension plan participants in an amount equal to approximately $40 million. While we have not been furnished or computed the current actual net reduction in our ABA Plan pension benefit obligation, we believe that treatment of the ABA Plan as a multiple employer plan will result in a significant reduction in our net pension benefit obligation with respect to our employee participants from that which is reflected in Note 8. Employee Benefit Plans. The ultimate outcome of this uncertainty cannot presently be determined.
In addition, we have received requests for additional corrective contributions assessed after May 28, 2005, under the single employer plan assumption, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less than amounts assessed by the ABA Plan on the assumption that the plan was an aggregate of single employer plans. See Note 8. Employee Benefit Plans — American Bakers Association Retirement Plan to these consolidated financial statements for a discussion of these assessments from the ABA Plan.
On May 3, 2006, Sara Lee Corporation instituted proceedings against the ABA Plan and the Board of Trustees of the Plan (the “Board of Trustees”) in the United States District Court for the District of Columbia. Sara Lee Corporation v. American Bakers Ass’n Retirement Plan, et al., Case No. 1:06-cv-00819-HHK (D.D.C.) (the “Sara Lee Litigation”). The relief Sara Lee seeks includes, among other things, a mandatory injunction that would compel the ABA Plan and the Board of Trustees to (i) require all participating employers in the ABA Plan with negative asset balances — which would include the Company — to make payments to the Plan in order to maintain a positive asset balance and (ii) cut off the payment from the ABA Plan of benefits to employee-participants of the Company and other participating employers with negative asset balances, to the extent such employers did not maintain a positive balance. However, the Sara Lee Litigation is premised on the notion that the ABA Plan is an aggregate of single employer plans, which is inconsistent with the PBGC’s determination dated August 8, 2006 that the ABA Plan is a multiple employer plan.
Except as noted above, the Company cannot currently estimate a range of loss for the items disclosed herein; however, the ultimate resolutions could have a material impact on our consolidated financial statements.
We are subject to various other routine legal proceedings, environmental actions and matters in the ordinary course of business, some of which may be covered in whole or in part by insurance. Except for the matters disclosed herein, we are not aware of any other items as of this filing which could have a material adverse effect on our consolidated financial statements.

In the third quarter of fiscal 2004, we entered into a long-term arrangement with a third party to perform certain information technology functions. The commitments under this agreement for fiscal 2005 through fiscal 2009 are approximately $10.9 million, $10.5 million, $10.5 million, $10.6 million, and $8.0 million, respectively. This agreement is noncancelable in fiscal 2005. Beginning in fiscal 2007, we may cancel this agreement upon six months’ notice, but in the event of our cancellation, we would be required to pay termination fees related to the third party’s initial costs and out-of-pocket costs associated with discontinuing those services. The termination fees decrease over the term of the agreement.
In the fourth quarter of fiscal 2004, we entered into a long-term arrangement with a third party to perform certain finance and data maintenance administrative functions. The commitments under this agreement for fiscal 2005 through fiscal 2011 are approximately $12.2 million, $13.8 million, $12.9 million, $12.8 million, $12.8 million, $12.7, and $9.9 million. This agreement is noncancelable in fiscal 2005 and fiscal 2006. Beginning in fiscal 2007, we may cancel this agreement upon six months’ notice.
We entered into a long-term arrangement with a third party to perform certain data center services functions. The commitments under this agreement are approximately $2.3 million for fiscal 2005, and $2.4 million each for fiscal 2006 through fiscal 2008 and $1.8 million for fiscal 2009. This agreement is noncancelable in fiscal 2005. Beginning in fiscal 2006, we may cancel this agreement upon six months’ notice, but in the event of our cancellation, we would be required to pay termination fees related to the third party’s initial costs and out-of-pocket costs associated with discontinuing those services. The termination fees decrease over the term of the agreement.
See Note 15. Subsequent Events to these consolidated financial statements regarding the amendment to these arrangements.
7. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	May 29,	May 31,	June 1,
	2004	2003	2002
Statutory federal tax rate	35.0%	35.0%	35.0%
State income tax, net	1.8	1.6	2.6
Adjustments to estimates for prior year tax accruals	1.8	—	—
Refundable state tax credits for prior years	1.4	—	—
Other	(0.1)	(0.9)	(0.8)

	39.9%	35.7%	36.8%

In fiscal 2004, we adjusted our estimate for prior year tax accruals based upon a review of recently closed tax audits and amended filings. During fiscal 2004, we received state approval for additional refundable tax credits related to prior tax years.
The components of the provision for (benefit from) income taxes are as follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	May 29,	May 31,	June 1,
	2004	2003	2002
		(in thousands)
Current:
Federal	$(14,023)	$20,954	$32,956
State	(2,809)	2,220	3,761

	(16,832)	23,174	36,717

Deferred:
Federal	(4,785)	(11,285)	1,698
State	(551)	(1,479)	609

	(5,336)	(12,764)	2,307

	$(22,168)	$10,410	$39,024

Temporary differences and carryforwards which give rise to the deferred income tax assets and liabilities are as follows:

	May 29,	May 31,
	2004	2003
	(in thousands)
Current deferred tax assets, net (included in other current assets):
Payroll and benefits accruals	$24,368	$27,155
Self-insurance reserves	28,650	21,000
Other	11,792	15,108

	$64,810	$63,263

Long-term deferred tax liabilities, net:
Property and equipment	$151,510	$147,754
Intangibles	64,431	57,059
Payroll and benefits accruals	(62,644)	(62,165)
Self-insurance reserves	(36,172)	(24,825)
Other	(3,390)	(7,855)

	$113,735	$109,968

Deferred tax assets, net, related to items of OCI amounted to approximately $2.8 million and $10.4 million at May 29, 2004 and May 31, 2003, respectively.
The income tax benefit related to the exercise of stock options net of the income tax charge related to fiscal 2004 issuances of fully vested restricted stock amounted to approximately $4,000, $2.1 million, and $2.6 million for fiscal 2004, 2003, and 2002, respectively, which were recorded directly to stockholders’ equity.
See Note 15. Subsequent Events to these consolidated financial statements regarding the write-off of deferred tax assets during fiscal 2005.
8. Employee Benefit Plans
American Bakers Association Retirement Plan
As discussed in Note 2. Restatement to these consolidated financial statements, we have restated our financial statements for the ABA Plan. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements after the restatement were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below).
As a result of a request made by us and the Kettering Baking Company, another participating employer in the ABA Plan, the PBGC, which is the federal governmental agency that insures and supervises defined benefit pension plans, revisited its 1979 determination that the Plan was an aggregate of single employer plans and after reviewing the status of the ABA Plan, on August 8, 2006, made a final determination that the ABA Plan is a multiple employer plan under ERISA and tax rules. On August 9, 2006, we filed a lawsuit in Bankruptcy Court seeking enforcement of the PBGC’s determination, but there can be no assurance as to whether we will obtain such enforcement or the amount of any reduction to our net benefit obligation liability. Accordingly, due to the lack of a definitive resolution of this uncertainty prior to the end of the fiscal periods presented herein, as noted above we have reflected our interests in the ABA Plan as an aggregate of single employer plans.
In our December 2005 submission requested by the PBGC in connection with its review of the 1979 determination referred to above, we asserted our belief based on available information that treatment of the ABA Plan as a multiple employer plan will result in an allocation of pension plan assets to our pension plan participants in an amount equal to approximately $40 million. While we have not been furnished or computed the current actual net reduction in our ABA Plan pension benefit obligation, we believe that treatment of the ABA Plan as a multiple employer plan will result in a significant reduction in our net pension benefit obligation with respect to our employee participants from that which is reflected in the table below. The ultimate outcome of this uncertainty cannot presently be determined.
In addition, we have received requests for additional corrective contributions assessed after May 28, 2005, under the single employer plan assumption, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less than amounts assessed by the ABA Plan on the assumption that the plan was an aggregate of single employer plans.
The following tables details our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
The components of the pension expense for the ABA Plan are as follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	May 29,	May 31,	June 1,
	2004	2003	2002
		(in thousands)
Service cost	$2,512	$2,152	$1,805
Interest cost	2,870	2,739	2,524
Expected return on negative plan assets	257	159	77
Recognition of
Prior service cost	1,358	757	1,071
Actuarial (gain) loss	(1,061)	8,546	21

Total pension expense	$5,936	$14,353	$5,498

The aggregate changes in our benefit obligation and plan assets, along with actuarial assumptions used, related to the ABA Plan as an aggregate of single employer plans are as follows:

	May 29,	May 31,
	2004	2003
	(in thousands)
Benefit obligation at beginning of year	$49,118	$37,633
Service cost	2,512	2,152
Interest cost	2,870	2,739
Benefit and expense payments	(3,225)	(2,953)
Plan amendment	1,358	757
Actuarial (gain) loss	(1,170)	8,790

Benefit obligation at end of year	51,463	49,118

Fair value of plan assets at beginning of year	(2,253)	(1,166)
Employer contributions	1,554	1,780
Benefits and expense payments	(3,225)	(2,953)
Actual return on plan assets	(365)	86

Fair value of plan assets at end of year	(4,289)	(2,253)

Net benefit obligation liability at end of year	$55,752	$51,371

Weighted average actuarial assumptions
Discount rate	6.5%	6.0%
Expected return on plan assets	7.5%	7.5%

The ABA Plan’s net benefit obligation liability is recorded in other liabilities except for the current portion of $4.6 million and $1.6 million for May 29, 2004 and May 31, 2003, respectively, which is recorded in accrued expenses.
The ABA Plan is invested in a diversified portfolio of securities. The plan asset categories as of May 29, 2004 are as follows: domestic equities 52%, fixed income 43% and cash and cash equivalents 5%.
Based upon historical returns, current asset mix and the target asset allocation as determined by the plan’s trustees, we have used a weighted average expected return on plan assets of 7.5%.
Subsequent to year end, in January, April, and July 2006, we failed to make three required quarterly minimum funding contributions for a total of approximately $11.0 million to the ABA Plan and filed the necessary report with the PBGC. In addition, in June 2006 we received notice of a corrective contribution of $13.9 million, which we did not pay.
Employee Stock Purchase Plan
The 1991 Employee Stock Purchase Plan, which is noncompensatory, allows all eligible employees to purchase our common stock. The common stock can be either issued by us at market prices or purchased on the open market. At May 29, 2004, approximately 0.2 million shares were authorized but not issued under this plan.
Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan for eligible employees not covered by union plans. Contributions are based upon a percentage of annual compensation plus a percentage of voluntary employee contributions. Retirement expense related to this plan was approximately $17.8 million, $18.4 million and $19.9 million for fiscal 2004, 2003 and 2002, respectively.
Negotiated Multi-Employer Pension Plans
We participate in numerous negotiated multi-employer pension plans covering employees participating by reason of union contracts. Expense for these plans was approximately $132.0 million, $128.0 million and $119.6 million for fiscal 2004, 2003 and 2002, respectively.
Under current law regarding multi-employer pension plans, a termination, withdrawal or significant partial withdrawal from any such plan, which was underfunded, would render us liable for our proportionate share of that liability. This potential unfunded pension liability also applies ratably to other contributing employers, including our unionized competitors. Information regarding under-funding is generally not provided by plan administrators and trustees and when provided, is difficult to independently validate. Any public information available relative to multi-employer pension plans is often dated and of limited value as well. Accordingly, the necessary information is not reliably available to accurately estimate a dollar amount or a range of a potential contingent liability in the event we were to partially or fully withdraw from certain or all of our multi-employer pension plans.
Defined Benefit Pension Plan
We also maintain a defined benefit pension plan to benefit certain union and nonunion employee groups, with participation generally resulting from business acquisitions. The components of the pension expense for the defined benefit pension plan are as follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	May 29,	May 31,	June 1,
	2004	2003	2002
		(in thousands)
Service cost	$704	$653	$700
Interest cost	3,715	3,794	3,765
Expected return on plan assets	(3,354)	(4,434)	(4,291)
Recognition of
Prior service cost	177	(9)	31
Actuarial loss	1,441	—	—

Net pension expense	$2,683	$4	$205

The aggregate changes in our benefit obligation and plan assets, along with actuarial assumptions used, related to the defined benefit pension plan are as follows:

	May 29,	May 31,
	2004	2003
	(in thousands)
Benefit obligation at beginning of year	$63,237	$53,673
Service cost	704	653
Interest cost	3,715	3,794
Amendments	—	1,820
Actuarial loss	466	7,616
Employee contributions	67	106
Benefits and expenses paid	(4,669)	(4,425)

Benefit obligation at end of year	63,520	63,237

Fair value of plan assets at beginning of year	43,648	57,156
Actual return on plan assets	13,998	(10,042)
Employer contributions	1,429	853
Employee contributions	67	106
Benefits and expenses paid	(4,669)	(4,425)

Fair value of plan assets at end of year	54,473	43,648

Plan assets less than benefit obligation	9,047	19,589
Unrecognized prior service cost	(1,450)	(1,627)
Unrecognized net loss	(8,229)	(19,847)
Additional minimum pension liability	8,123	20,006

Net benefit obligation liability at end of year	$7,491	$18,121

Intangible asset at end of year	$1,450	$1,627
Weighted average actuarial assumptions (using a measurement date of March 31):
Discount rate	6.0%	6.0%
Expected return on plan assets	8.0%	8.0%
Rate of compensation increase	4.5%	4.5%
We recorded a minimum pension liability to accrued expenses and other liabilities of approximately $8.1 million at May 29, 2004 and $20.0 million at May 31, 2003, representing the excess of the unfunded accumulated benefit obligation over plan assets and accrued pension costs. Of the ending liability balance at May 29, 2004 and May 31, 2003, approximately $3.4 million and $2.2 million, respectively, was included in accrued expenses. An other asset equal to the unrecognized prior service costs of approximately $1.4 million at May 29, 2004 and $1.6 million at May 31, 2003 was also recorded. The remaining approximately $6.7 million at May 29, 2004 and $18.4 million at May 31, 2003 was recorded to equity in OCI at a net-of-tax amount of approximately $4.2 million at May 29, 2004 and $11.5 million at May 31, 2003.
The defined benefit pension plan is invested in a diversified portfolio of securities. The plan asset categories as of May 29, 2004 are as follows: equities 77%, debt 17% and cash and cash equivalents 6%. The target asset allocation for the plan is as follows: equities 74%, debt 20% and cash and cash equivalents 6%.
Based upon historical returns, current asset mix and our target asset allocation which is focused on equities, we have used a weighted average expected return on plan assets of 8.0%.
Postretirement Health and Life Plans
In addition to providing retirement pension benefits, we provide health care benefits for eligible retired employees. In fiscal 2004 and prior, under our plans, all nonunion employees, with 10 years of service after age 50, were eligible for retiree health care coverage between ages 60 and 65. Grandfathered nonunion employees and certain union employees who have bargained into our company-sponsored health care plans are generally eligible after age 55, with 10 years of service, and have only supplemental benefits after Medicare eligibility is reached. Certain of the plans require contributions by retirees and spouses.
In early December 2003, we announced a major revision to our nonunion postretirement health care plans that was effective on January 1, 2004. This revision required grandfathered participants and their dependents over 65 years of age, who generally have only supplemental benefits after Medicare eligibility, to contribute at levels intended to fully fund the coverage provided. In addition, the revision required participants and their dependents between ages 60 and 65 to contribute at levels intended to fund approximately 40% of the plan costs. These plan changes reduced our accumulated postretirement benefit obligation, which is unfunded, by approximately $70.0 million.

The components of the net postretirement benefit expense are as follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	May 29,	May 31,	June 1,
	2004	2003	2002
		(in thousands)
Service cost	$4,988	$4,854	$3,319
Interest cost	8,330	12,982	10,364
Amortization:
Unrecognized prior service cost (benefit)	(3,473)	(945)	322
Unrecognized net loss	4,386	4,926	2,014

Net postretirement benefit expense	$14,231	$21,817	$16,019

The aggregate change in our accumulated postretirement benefit obligation (APBO), which is unfunded, is as follows:

	May 29,	May 31,
	2004	2003
	(in thousands)
APBO at beginning of year	$202,221	$141,555
Service cost	4,988	4,854
Interest cost	8,330	12,982
Participant contributions	3,620	2,236
Plan amendment	(72,268)	—
Prior service cost (benefit)	16,579	(15,477)
Actuarial (gain) loss	(72,345)	71,311
Benefits paid	(14,758)	(15,240)

APBO at end of year	76,367	202,221
Unrecognized prior service benefit	64,552	12,811
Unrecognized net loss	(31,446)	(108,652)

Accrued postretirement benefit	109,473	106,380
Less current portion in accrued expenses	(11,100)	(14,500)

APBO included in other liabilities	$98,373	$91,880

In determining the APBO, the weighted average discount rate was assumed to be 6.5%, 5.5% and 7.5% for fiscal 2004, 2003 and 2002, respectively. The assumed health care cost trend rate for fiscal 2004 was 9.5%, declining gradually to 5.0% over the next 10 years. A 1.0% increase in this assumed health care cost trend rate would increase the service and interest cost components of the net postretirement benefit expense for fiscal 2004 by approximately $1.6 million, as well as increase the May 29, 2004 APBO by approximately $10.4 million. Conversely, a 1.0% decrease in this rate would decrease the fiscal 2004 expense by approximately $1.5 million and the May 29, 2004 APBO by approximately $9.2 million.
We also participate in a number of multi-employer plans which provide postretirement health care benefits to substantially all union employees not covered by our plans. Amounts reflected as benefit cost and contributed to such plans, including amounts related to health care benefits for active employees, totaled approximately $193.5 million, $186.5 million, and $176.6 million in fiscal 2004, 2003 and 2002, respectively.
Supplemental Executive Retirement Plan (SERP)
We established a Supplemental Executive Retirement Plan (SERP) effective June 2, 2002. The SERP provided retirement benefits to certain officers and other select employees. The SERP is a non-tax qualified mechanism, which is intended to enhance our ability to retain the services of certain employees. The benefits are limited to a maximum of 1.8% of a participant’s final average salary multiplied by the years of credited service up to twenty years. In fiscal 2003, we entered into a rabbi trust agreement to protect the assets of the SERP for our participating employees. As of May 31, 2003, our consolidated balance sheets included the treasury stock held in the rabbi trust. These shares were excluded from the calculation of earnings per share. On July 31, 2003, the treasury stock was taken out of the rabbi trust and replaced with cash equal to the market value of the shares. Included in other assets on the consolidated balance sheet as of May 29, 2004 is approximately $5.8 million of restricted assets held in the rabbi trust.
The components of the SERP expense are as follows:

	52 Weeks	52 Weeks
	Ended	Ended
	May 29,	May 31,
	2004	2003
	(in thousands)
Service cost	$1,066	$834
Interest cost	1,508	1,396
Recognition of
Prior service cost	2,729	2,729
Actuarial loss	103	—

	$5,406	$4,959

The aggregate changes in our SERP, along with actuarial assumptions used, are as follows:

	May 29,	May 31,
	2004	2003
	(in thousands)
SERP obligation at beginning of year	$24,258	$—
Liability associated with establishment of plan	—	19,102
Service cost	1,066	834
Interest cost	1,508	1,396
Actuarial loss	538	3,147
Benefits paid	(442)	(221)

SERP obligation at end of year	26,928	24,258

Fair value of SERP assets at beginning of year	—	—
Employer contributions	442	221
Benefits paid	(442)	(221)

Fair value of SERP assets at end of year	—	—

Unfunded status	26,928	24,258
Unrecognized prior service cost	(13,644)	(16,373)
Unrecognized net actuarial loss	(3,583)	(3,147)
Additional minimum liability	13,865	16,226

SERP liability included in other liabilities	$23,566	$20,964

Intangible asset included in other long-term assets	$13,644	$16,226

Weighted average actuarial assumptions (using a measurement date of March 31):
Discount rate	6.0%	6.0%
Rate of compensation increase	4.0%	4.0%
We recorded an additional minimum liability of approximately $13.8 million at May 29, 2004 and $16.2 million at May 31, 2003 representing the excess of the unfunded accumulated benefit obligation over plan assets and accrued pension costs. Furthermore, an asset equal to the unrecognized prior service costs of approximately $13.6 million at May 29, 2004 and $16.2 million at May 31, 2003 was also recognized. At May 29, 2004, the excess additional minimum liability over the prior service costs of approximately $0.2 million was recorded to equity, in OCI, at a net-of-tax amount of approximately $0.1 million. At May 31, 2003, the recognition of the asset representing prior service costs was limited to the amount of the additional minimum liability.

9. Stock-Based Compensation
The 1996 Stock Incentive Plan allows us to grant to employees and directors various stock awards including stock options, which are granted at prices not less than the fair market value at the date of grant, and deferred shares. A maximum of approximately 18.7 million shares was approved by our stockholders to be issued under the Plan. On May 29, 2004, shares totaling approximately 6.9 million were authorized but not awarded under the Plan.
The stock options may be granted for a period not to exceed ten years and generally vest from one to three years from the date of grant. The changes in outstanding options are as follows:

		Weighted
		Average
	Shares	Exercise Price
	Under Option	Per Share
	(in thousands)
Balance June 2, 2001	8,063	$22.33
Issued	44	22.75
Surrendered	(102)	27.19
Exercised	(833)	16.53

Balance June 1, 2002	7,172	22.93
Issued	3,610	19.32
Surrendered	(559)	24.15
Exercised	(639)	16.11

Balance May 31, 2003	9,584	21.96
Issued	20	13.59
Surrendered	(4,477)	29.26
Exercised	(55)	14.09

Balance May 29, 2004	5,072	15.57

Stock options outstanding and exercisable as of May 29, 2004 are as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Range of Exercise	Shares	Price	Contractual
Prices Per Share	Under Option	Per Share	Life In Years
	(in thousands)
Outstanding:
$6.25 - $8.63	93	$8.00	1.0
10.00 - 13.88	1,763	10.12	8.4
14.10 - 18.50	2,166	15.44	5.4
22.45 - 27.72	940	24.68	5.2
33.91	110	33.91	3.3

$6.25 - $33.91	5,072	15.57	6.3

Exercisable:
$6.25 - $8.63	93	8.00
10.00 - 13.88	727	10.25
14.10 - 18.50	2,157	15.44
22.45 - 27.72	933	24.69
33.91	110	33.91

$6.25 - $33.91	4,020	16.98

On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.8 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted, and the eligible options were granted, under our 1996 Stock Incentive Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.8 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation is being charged to expense over the vesting period, with approximately $0.8 million recognized as expense in fiscal 2004.
During fiscal 2003, we granted approximately 0.1 million shares of our common stock to our retiring Chief Executive Officer with a weighted average fair value at the date of grant of $27.00 per share. The related compensation expense of approximately $3.6 million was recorded to other charges in our consolidated statements of operations for fiscal 2003.
During fiscal 2003, we also granted the right to receive in the future up to approximately 0.2 million shares of our common stock under the Plan, with a weighted average fair value at the date of grant of $27.00 per share to our newly appointed Chief Executive Officer. The deferred shares, which can accrue dividends in the form of additional shares, vest ratably after one, two and three years of continued employment. Compensation expense related to this award was approximately $1.4 million and $0.9 million for fiscal 2004 and 2003, respectively.
On May 29, 2004, approximately 12.6 million total shares of common stock were reserved for issuance under various employee benefit plans.
10. Goodwill and Other Intangible Assets
Included on our consolidated balance sheets as of May 29, 2004 and May 31, 2003 are the following acquired intangible assets:

	May 29, 2004		May 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Goodwill	$215,346	$—	$215,346	$—
Intangible assets with indefinite lives (generally trademarks and trade names)	180,662	—	180,464	—
Intangible assets with finite lives	19,484	(9,730)	19,788	(8,257)
Intangible amortization expense for fiscal 2004, 2003 and 2002 was approximately $1.5 million, $1.5 million and $1.6 million, respectively. Of these amounts, $0.8 million for each year was recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of operations. Intangible amortization for each of the subsequent five fiscal years is estimated at $1.1 million to $1.3 million per year, with $0.8 million each year to be recorded as a reduction of net sales.
11. Accrued Expenses and Other Liabilities
Included in accrued expenses are the following:

	May 29,	May 31,
	2004	2003
	(in thousands)
Self-insurance reserves	$92,949	$79,442
Payroll, vacation and other compensation	80,880	87,067
Pension and welfare	36,420	50,128
Taxes other than income	25,519	19,726
Included in other liabilities are the following:

	May 29,	May 31,
	2004	2003
	(in thousands)
Accumulated postretirement benefit obligation	$98,373	$91,880
Self-insurance reserves	101,920	68,050

12. Restructuring and Other Charges
The following table summarizes the restructuring charges incurred in the fiscal 2004 and 2003:

	May 29,	May 31,
	2004	2003
	(in thousands)
Severance costs	$3,617	$3,658
Asset impairments	1,170	2,200
Other exit costs	7,279	4,052

Total	$12,066	$9,910

Below are the details of the charges incurred for restructuring plans in fiscal 2004, which were under Program SOAR, and the plans initiated in fiscal 2003.
In fiscal 2004, we initiated three restructuring plans under our Program SOAR initiative.
The first restructuring plan initiated under Program SOAR was in the second quarter of fiscal 2004 to close a bakery, which required consolidating production from this facility with that of other bakeries in the Midwest. This restructuring plan resulted in charges of approximately $1.9 million, which consisted of cash severance costs, asset impairments and other exit costs which principally related to security, utilities and cleanup for a bakery that has been closed and is being readied for potential sale. The severance costs of approximately $0.7 million are associated with the involuntary employee separations of approximately 128 employees. The asset impairment charge of approximately $0.5 million primarily relates to the write-down to fair value of equipment in the bakery to be closed. The other exit costs incurred for this restructuring plan in fiscal 2004 were approximately $0.7 million. The closing and the majority of the separations were completed in the third quarter of fiscal 2004. There are four separations left to be completed under this plan and we expect the remaining separations to be completed by the end of the second quarter of fiscal 2005.
In the third quarter of fiscal 2004, we initiated and completed our second restructuring plan under our Program SOAR initiative, shifting production to another facility. An asset impairment charge of $1.2 million was recorded to write-down affected equipment to fair value. We had no cash costs related to this restructuring during fiscal 2004.
In the fourth quarter of fiscal 2004, we initiated our third restructuring plan under our Program SOAR initiative. This plan involves closing two bakeries, the centralization of certain administrative functions and the relocation of key management employees. For the two bakery closings, we recorded approximately $2.2 million in restructuring charges in the fourth quarter of fiscal 2004. We have completed 122 employee separations for these two facilities for a total severance charge of approximately $1.7 million. Other exit costs associated with these two bakeries for charges such as security costs and cleanup amounted to approximately $0.1 million in the fourth quarter of fiscal 2004. Production from these locations have either been transferred to other bakeries or outsourced to a third party to be distributed under our current brand names. An asset impairment charge of approximately $0.4 million was recorded to write-down affected equipment to fair value. Also, we recorded approximately $0.6 million of severance costs for the centralization of certain finance administrative functions for 116 employees in fiscal 2004. Lastly, we recorded approximately $4.0 million of charges related to costs associated with relocating certain key management employees due to our new more centralized organizational structure.
The following table summarizes the restructuring charges for the restructuring plans initiated under our Program SOAR initiative in fiscal 2004, with the related liability included in accrued expenses and other liabilities on our consolidated balance sheet:

			May 29,
			2004
	Restructuring	Cash	Liability
	Charges	Payments	Balance
		(in thousands)
Second quarter 2004 plan:

Severance costs	$658	$541	$117
Other exit costs	731	731	—

Fourth quarter 2004 plan:

Severance costs	2,313	1,070	1,243
Other exit costs	4,101	992	3,109

Subtotal	7,803	$3,334	$4,469

Second quarter 2004 plan asset impairments	517

Third quarter 2004 plan asset impairments	1,200

Fourth quarter 2004 plan asset impairments	407

Total	$9,927

Also in fiscal 2004, we incurred additional charges for the two restructuring plans initiated in fiscal 2003 related to certain closures and restructurings of bakeries and bakery outlets.
Under the plan initiated in the fiscal 2003 second quarter, we recorded a benefit of approximately $1.3 million in fiscal 2004. This benefit is primarily related to the gain of approximately $1.7 million from the sale of a bakery that was previously closed as part of this restructuring plan. Partially offsetting the gain were costs of approximately $0.4 million related to security, utilities and cleanup prior to the sale of the bakery. All separations are completed under this plan.
Under the plan initiated in the fiscal 2003 third quarter, we incurred costs of approximately $3.4 million in fiscal 2004. These costs related principally to cash severance costs, asset impairments and utilities and cleanup for bakeries that have been closed and are being readied for potential sale. An asset impairment charge of approximately $0.7 million was recorded in fiscal 2004 as a result of updated information regarding the fair value of certain bakery equipment. Also, an adjustment to the severance liability was made in fiscal 2004 of approximately $0.6 million related to an additional 71 employees whose positions were eliminated. All employee separations are complete under this plan. An adjustment to expense for future lease obligations of approximately $0.3 million was recorded in fiscal 2004.
The following table reflects the changes in our accruals from May 31, 2003 to May 29, 2004 for our plans initiated in fiscal 2003. This liability is included in accrued expenses and other liabilities on our consolidated balance sheets:

	May 31,				May 29,
	2003				2004
	Liability	Restructuring	Cash		Liability
	Balance	Charges	Payments	Adjustment	Balance
	(in thousands)
Second quarter 2003 plan:
Severance costs	$39	$—	$53	$14	$—
Other exit costs	37	410	429	(18)	—

Third quarter 2003 plan:
Severance costs	1,166	—	1,798	632	—
Other exit costs	2,002	1,716	2,763	339	1,294

	$3,244	2,126	$5,043	$967	$1,294

Second quarter 2003 plan asset impairments		(1,700)
Third quarter 2003 plan asset impairments		746

Total		$1,172

We expect to incur additional maintenance and cleanup costs related to these restructurings in future quarters. In addition, we anticipate that we will incur additional restructuring charges related to the closing of other bakeries, distribution facilities and bakery outlets, as well as the centralization of additional administrative functions, the rationalization of additional operational infrastructures and the relocation of key management employees.
Other Charges — On October 1, 2002, we incurred other charges of $3.6 million relating to a common stock award to IBC’s retiring Chief Executive Officer. Previously, during fiscal 2002, we incurred other charges of $25.7 million, representing costs related to the closure of a bakery, as well as settlement of an employment discrimination lawsuit. The bakery was closed and all separations were completed during fiscal 2002. We paid approximately 80% of the settlement amount in fiscal 2002, contemporaneously with the effectiveness of the settlement agreement, and paid the remaining 20% of the settlement amount in fiscal 2003.
13. Stock Repurchases
Since May 11, 1999, our Board of Directors has authorized the purchase of approximately 11.0 million shares of our common stock. Prior to the Chapter 11 filing, management had the discretion to determine the number of the shares to be purchased, as well as the timing of any such purchases, with the pricing of any shares repurchased to be at prevailing market prices. As of May 29, 2004, approximately 7.4 million shares of IBC common stock were available to be purchased under this stock repurchase program. As a result of our bankruptcy filing and restrictions imposed by the DIP Facility however, the program has been effectively suspended since the filing.
In addition to the stock repurchase program described above, our Board of Directors separately authorized the repurchase of IBC common stock in the privately negotiated transactions described below. These transactions were entered into with Nestle Purina PetCare Company, successor to Ralston Purina Company, (Nestle Purina) and Tower Holding Company, Inc., a subsidiary of Nestle Purina (Tower).
In July 1995, we acquired Continental Baking Company from Ralston Purina Company (RPC) for $220.0 million in cash and approximately 33.8 million shares of common stock. On July 29, 1997, RPC issued approximately $480.0 million of 7% Stock Appreciation Income Linked Securities (SAILS), which were exchangeable at maturity, at the option of RPC, for cash or up to approximately 15.5 million shares of IBC’s common stock. Pursuant to the SAILS transaction, we repurchased 2.0 million shares of our common stock from RPC for approximately $60.1 million.
On July 24, 2000, we signed an agreement with RPC and an affiliate of RPC to purchase from the RPC affiliate approximately 15.5 million shares of IBC common stock. Pursuant to this agreement, we purchased approximately 2.6 million shares of our common stock for a total of $40.0 million on August 1, 2000 and approximately 13.0 million shares of its common stock for a total of approximately $203.0 million, plus an interest component of approximately $1.4 million, on September 1, 2000. After this repurchase, RPC owned approximately 29.5% of the outstanding shares of IBC’s common stock. In connection with the July 24, 2000 agreement, RPC and its affiliates agreed that they would reduce their ownership of our common stock to no more than 15% by August 1, 2004 and to no more than 10% by August 1, 2005.
On April 25, 2002, we purchased approximately 7.3 million shares of our common stock from Tower for approximately $158.0 million. In addition, Tower also exercised its demand registration right pursuant to our shareholder agreement, and it sold the remaining approximately 7.5 million shares of our common stock which it held in a secondary offering completed May 14, 2002 at a price of $25.75 per share. Upon completion of these transactions, Nestle Purina and Tower no longer held any shares of our common stock or any rights granted by us to acquire shares of our common stock.
14. Stockholder Rights Plan
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
15. Subsequent Events
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, as more fully explained in Note 1. Voluntary Chapter 11 Filing to these consolidated financial statements.
Due to our declining operating profits and liquidity issues resulting from a decrease in sales, a high fixed cost structure, rising employee healthcare and pension costs and higher costs for ingredients and energy experienced during the first quarter of fiscal 2005, we tested our goodwill and other intangible assets for possible impairment. From the results of our testing we determined that our goodwill was fully impaired and certain other intangible assets were partially impaired. Accordingly, we took a charge to expense during fiscal 2005 in the pre-tax amount of $215.3 million to eliminate our goodwill and impairment charges of $27.1 million associated with other intangible assets. Because of these factors, we also evaluated whether a valuation allowance against our deferred tax assets was warranted. As a result of this review, we recorded a valuation allowance of $5.6 million relating to deferred tax assets originating in 2004 or prior.
In fiscal 2005, a decision was made by management to cease all funding, work, and roll out of the final phase of a large software project. This event resulted in the abandonment of a long-lived asset, which in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the long-lived asset be written down to its estimated fair value. Consequently, it was determined that a portion of the software was impaired and approximately $4.4 million of capitalized software costs were expensed in the second quarter of 2005.
On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 in a private placement. The notes are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion rate of 98.9854 shares per $1,000 principal amount of notes (an initial conversion price of $10.1025 per share), subject to adjustment.
We entered into a Restructuring Agreement dated April 28, 2005, with the third party provider engaged to perform certain (i) information technology functions, (ii) finance and data maintenance administrative functions, and (iii) data center services functions. The Restructuring Agreement provided for the assumption of the existing service agreements pursuant to bankruptcy rules, settlement of the third party provider’s bankruptcy claim against us, and release of all other claims between the parties.
On the same date, we executed an amendment to the agreement for the provision of certain information technology functions that reduced the commitments for fiscal 2005 through fiscal 2009 to approximately $10.6 million, $8.9 million, $8.9 million, $9.0 million, and $6.8 million, respectively. The amendment also moved the first date we may cancel the agreement to fiscal 2007, but reduced the termination fees by approximately 56%.
On the same date, we executed an amendment to the agreement for the provision of certain finance and data maintenance administrative functions that reduced the commitments for fiscal 2005 through fiscal 2009 to approximately $9.5 million and $5.0 million each for fiscal 2006 through fiscal 2010 and $3.9 million for fiscal

2011. The amendment also moved the first date we may cancel the agreement to fiscal 2007, but eliminated the termination fees.
No amendment was entered regarding the agreement for the provision of certain data center maintenance functions.
The Restructuring Agreement and amendments to the service agreements were approved by final order of the bankruptcy court on May 31, 2005.
On August 23, 2004 we announced plans to close the bread bakery located in Monroe, Louisiana. At the date of the announcement, we estimated this closing would affect approximately 50 employees with projected severance costs of approximately $0.3 million, asset impairment charges of approximately $0.2 million, charges for estimated costs to clean up the facility of approximately $0.5 million and other charges of approximately $0.4 million for a total estimated cost of approximately $1.4 million.
On August 23, 2004 we announced plans to close the Buffalo, New York bread, roll and donut bakery. At the date of the announcement, we estimated this closing would affect approximately 200 employees with projected severance costs of approximately $1.9 million, asset impairment charges of approximately $3.2 million, charges for estimated costs to clean up the facility of approximately $1.5 million and other charges of approximately $0.8 million for a total estimated cost of approximately $7.4 million.
During the first quarter of fiscal 2005, we did some limited consolidations in the Pacific Northwest area that resulted in $1.3 million in additional restructuring expenses.
In the third quarter of fiscal 2005 we announced the Florence, South Carolina bread and roll bakery would be closed, which resulted in total charges of $4.5 million. Additionally, in the same quarter, we implemented a company-wide reduction in force of approximately 175 employees that resulted in the recognition of $1.6 million in severance expense.
As part of our previously announced operational and financial restructuring, in fiscal years 2005 and 2006, we undertook a review of all of our ten profit centers (PCs). As a result of the review, we began closing certain facilities and implementing various route, depot and bakery outlet consolidations.
On April 27, 2005, we announced plans to consolidate operations in our Florida PC by closing the Miami bakery and consolidating production, routes, depots and bakery outlets in Florida and Georgia. At the date of the announcement, we estimated this restructuring would affect approximately 600 employees with projected severance costs of approximately $2.0 million, projected asset impairment charges of approximately $5.0 million, and other projected exit costs of approximately $3.0 million for a total estimated cost of approximately $10.0 million.
On May 4, 2005, we announced plans to consolidate operations in our Mid-Atlantic PC by closing the Charlotte, North Carolina bakery and consolidating production, routes, depots and bakery outlets in North Carolina, South Carolina, and Virginia. At the date of the announcement, we estimated this restructuring would affect approximately 950 employees with projected severance costs of approximately $3.0 million, projected asset impairment charges of approximately $8.5 million, and other projected exit costs of approximately $3.5 million for a total estimated cost of approximately $15.0 million.
On May 19, 2005, we announced plans to consolidate operations in our Northeast PC by closing the New Bedford, Massachusetts bakery and consolidating production, routes, depots and bakery outlets. At the date of the announcement, we estimated this restructuring would affect approximately 1,400 employees with projected severance costs of approximately $7.0 million, projected asset impairment charges of approximately $7.0 million, and other projected exit costs of approximately $3.0 million for a total estimated cost of approximately $17.0 million.
On June 9, 2005, we announced plans to consolidate operations in our Northern California PC by closing two bakeries in San Francisco and consolidating production, routes, depots and bakery outlets. At the date of the announcement, we estimated this restructuring would affect approximately 650 employees with projected severance costs of approximately $6.0 million, projected asset impairment charges of approximately $2.5 million, and other projected exit costs of approximately $5.0 million for a total estimated cost of approximately $13.5 million.
On June 23, 2005, we announced plans to consolidate operations in our Southern California PC by standardizing distribution and consolidating routes. At the date of the announcement, we estimated this restructuring would affect approximately 350 employees with projected severance costs of approximately $1.5 million, no asset impairment charges, and other projected exit costs of approximately $1.0 million for a total estimated cost of approximately $2.5 million.
On August 31, 2005, we announced plans to close the bakery located in Davenport, Iowa in the North Central PC. At the date of the announcement, we estimated this closing would affect approximately 150 employees with projected severance costs of approximately $1.5 million, projected asset impairment charges of approximately $2.0 million, and other projected exit costs of approximately $1.5 million for a total estimated cost of approximately $5.0 million.
On October 18, 2005, we announced plans to consolidate operations in our Northwest PC by closing the Lakewood, Washington bakery and consolidating routes, depots and bakery outlets. At the date of the announcement, we estimated this restructuring would affect approximately 500 employees with projected severance costs of approximately $2.5 million, projected asset impairment charges of approximately $12.0 million, and other projected exit costs of approximately $2.5 million for a total estimated cost of approximately $17.0 million.
On November 22, 2005, we announced our intention to consolidate sales and retail operations in the North and South Central PCs as well as the Southeast PC by standardizing distribution and consolidating delivery routes and bakery outlets. At the date of the announcement, we estimated this restructuring would affect approximately 450 employees with projected severance costs of approximately $1.0 million, no asset impairment charges, and other projected exit costs of approximately $2.0 million for a total estimated cost of approximately $3.0 million.
On February 27, 2006, we announced our intention to consolidate sales and retail operations in the Upper Midwest PC by consolidating delivery routes, depots, and bakery outlets. We estimated this restructuring would affect approximately 230 employees with projected severance costs of approximately $0.4 million, projected asset impairment charges of approximately $0.1 million, and other projected exit costs of approximately $0.2 million for a total estimated cost of approximately $0.7 million.
On October 18, 2005, we reached agreement with the International Brotherhood of Teamsters (IBT) local bargaining units within our Northeast PC to modify and extend through July 31, 2010, the existing collective bargaining agreements (CBAs) that govern the covered IBT member’s employment relationship with us. Since this initial agreement, we have commenced negotiations of long-term extensions with respect to most of our 420 CBAs with our union-represented employees resulting in ratification by employees or agreements reached in principle, subject to ratification by employees, of approximately 240 CBAs. In total, these CBAs cover approximately 71% of our unionized workforce. We hope to negotiate similar agreements with our remaining collective bargaining units, although there are no assurances that the CBA negotiation process will proceed in the same time frame or fashion as it has to date. In addition, because the framework for the agreements was initially fashioned based upon operating assumptions made during the early stages of the PC restructuring process, it is possible that, if actual results do not meet expectations, these agreements (which remain subject to assumption or rejection in the Chapter 11 case) may need to be revisited and additional concessions may be necessary.
Effective July 7, 2004, Ronald B. Hutchison was appointed as our executive vice president and chief financial officer. On September 21, 2004, James R. Elsesser resigned as our chief executive officer, as chairman of the Board of Directors and as a director. On the same date, Leo Benatar was appointed by the Board of Directors as non-executive chairman of the board. Mr. Benatar has served as a member of our board of directors since 1991. On the same date, Antonio C. Alvarez II was appointed by the Board of Directors as our new chief executive officer. In addition, the Board of Directors appointed John K. Suckow as our executive vice president and chief restructuring officer. Paul E. Yarick retired from his position as our Senior Vice President, Finance and Treasurer on September 10, 2004 and J. Randall Vance was appointed to replace him on the same date, effective as of September 11, 2004.
In conjunction with our bankruptcy filing, we terminated our 1991 Employee Stock Purchase Plan. We have also subsequently suspended payments and accruals of service credit under our SERP and suspended certain payments under various deferred compensation plans. In addition, we reached a decision not to make a discretionary company profit-driven contribution under our defined contribution retirement plan for calendar year 2004 and 2005. The suspension of the SERP and the uncertainty of its future required us to write-off $12.4 million of unamortized prior service costs during the second quarter of fiscal 2005.
In fiscal 2005, we received income tax refunds of approximately $41.5 million.
In April 2005, the bankruptcy court approved a motion to discontinue nonunion postretirement health care coverage for all future retirees, although participation is open to grandfathered retirees and dependents through age 65. This plan change further reduced our accumulated postretirement benefit obligation by $9.2 million.
16. Quarterly Financial Information (Unaudited)
Summarized unaudited quarterly financial information for the fiscal years ended May 29, 2004 and May 31, 2003 is as follows (each quarter represents a period of twelve weeks except the third quarters, which cover sixteen weeks):

	(Restated, See Note 2)
	First	Second	Third	Fourth
		(in thousands, except per share data)
2004
Net sales	$831,015	$813,798	$1,019,711	$803,038
Cost of products sold	407,305	418,045	505,571	402,382
Operating income (loss)	25,674	(31,201)	(3,741)	(9,058)
Net income (loss)	10,514	(24,795)	(7,486)	(11,603)
Earnings (loss) per share:
Basic	0.23	(0.55)	(0.17)	(0.26)
Diluted	0.23	(0.55)	(0.17)	(0.26)
2003
Net sales	$838,974	$823,213	$1,045,574	$818,019
Cost of products sold	400,616	400,153	524,091	414,886
Operating income	48,746	25,165	(2,258)	(1,377)
Net income (loss)	25,273	9,772	(9,216)	(7,102)
Earnings (loss) per share:
Basic	0.57	0.22	(0.21)	(0.16)
Diluted	0.56	0.21	(0.21)	(0.16)
Fiscal 2004 first quarter results include restructuring charges of approximately $0.6 million, or $0.01 per diluted share, related to restructuring plans initiated in fiscal 2003 to close and restructure certain bakeries and bakery outlets. Fiscal 2004 second quarter results include restructuring charges of approximately $2.1 million, or $0.03 per diluted share, related to the announced closing of a bakery, as well as costs related to certain closures and restructurings of several bakeries and bakery outlets initiated during fiscal 2003. Fiscal 2004 third quarter results include restructuring charges of approximately $1.5 million, or $0.02 per diluted share, related to the closures and restructurings of bakeries and thrift store locations initiated during fiscal 2004 and 2003 and $3.0 million, or $0.04 per diluted share, related to the settlement of a class action law suit. Fiscal 2004 fourth quarter results include restructuring charges of approximately $7.9 million, or $0.11 per diluted share, related to the closures of two bakeries, the centralization of certain finance and data maintenance administrative functions and the relocation of certain key management employees in conjunction with our new more centralized organizational structure.
Fiscal 2003 second quarter results include restructuring charges of approximately $1.5 million, or $0.02 per diluted share, related to the closing of a bakery and other charges of approximately $3.6 million, or $0.05 per share, related to an October 1, 2002 common stock award to IBC’s retiring Chief Executive Officer. Fiscal 2003 third quarter results include restructuring charges of $5.0 million, or $0.07 per diluted share, related to charges incurred with the certain closings and restructurings of several bakeries and bakery outlet locations. Fiscal 2003 fourth quarter results include restructuring charges of approximately $3.5 million, or $0.05 per diluted share, related to charges incurred in conjunction with the restructurings initiated in the second and third quarters of fiscal 2003.
The following table represents the Quarterly Financial Information (Unaudited) as previously reported:

	First	Second	Third	Fourth
		(in thousands, except per shared data)
2004
Net sales	$831,015	$813,798	$1,019,711	$803,038
Cost of products sold	406,901	413,641	505,032	402,617
Operating income (loss)	26,507	(20,369)	(2,572)	(10,245)
Net income (loss)	11,190	(17,873)	(6,607)	(12,388)
Earnings (loss) per share:
Basic	0.25	(0.40)	(0.15)	(0.28)
Diluted	0.25	(0.40)	(0.15)	(0.28)
2003
Net sales	$838,974	$823,213	$1,045,574	$818,019
Cost of products sold	399,456	398,993	522,543	413,502
Operating income	51,491	27,900	1,444	2,433
Net income (loss)	27,131	11,636	(6,749)	(4,568)
Earnings (loss) per share:
Basic	0.61	0.26	(0.15)	(0.10)
Diluted	0.60	0.26	(0.15)	(0.10)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are not effective as a result of the material weaknesses in internal control over financial reporting discussed below.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”) and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that the transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
An assessment of the company’s internal control over financial reporting was not required as of May 29, 2004. Accordingly, no such assessment was completed. However, had such an assessment been completed, we believe that the material weaknesses identified as of May 28, 2005 discussed below would have also existed as of May 29, 2004.
Management assessed the effectiveness of the company’s internal control over financial reporting as of May 28, 2005. However, complete testing of the company’s internal control over financial reporting was not performed due to management’s determination that the company’s internal control over financial reporting was not effective and was not likely to be rendered effective within a reasonable period of time following the conclusion of the fiscal period covered by this report through testing and remediation efforts. Management’s assessment process did not commence in adequate time to allow for complete testing and remediation as the result of a number of factors, including the following:

•	implementation of a new financial data reporting system and related organizational realignments at the beginning of the fiscal year;

•	changes in management and other personnel during fiscal 2005;

•	failure to prepare and plan for a timely completion of management’s assessment, including adding the necessary additional resources;

•	diversion of resources to internal and external accounting and reporting investigations, including investigations into our manner of establishing self-insurance reserves and the proper accounting treatment for the ABA Plan; and

•	our efforts during the Chapter 11 proceedings, including the associated additional accounting and financial reporting requirements and the PC review and consolidation process that resulted in significant bakery closings and route, depot and thrift store consolidations, which required the time of personnel that would otherwise have been available for the assessment process.
Management’s assessment efforts undertaken in fiscal 2005 were conducted using the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Since management had not completed all of the testing and remediation efforts necessary to conclude its internal control over financial reporting was effective within a reasonable period of time following May 28, 2005, and had identified material weaknesses in internal control over financial reporting, management has concluded that the company’s internal control over financial reporting was not effective as of that date. Primarily, as a result of the factors noted above that delayed completion of its assessment, management was also unable to take necessary corrective actions to remediate the following identified material weaknesses as of May 28, 2005:
Ineffective Control Environment: Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following material weaknesses in the control environment were identified:
•	historically, a company-wide attitude of control consciousness did not permeate throughout the organization;

•	due to ineffective corporate oversight and accountability, information was not consistently communicated to the appropriate levels of the organization;

•	there was not sufficient documentation and communication of our accounting policies and procedures to ensure the proper and consistent application of GAAP throughout the organization;

•	there was a pervasive shortage of resources in key control areas such as finance and accounting, benefits and information technology functions;

•	our internal audit function was inadequately staffed to plan or perform routine internal audits in addition to assisting with management’s assessment of the effectiveness of internal control over financial reporting;

•	we did not have formal processes in place that covered self-assessments, independent testing or reporting of the adequacy or effectiveness of our internal control procedures over financial reporting;

•	our planning, management and execution was inadequate to enable us to complete management’s assessment of the effectiveness of internal control over financial reporting to comply with Section 404 of the Sabanes-Oxley Act of 2002 and conclude that we had effective controls on a timely basis.
Accounting for Pension Plan Obligations: We did not maintain effective controls over the existence, accuracy, completeness, valuation and disclosure of our non-company sponsored pension plans to which the company makes contributions on behalf of certain of its employees. Specifically, effective controls were not designed and in place to ensure that the company’s participation in such pension plans were accounted for properly, and the amount of the company’s obligations under such plans were properly recorded.
Establishing Self-Insurance Reserves: We did not maintain effective controls over the completeness, valuation and disclosure of our workers’ compensation liability risks and related expense accounts. Specifically, effective controls were not designed and in place to ensure that estimation of these self-insurance liabilities were reviewed and approved by appropriate personnel and that personnel had access to appropriate information to assess such reserves.
Accrued Compensated Absences Liabilities: We did not maintain effective controls over the tracking, recording and valuation of the accrued compensated absences liabilities related to our employees. Specifically, effective controls were not designed and in place to ensure that appropriate tracking mechanisms were adequately functioning, employee eligibility data was accurate and all applicable rules were accurately and consistently applied to each employee.
Lease Capitalization: We did not maintain effective controls over the existence, accuracy, completeness and accounting for leases. Specifically, effective controls were not designed and in place to ensure that leases were properly accounted for or disclosed as either capital or operating leases.
Property and Equipment: We did not maintain effective controls in our accounting for property and equipment. Specifically, we did not have a comprehensive formal policy regarding property and equipment. As a result, asset retirements or potentially idle or obsolete assets were not identified and their values were not appropriately assessed and adjusted. As a result of the foregoing, amounts may be improperly expensed or capitalized, idle equipment may not be adequately measured or reserved and all sales or disposals may not be accurately recorded in the proper period.
Recording Purchases and Processing Expenditures: We did not maintain effective controls over the complete, accurate and timely processing of purchase and expenditure transactions. Specifically, our ineffective controls included those necessary to ensure all vendor invoices were being received, reviewed, approved, processed and recorded accurately and in the proper accounting period.
Information Technology Access Controls: We did not maintain effective controls over access by information technology personnel to information technology programs and systems. Specifically, we did not have adequate policies and procedures to control security and access, there were inadequate controls restricting access to such programs and systems by information technology personnel and there was a lack of periodic, independent review and monitoring of such access.
Use of Third Party Specialists: We did not maintain effective controls over data provided to third party specialists or the services of the third party specialists themselves. Specifically, our ineffective controls included the failure to accumulate, review and evaluate all data provided to third party specialists.
Third Party Service Providers: Our ineffective controls included the failure to review and evaluate the potential impact of the third party service providers’ work on our financial statements and their internal controls over their processes.
Review and Approval of Contracts: We did not maintain effective controls to ensure compliance with established policies by personnel entering into contracts and other commitments. Specifically, effective controls were not designed and activities of personnel were not monitored to ensure compliance with review and approval requirements for contracts.
Certain of the control deficiencies discussed above resulted in the restatement of prior period financial statements for errors in the areas of self-insurance reserves, obsolete equipment, pension plan obligations and lease accounting and in addition, the Company has not been able to file required reports with the SEC on a timely basis. Additionally, due to the nature of these weaknesses, there is a more than remote likelihood that additional misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.
Management has discussed the material weaknesses noted above and related proposed corrective actions with the Audit Committee of the Board of Directors and our independent registered public accounting firm. Although management is not aware of additional material weaknesses in our internal control over financial reporting, had management’s review and assessment been timely completed as of May 28, 2005, other material weaknesses may have been identified.

Notwithstanding the material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ending May 29, 2004, as filed with the SEC, fairly present our financial condition and results of operations for the fiscal years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described above, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2004 other than our ongoing efforts to remediate our ineffective internal controls. We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. The following changes in our internal control over financial reporting were instituted following the year ended May 28, 2005, unless otherwise noted below:
•	we have substantially completed the design, documentation, evaluation and communication of standardized policies and procedures pertaining to all of the processes that are part of our internal control over financial reporting;

•	management has communicated its endorsement and reinforced its commitment to maintaining sound and effective internal controls over financial reporting;

•	formal self-assessments of substantially all of the company’s internal controls over financial reporting have been completed throughout the organization and results have been summarized and reported to management;

•	the Company’s internal audit department has substantially completed testing of the effectiveness of defined internal controls over financial reporting at all levels of the organization;

•	we have hired or otherwise obtained the necessary audit resources to enable the internal audit department to fulfill its responsibilities and report to management and the Audit Committee of the Board of Directors on the results of its work;

•	additional personnel have been hired and service providers have been engaged on a temporary basis to address shortfalls in staffing and assist us with accounting, finance, internal audit and information technology responsibilities;

•	pension accounting has been reviewed for all plans to ensure the accounting and valuation of our obligations are correct. In addition, we have added controls to monitor activity and changes to individual plan provisions to ensure that they are approved and appropriately reflected in our financial statements;

•	we have made substantial progress in establishing adequate controls related to employee accrued compensated absences liabilities;

•	procedures have been documented, centralized controls have been added and a formal policy document relating to the accounting for plant and equipment has been substantially completed;

•	our controls over the recording of purchases and the processing of expenditures have been improved through the documentation and communication of formalized procedures and the hiring of experienced personnel and management;

•	policies have been issued and controls have been added or are in the process of being added to appropriately restrict and monitor access to information technology programs and systems;

•	we have established improved controls over the completeness and accuracy of data provided to third party specialists;

•	third party service providers have been identified and we are in the process of evaluating the significance of their individual impact on our financial statements, the extent of the evaluation of their controls that will be required; and

•	contracting authority for the review and approval of new contracts and other commitments has been defined, communicated and redistributed and a database is being maintained and distributed to improve appropriate communication, accounting and disclosure.
Efforts to test and remediate our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2007 and beyond. There remains a risk that we will fail to identify weaknesses or adequately correct any identified weaknesses in our internal control over financial reporting or to prevent or detect a material misstatement of our annual or interim financial statements. Management assessed our internal control over financial reporting as of June 3, 2006, the end of our most recent annual fiscal period and concluded that our internal control over financial reporting was not effective as of June 3, 2006, as a result of many of the material weaknesses discussed above not being remediated prior to the end of such fiscal period. A complete discussion of management’s assessment of internal control over financial reporting as of June 3, 2006 will be contained in the Company’s Annual Report on Form 10-K for such period.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Board of Directors
Set forth below is the name, age, date first elected and present principal occupation or employment, five-year employment history, and other directorships of our Board of Directors.

		Director
Name	Age	Since	Principal Occupation or Employment for the Last Five Years and Directorships
Michael J. Anderson [1,3,4]	55	1998	President and Chief Executive Officer of The Andersons, Inc., a diversified agribusiness and retailing company, since September 1990. Mr. Anderson is a director of The Andersons, Inc. and Fifth Third BancCorp of Northwest Ohio.

Robert B. Calhoun [2,3]	63	1991	Managing Director of Monitor Clipper Partners, a private equity investment firm, since August 1997. Mr. Calhoun is a director of Avondale Mills, Inc. and The Lord Abbett Family of Funds.

Frank E. Horton [l,2]	67	1992	Principal Associate, Horton & Associates, Consultants in Higher Education, Bayfield, Colorado, since 1999; Executive Consultant to the Provost, University of Missouri – Kansas City, July 2003 to June 2004; Interim Dean of Biological Sciences, University of Missouri — Kansas City, August 2002 to February 2003; Interim President, Southern Illinois University, February 2000 to October 2000.

G. Kenneth Baum [3]	76	1988	Chairman of the Board of George K. Baum Group, Inc., an investment company, since April 1994. Mr. Baum is a director of H & R Block, Inc.

Ronald L. Thompson [1,4]	57	2003	Retired October 2005; Chairman of the Board and Chief Executive Officer of Midwest Stamping Company, a manufacturer of stamped metal components and assemblies for the automotive industry, March 1993 to October 2005. Mr. Thompson is a Trustee of the Teachers Insurance and Annuity Association.

Leo Benatar [4]	76	1991	Chairman of the Board of IBC; Principal for Benatar & Associates, a consulting firm, since July 1996. Mr. Benatar is a director of Mohawk Industries, Inc., PAXAR Corporation and Aaron Rents, Inc.

Richard L. Metrick [2,4]	65	2000	Senior Managing Director in the Investment Banking Department of Bear Stearns & Co., Inc. since February 1989.

accounting firm, from September 1992 to June 2002.

		Director
Name	Age	Since	Principal Occupation or Employment for the Last Five Years and Directorships
David N. Weinstein	47	2006	Chairman of the Board of Pioneer Companies, Inc., January 2002 to December 2005; Chairman of the Board of York Research Corporation, November 2002 to June 2004; Managing Director and Head of High Yield Origination and Capital Markets of BNP Paribas, March 2000 to February 2002.

William P. Mistretta	50	2006	Vice President of Operations for a division of Compass Group PLC’s U.S. operations since March 2006.

[1]	Member of the Audit Committee

[2]	Member of the Compensation Committee

[3]	Member of the Nominating/Corporate Governance Committee

[4]	Member of the Executive Committee
On September 21, 2004, James R. Elsesser resigned as Chairman of the Board of Directors and as a director. On July 31, 2005, Charles A. Sullivan retired from our Board of Directors.
Audit Committee
The Board of Directors has appointed an Audit Committee consisting of three independent directors: Michael J. Anderson, Frank E. Horton, and Ronald L. Thompson. Mr. Anderson serves as Chairman of the Audit Committee and has been determined by the Board of Directors to be a financial expert under applicable SEC and NYSE regulations. The Audit Committee hires our independent auditors, reviews with the auditors the scope and results of the audit, reviews with our internal auditors the scope and results of our internal audit procedures, reviews the independence of the auditors and non-audit services provided by the auditors, considers the range of audit and non-audit fees, reviews with our independent auditors and management the effectiveness of our system of internal accounting controls and makes inquiries into other matters within the scope of its duties. The Audit Committee is governed by a written charter adopted by our Board of Directors, which is available on our website at www.interstatebakeriescorp.com and available in print to any stockholder upon request.
Executive Officers
Set forth below is the name, age and present principal occupation or employment (except to the extent noted below) and five-year employment history of each of our executive officers. The executive officers serve at the pleasure of the Board of Directors. The business address of each person listed below is 12 East Armour Boulevard, Kansas City, Missouri 64111, except for the business address of Mr. Willson, which is 4100 East Broadway, Suite 150, Phoenix, Arizona 85040 and the business addresses of Messrs. Elsesser, Bartoszewski, and Yarick. James R. Elsesser, Thomas S. Bartoszewski, Jacques Roizen and Paul E. Yarick resigned or retired from their positions with IBC subsequent to the end of fiscal 2004, and consequently, information on their present principal occupations is not provided in the table below. Please see the footnotes accompanying this table for additional information regarding the departures of these individuals.

Name	Age	Present Principal Occupation or Employment and Five-Year Employment History
Antonio C. Alvarez II [1]	58	Chief Executive Officer of IBC since September 2004; and Managing Director of Alvarez & Marsal LLC, a professional services firm, since September 1983.

James R. Elsesser[2]	62	Chief Executive Officer of IBC from October 2002 to September 2004; Financial Consultant from March 2002 through September 2002; and Vice President and Chief Financial Officer of Ralston Purina Company for more than two years prior thereto.

Michael D. Kafoure	57	President and Chief Operating Officer of IBC since September 1995.

John K. Suckow [1]	47	Executive Vice President and Chief Restructuring Officer of IBC since September 2004; Managing Director of Alvarez & Marsal LLC, a professional services firm, since July 2002; and Partner at Arthur Andersen LLP, a public accounting firm, from September 1992 to June 2002.

Name	Age	Present Principal Occupation or Employment and Five-Year Employment History
Thomas S. Bartoszewski[3]	63	Executive Vice President – Wholesale Business Unit, Eastern Region of IBC from October 2003 to January 2005; Executive Vice President – Eastern Division of IBC from August 2002 to October 2003; and Senior Vice President of the North Central Region of IBC from May 1999 to August 2002.

Ronald B. Hutchison	56	Executive Vice President and Chief Financial Officer of IBC since July 2004; Executive Vice President of Aurora Foods, a branded food manufacturing company, from June 2003 to March 2004; Executive Vice President of Kmart Corporation, an operator of consumer retail stores, from January 2002 to May 2003; and Executive Vice President and Chief Financial Officer of Advantica Restaurant Group, Inc., parent company of the Denny’s Corporation restaurant chain from January 1998 to November 2001.

Kent B. Magill	53	Executive Vice President, General Counsel and Corporate Secretary of IBC since August 2005; Vice President, General Counsel and Corporate Secretary of IBC from June 2002 to August 2005; and Associate General Counsel of IBC from November 2000 to June 2002.

Robert P. Morgan	50	Executive Vice President – Wholesale Business Unit, Upper Midwest and Northeast PCs of IBC since October 2005; Executive Vice President – Sales and Trade Marketing Strategy from October 2003 to October 2005; Executive Vice President – Eastern Division from February 2000 to August 2002; Executive Vice President – Central Division from April 1999 to October 2003.

Steven V. Proscino	51	Executive Vice President – Wholesale Business Unit, Southeast, Mid-Atlantic and Florida PCs of IBC since October 2005; Executive Vice President – Wholesale Business Unit, Eastern Region of IBC from January 2005 to October 2005; Partner at Q6, LLC, a company specializing in the design and implementation of performance improvement programs for Fortune 500 companies, from January 2003 to January 2005; and Executive Vice President of Earthgrains/Sara Lee Corporation, a company engaged in the manufacture and distribution of wholesale baked goods, from January 1994 to January 2003.

Jacques Roizen [1,4]	37	Chief Marketing Officer of IBC from November 2004 to August 2005; Director of Alvarez & Marsal, a professional services firm, from March 2003 until present; Consultant with McKinsey & Company’s Retail and Consumer Goods Consulting Practice from October 2000 until March 2003; Director of Business Development at Online Retail Partners, an e-commerce venture capital and management firm, from June 2000 until October 2000; and attended Columbia Business School from August 1998 until graduation in May 2000.

Richard C. Seban	54	Executive Vice President and Chief Marketing Officer of IBC since August 2005; President and Chief Operating Officer of High Liner Foods, Inc., a Nova Scotia based processor and marketer of frozen seafood and pasta products, from July 2000 to March 2005.

Richard D. Willson	58	Executive Vice President – Wholesale Business Unit, Western Region of IBC since June 2004; and Executive Vice President of the Western Division of IBC from June 1999 through May 2004.

J. Randall Vance	46	Senior Vice President — Finance and Treasurer of IBC since September 2004; Vice President and Treasurer of Farmland Industries, Inc., a diversified agribusiness cooperative, from July 2002 to January 2004; Assistant Treasurer of Farmland Industries, Inc. from 2000 to July 2002; and Director, Corporate Finance of Farmland Industries, Inc. for more than 2 years prior thereto.

Name	Age	Present Principal Occupation or Employment and Five-Year Employment History
Laura D. Robb	48	Vice President and Corporate Controller of IBC since July 2002 and Assistant Corporate Controller of IBC for a period of more than 2 years prior thereto.

Paul E. Yarick[5]	67	Senior Vice President – Finance and Treasurer of IBC from April 2003 to September 2004; and Vice President and Treasurer of IBC for more than three years prior thereto.

Melvin H. Ghearing	57	Vice President – Bakery Outlet Business Unit since June 2004 and Vice President – Retail Operations from July 1995 through May, 2004.

1	Messrs. Alvarez, Roizen and Suckow, as employees of A&M, were designated as officers of IBC pursuant to an amended and restated letter agreement dated as of September 21, 2004, further amended and restated as of October 14, 2004 and amended on July 18, 2005 and elected by the Board of Directors in September 2004, April 2005, and March 2006.

2	Mr. Elsesser resigned as Chief Executive Office of IBC on September 21, 2004.

3	Mr. Bartoszewski retired on January 7, 2005.

4	As Interim Chief Marketing Officer, Mr. Roizen stepped down from his position when Mr. Seban was hired on August 1, 2005.

5	Mr. Yarick retired on September 10, 2004.
Involvement in Prior Bankruptcy Proceedings and/or Restructurings
A number of our executive officers have experience in managing companies while subject to Chapter 11 bankruptcy proceedings. Mr. Alvarez previously served as CEO of Warnaco, Inc., Wherehouse Entertainment, Inc., Phar-Mor, Inc., Long Manufacturing, Inc. and Coleco Industries, Inc. Additionally, he was the President and Chief Operating Officer of Republic Health Corporation (renamed OrNda HealthCorp). Mr. Alvarez also served as Restructuring Advisor in Charter Medical Corporation and Resorts International, Inc. Mr. Suckow’s diverse restructuring experience includes American Pad & Paper, Ames, ANC, Beatrice Canada, Bush Industries, Fleming Companies, Magellan Health Services, Mercury Stainless/Washington Steel, Microcell Telecommunications, Peter J. Schmitt, and Singer NV. Mr. Hutchison was instrumental in developing reorganization plans pursuant to Chapter 11 of the Bankruptcy Code during his terms as an executive officer of Leaseway Transportation, Advantica Restaurant Group, Kmart Corporation, and Aurora Foods. Mr. Vance was an officer at Farmland Industries during that company’s bankruptcy proceedings.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors and persons who beneficially own more than 10% of the common stock (‘reporting persons’) file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms and amendments thereto furnished to us and written representations from the executive officers and directors, to our knowledge, all forms required to be filed by reporting persons of IBC during fiscal 2004 were timely filed pursuant to Section 16(a) of the Exchange Act.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Senior Vice President-Finance and Treasurer and Controller. The Code of Business Conduct and Ethics is posted on our website, www.interstatebakeriescorp.com. We intend to satisfy the disclosure requirement regarding an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information concerning compensation received for each of the last five fiscal years by (i) the person who served as our Chief Executive Officer during our fiscal year ended May 29, 2004, and (ii) our four other most highly compensated executive officers as of May 29, 2004 (the individuals in (i) and (ii) are collectively referred to as the “Named Executive Officers”).

					Long Term Compensation
					Awards			Payouts
		Annual Compensation					Securities
				Other annual	Restricted stock		Underlying		All other
		Salary	Bonus	compensation	award(s)		Options/SARs	LTIP payouts	Compensation[1]
	Year	($)	($)	($)	($)		(#)	($)	($)
Name and principal position (a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)
James R. Elsesser [2]	2006	—	—	—	—		—	—	—
Chairman of the Board and CEO	2005	228,653	—	—	—		—	—	489,969	[5,6]
	2004	716,634			784,700	[3]	—		23,627
	2003	468,461	245,000		—		340,000	—	6,623
	2002	—	—		—		—	—	—

Michael D. Kafoure	2006	496,313	219,127	—	—		—	—	13,151	[7]
President and Chief Operating Officer	2005	486,948	—	—	—		—	—	13,687	[5]
	2004	480,537	—		399,578	[3]	—	—	22,787
	2003	461,415	—		—		100,000	—	21,926
	2002	443,385	506,000		—		—	—	18,274

Kent B. Magill	2006	272,274	110,745						11,660	[8]
VP, General Counsel and Secretary	2005	228,879	—	—	—		—	—	7,751	[10]
	2004	225,196	30,000		170,894	[3]	—	—	23,678
	2003	215,662	30,000		—		85,000	—	23,215
	2002	175,672	145,704		—		—	—	19,795

Robert P. Morgan	2006	221,160	54,247						12,754	[9]
Executive VP, Central Division	2005	216,987	27,123	—	—		—	—	12,645	[11]
	2004	212,497	—		201,234	[3]	—	—	23,390
	2003	204,538	20,000		—		70,000	—	22,634
	2002	197,538	213,337		—		—	—	19,484

Paul E. Yarick [4]	2006	—	—	—	—		—	—	—
Senior VP — Finance and Treasurer	2005	93,077	—	—	—		—	—	8,603	[12]
	2004	200,000	—		89,297	[3]	—	—	24,830
	2003	177,237	25,000		—		35,000	—	23,052
	2002	166,508	106,882		—		—	—	21,560

1	All other compensation for the fiscal year ended May 29, 2004, includes our Company’s contributions in the amounts of $23,450, $23,450, $23,450, $23,300, and $22,850, which accrued during such fiscal year for the accounts of Messrs. Elsesser, Kafoure, Magill, Morgan, and Yarick, respectively, under our Company’s Retirement Income Plan and the imputed income for term life insurance provided by our Company for the benefit of Messrs. Elsesser, Kafoure, Magill, Morgan, and Yarick in the amounts of $1,806, $966, $828, $540, and $1,980, respectively.

2	Mr. Elsesser became Chief Executive Officer on October 1, 2002 and resigned subsequent to the end of fiscal 2004.

3	On January 23, 2004, the Company exchanged outstanding options to purchase shares of our Common Stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The restricted stock, which will vest ratably over a four-year term, and the eligible options were granted under our 1996 Plan. The value was calculated based on the closing price of the common stock on January 23, 2004 of $14.75 per share. Subsequent to the exchange of options for restricted stock, Mr. Kafoure and the Company agreed to a rescission of the exchange and Mr. Kafoure returned the restricted stock grant. Messrs. Magill and Morgan have elected to disclaim ownership of the vested portion of their restricted stock and have surrendered all rights thereunder.

4	Mr. Yarick retired from his position subsequent to the end of fiscal 2004.

5	Includes $4,228 and $7,001 for use of a company car for Messrs. Elsesser and Kafoure respectively.

6	Includes $477,736 for a Deferred Share Award of 53,200 common shares.

7	All other compensation for Mr. Kafoure for the fiscal year ended June 3, 2006 includes our Company’s contribution in the amount of $7,560, which accrued during such fiscal year for the account of Mr. Kafoure under our Company’s Retirement Income Plan, and $5,591 for the use of a company car.

8	All other compensation for Mr. Magill for the fiscal year ended June 3, 2006 includes our Company’s contribution in the amount of $7,560, which accrued during such fiscal year for the account of Mr. Magill under our Company’s Retirement Income Plan, $556 for the use of a company car, $3,307 for Company provided financial advisory services and the imputed income for term life insurance provided by our Company for the benefit of Mr. Magill in the amount of $236.

9	All other compensation for Mr. Morgan for the fiscal year ended June 3, 2006 includes our Company’s contribution in the amount of $7,560, which accrued during such fiscal year for the account of Mr. Morgan under our Company’s Retirement Income Plan, and $5,194 for the use of a company car.

10	All other compensation for Mr. Magill for the fiscal year ended May 28, 2005 includes our Company’s contribution in the amount of $7,380, which accrued during such fiscal year for the account of Mr. Magill under our Company’s Retirement Income Plan, $135 for Company provided financial advisory services and the imputed income for term life insurance provided by our Company for the benefit of Mr. Magill in the amount of $236.

11	All other compensation for Mr. Morgan for the fiscal year ended May 28, 2005 includes our Company’s contribution in the amount of $7,380, which accrued during such fiscal year for the account of Mr. Morgan under our Company’s Retirement Income Plan, $5,093 for the use of a company car and the imputed income for term life insurance provided by our Company for the benefit of Mr. Morgan in the amount of $172.

12	All other compensation for Mr. Yarick for the fiscal year ended May 28, 2005 includes our Company’s contribution in the amount of $6,120, which accrued during such fiscal year for the account of Mr. Yarick under our Company’s Retirement Income Plan, $808 for Company provided financial advisory services and the imputed income for term life insurance provided by our Company for the benefit of Mr. Yarick in the amount of $1,675.
Stock Options
The following two sections set forth information for the last completed fiscal year relating to (i) the grant of stock options to the Named Executive Officers and (ii) the exercise and appreciation of stock options held by the Named Executive Officers.
Option Grants in the Fiscal Year Ended May 29, 2004
No stock options were granted in fiscal 2004 to any of the Named Executive Officers.
Aggregated Option Exercises in Fiscal 2004 and Option Values at May 29, 2004

			Number of securities underlying
			unexercised options at fiscal		Value of unexercised in-the-
	Shares	Value	year end		money options at fiscal year end
	acquired on	Realized	(#)		($)
	exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Name (a)	(b)	(c)	(d)		(e)
James E. Elsesser [1]	0	0	116,667	53,333	13,334	26,667
Michael D. Kafoure	0	0	290,073	33,333	24,095	16,667
Kent B. Magill	0	0	40,000	20,000	5,000	10,000
Robert P. Morgan	0	0	90,000	20,000	5,000	10,000
Paul E. Yarick [1]	0	0	61,351	13,333	40,500	6,667

[1]	Mr. Elsesser resigned and Mr. Yarick retired subsequent to the end of fiscal 2004.
Long Term Incentive Plan Awards in the Fiscal Year Ended May 29, 2004
No awards were made under any Long Term Incentive Plan in fiscal 2004 to any of the Named Executive Officers.

IBC Supplemental Executive Retirement Plan
In connection with our Chapter 11 filing, as of November 11, 2004, we suspended payments and accruals of service credit under the SERP. The following describes the SERP as it existed prior to its suspension.
In June 2002, we adopted the SERP, an unfunded, non-tax-qualified supplemental retirement plan. Under the SERP, we will pay certain key executives and managers who retire after age 60 (the normal retirement age), including the Named Executive Officers, an annual retirement benefit equal to 1.8% of the participant’s average annual base salary received during the 60 months immediately preceding retirement, for each year of service to IBC, up to 20 years, or the Benefit. For purposes of this formula, “base salary” means the salary amount set forth in the Salary column of the Summary Compensation Table. As a result, the maximum Benefit is 36% of the participant’s average annual base salary for the preceding 60 months. Upon termination of the participant’s service for any reason other than disability or death after the participant reaches 60 years of age, one-twelfth of the Benefit will be paid each month, if the participant is not married at retirement, until the date of the participant’s death. If the participant is married at retirement, one-twelfth of the Benefit will be paid each month for the participant’s lifetime, unless the participant dies before receiving 300 monthly payments in which event payments will continue to be made to his or her spouse until the earlier of the spouse’s death or the payment of a total of 300 monthly payments to both the participant and the spouse. The SERP includes certain provisions, exercisable at the participant’s election, for the payment of a reduced joint and survivor monthly benefit payable for the surviving spouse’s lifetime if the participant is married on the date of his or her retirement.
A participant is entitled to a disability benefit, determined and paid in the same manner as the Benefit, if termination of employment results from total and permanent disability prior to age 60 and if the participant has 20 or more years of service as of the date of disability. Payment begins the month following the month during which the participant reaches 60 years of age and is payable for the participant’s lifetime, unless the participant is married on the date of disability and dies before receiving 300 monthly payments, in which event payments will continue to be made to his or her spouse until the earlier of the spouse’s death or the payment of a total of 300 monthly payments to both the participant and the spouse. Alternatively, if the participant is married on the date of disability, he or she can elect the reduced joint and survivor annuity described above.
A participant’s surviving spouse, if any, will be entitled to receive a death benefit, determined and paid in the same manner as the Benefit, upon the participant’s death if the participant dies after reaching 60 years of age but before retirement, or if the participant dies after 20 or more years of service, regardless of age. This death benefit begins the month following the month during which the participant would have reached 60 years of age or the month following his death, whichever is later, and is payable for the lesser of 300 months or until the death of the spouse.
The following table sets forth the annual estimated Benefits payable upon retirement to participants in the SERP in the specified compensation and years of service classifications. The Benefits, including those payable upon death or disability, are not reduced for social security or any other offset amounts.
SERP Table

Annual Average Earnings Over the	Years of Service
Last 60 Months of Employment	5	10	15	20
$100,000	$9,000	$18,000	$27,000	$36,000
$200,000	$18,000	$36,000	$54,000	$72,000
$300,000	$27,000	$54,000	$81,000	$108,000
$400,000	$36,000	$72,000	$108,000	$144,000
$500,000	$45,000	$90,000	$135,000	$180,000
$600,000	$54,000	$108,000	$162,000	$216,000
$700,000	$63,000	$126,000	$189,000	$252,000
$800,000	$72,000	$144,000	$216,000	$288,000
As of May 29, 2004, Messrs. Elsesser, Kafoure and Magill had accredited service of 2, 9 and 4 years, respectively. Mr. Morgan and Mr. Yarick had each exceeded 20 years accredited service.

KERP PLAN
In order to retain key employees and minimize management turnover during our Chapter 11 cases, we have implemented a Key Employee Retention Plan, or KERP, which was approved by the Bankruptcy Court on February 17, 2005. The KERP has two components: (i) retention or “stay” bonuses that encourage and reward employees for continuing with us during and throughout the Chapter 11 process; and (ii) restructuring performance bonuses that will reward participants if we achieve certain performance objectives during the Chapter 11 cases.
KERP participants must remain in our employ in order to receive payments under the KERP. A participant who is terminated for cause (as defined in the KERP) or voluntarily leaves our employment without good reason (as defined in the KERP) prior to a payment date under the KERP will forfeit such participant’s right to future payment under the KERP. If a participant is terminated without cause or resigns for good reason prior to a payment date, such participant is paid a pro-rated amount of such participant’s retention and restructuring performance bonus.
Retention Bonuses
Under the KERP, approximately 200 employees are eligible for retention bonuses between 20% and 60% of their annual base salary. We estimate that the maximum possible cost of these retention bonuses will be approximately $7.2 million. The retention bonuses are to be paid in three installments. The first two installments, each consisting of 25% of the total retention bonus, were paid on May 1, 2005 and November 1, 2005. The remaining 50% of the retention bonus will be paid to eligible employees 30 days after the substantial consummation of a confirmed plan of reorganization whereby we emerge from bankruptcy as reorganized entities on a stand-alone basis, or the closing of a sale of all or substantially all of our assets as a going concern.
Restructuring Performance Bonuses
In lieu of our 2005 annual incentive bonus plan, which has been terminated, the KERP contains a performance component under which cash bonuses will be paid to participants if we achieve certain predetermined financial objectives. The restructuring performance bonuses are to be based on a target figure for our adjusted earnings before interest, taxes, depreciation, amortization and restructuring costs (EBITDAR). If our actual adjusted EBITDAR for fiscal 2005 equals the target adjusted EBITDAR, participants would be eligible to receive a baseline restructuring performance bonus ranging from 5% to 30% of their base salary. The aggregate amount of baseline restructuring performance bonuses is approximately $5.0 million.
The restructuring performance bonuses will decrease or increase proportionally if the actual adjusted EBITDAR is less than or exceeds target adjusted EBITDAR, provided that (i) no restructuring performance bonuses will be payable if the actual adjusted EBITDAR is less than 80% of the target adjusted EBITDAR, and (ii) the aggregate amount of the restructuring performance bonuses will be capped at $5.7 million, which would be payable in the event that actual adjusted EBITDAR is 125% or more of the target adjusted EBITDAR.
The amount of restructuring performance bonuses payable to participants consists of (i) a fixed component equal to 60% of the participant’s earned restructuring performance bonus and (ii) a discretionary component to be determined by the Compensation Committee of the Board. Actual restructuring bonuses will be paid in 2 installments. The first 50% installment, based on an estimate of 100% of target EBITDAR, was paid on or about August 15, 2005. Actual EBITDAR exceeded the target adjusted EBITDAR by more than 125%. As a result, an additional payment relating to the first installment will be made. The remaining 50% will be paid on the later of (i) 30 days after the substantial consummation of a confirmed plan of reorganization whereby we emerge from bankruptcy as reorganized entities on a stand-alone basis, or the closing of a sale of all or substantially all of our assets as a going concern, or (ii) the date on which our fiscal 2005 financial statements are complete.
Participation of Named Executive Officers
Messrs. Kafoure, Magill and Morgan are participants in the KERP. The maximum amounts that Messrs. Kafoure, Magill and Morgan may be entitled to under the KERP are approximately $0.5 million, $0.3 million, and $0.2 million, respectively.

Compensation of Directors
Directors who are not our salaried employees or consultants are entitled to an annual retainer of $30,000 plus $2,000 for each Board of Directors meeting attended in person and $1,000 for each telephonic Board of Directors meeting. In addition, directors who are members of committees of the Board of Directors and who are not our salaried employees or consultants are entitled to receive $1,000 for each committee meeting attended that is not conducted in conjunction with a meeting of the full Board of Directors and $750 for each committee meeting attended in person that is conducted on the same day as a meeting of the full Board of Directors. For telephonic committee meetings, each committee member is entitled to receive $500. The Non-Executive Chairman of the Board is entitled to receive an annual retainer of $150,000. The Chairman of the Audit Committee is entitled to receive an annual retainer of $5,000. The Chairman of the Compensation Committee and the Nominating/Corporate Governance Committee are each entitled to receive an annual retainer of $2,500. In addition, non-employee directors are eligible for awards of stock options and restricted or unrestricted shares of common stock pursuant to our 1996 Stock Incentive Plan, or the 1996 Plan. In fiscal 2004, no stock option grants were made to non-employee directors. On July 13, 2004, we granted shares of restricted stock to each non-employee director, such shares were issued pursuant to the provisions of the 1996 Plan. Each such award was the number of shares of our common stock equal to $50,000 divided by the closing price on the NYSE ($11.05) on July 13, 2004 (rounded to the nearest whole share) or 4,525 shares. The restricted stock vested quarterly over a one-year term.
James R. Elsesser Employment Agreement
We entered into an employment agreement with James R. Elsesser on September 4, 2002. The agreement was set to expire on October 1, 2005, subject to automatic renewal for successive one-year periods unless we or Mr. Elsesser gave timely notice that the term would not be extended. The agreement provided for the employment of Mr. Elsesser as Chief Executive Officer at an annualized base salary during the term of the agreement of at least $700,000, subject to annual review. In addition to base salary, the agreement provided for an annual bonus under our Incentive Compensation Plan, or the IC Plan, at the level available to the Chairman of the Board and Chief Executive Officer immediately prior to October 1, 2002. However, for fiscal 2003, Mr. Elsesser was guaranteed a minimum bonus equal to one-half of the target level bonus payable under the IC Plan. The agreement also provided for the grant to Mr. Elsesser of a deferred share award during fiscal 2003, pursuant to which he had the right to receive 150,000 shares of our common stock vesting over three years at the rate of 50,000 shares per year. Only 50,000 shares had vested pursuant to Mr. Elsesser’s deferred share award prior to his resignation. In addition, the agreement provided for Mr. Elsesser to receive a non-qualified option grant of 250,000 shares of common stock, vesting over three years, with an exercise price equal to the closing sales price of the common stock on the date of grant. The agreement was to terminate in the event of death or permanent disability. In either such case, or in the event that employment was terminated by us without Mr. Elsesser’s consent, Mr. Elsesser was to continue to receive his regular salary payments, continued health, medical, disability and insurance coverage and continued accrual of retirement and supplemental retirement benefits during the longer of (i) the balance of the agreement term, or (ii) one year following the termination date. The agreement provided that Mr. Elsesser would be a member of our Board of Directors, and would be nominated for re-election, during the term of his employment, and required Mr. Elsesser to maintain the confidentiality of our Company’s confidential information prior to public disclosure by us. Mr. Elsesser’s employment agreement was terminated in conjunction with his resignation from all positions with IBC on September 21, 2004, and all payments under the agreement were discontinued. Mr. Elsesser may qualify as an unsecured creditor in our Chapter 11 proceedings with regard to certain provisions of his employment agreement.
Other Employment Agreements
We entered into employment agreements with Michael D. Kafoure, Thomas S. Bartoszewski, Robert P. Morgan, Richard D. Willson and Ronald B. Hutchison. The agreements were to expire on January 1, 2005, except for Mr. Hutchison’s whose agreement expires on July 7, 2006, subject to automatic renewal for successive one-year periods unless we or the employee gives timely notice that the term will not be extended; no such notice has been given by either us or the employees. The agreements provide for annualized base salaries during the term of the agreements of at least the following amounts: $460,000 for Mr. Kafoure; $185,000 for Mr. Bartoszewski; $204,000 for Mr. Morgan, and $350,000 for Mr. Hutchison; in each case, subject to annual review. In addition to base salary, the agreements provide for an annual bonus under the IC Plan at the specified level under the IC Plan for the employee’s job title. In addition, Mr. Hutchison’s agreement provides for a guaranteed minimum bonus of $100,000 under the IC Plan for the 2005 fiscal year, an award of 20,000 shares of restricted stock vesting ratably over three years, and payment, under certain circumstances, of a $100,000 relocation stipend in the event of his termination within two years. Each agreement terminates in the event of death or permanent disability. In either such case, or in the event that employment is terminated by us without the employee’s consent (other than for a felony conviction, guilty plea or plea of nolo contendere to a felony), the employee will continue to receive his regular salary payments, continued health, medical, disability and insurance coverage and continued accrual of retirement and supplemental retirement benefits during the balance of the agreement term. The employees will not be entitled to receive any benefits under the employment agreements to the extent that payments are made under a management continuity agreement following a change in control. The agreements prevent the employees from competing with us or soliciting customers for a competitive business during the term of the agreement and during the balance of the agreement term following termination and require the employees to maintain the confidentiality of our confidential information prior to public disclosure by us. Mr. Bartoszewski’s employment agreement was terminated in conjunction with his retirement from IBC on January 7, 2005 and all payments under the agreement were discontinued.
Because these contracts were entered into pre-petition, they are subject to assumption or rejection under the provisions of the Bankruptcy Code. We are in the process of reviewing the contracts as part of our overall restructuring process and have made no decision at this time with regard to whether we will seek Bankruptcy Court approval to either assume or reject the contracts.
Alvarez and Marsal Agreement
On September 21, 2004, we appointed Antonio C. Alvarez II as our Chief Executive Officer and John K. Suckow as our Executive Vice President and Chief Restructuring Officer. Messrs. Alvarez and Suckow, as employees of A&M, were designated as officers pursuant to an amended and restated letter agreement dated as of September 21, 2004, further amended and restated as of October 14, 2004, or the Letter Agreement. The terms and conditions of the Letter Agreement were approved by the Bankruptcy Court on October 25, 2004. Under the terms of the Letter Agreement, we pay $150,000 per month to A&M for the services of Mr. Alvarez as Chief Executive Officer. In addition, we pay A&M an hourly rate of $600 for the services of Mr. Suckow as Executive Vice President and Chief Restructuring Officer and an hourly rate ranging from $200 to $650 for other employees of A&M. We also compensate A&M for reasonable out-of-pocket expenses.
On July 18, 2005, we entered into a supplemental letter agreement with A&M (the Incentive Fee Agreement), which sets forth the manner in which A&M’s incentive compensation is to be calculated under the Letter Agreement. Pursuant to the Bankruptcy Court’s October 25, 2004 order, notice of the Incentive Fee Agreement was provided to certain interested parties in our bankruptcy. Upon agreement of such parties, the time to object to the Incentive Fee Agreement has been repeatedly extended, most recently until October 16, 2006. Therefore, absent consent of such parties, the Incentive Fee Agreement remains subject to Bankruptcy Court approval and, accordingly, its terms will not become effective until such consent or approval has been obtained. Pursuant to the Incentive Fee Agreement, A&M is entitled to incentive compensation to be based on five percent of our Total Enterprise Value (as defined in the Incentive Fee Agreement) in excess of $723 million. Total Enterprise Value consists of two components: (i) our total cash balance as of the effective date of our plan of reorganization, less the normalized level of cash required by us in the ordinary course of business, plus (ii) either (a) the midpoint enterprise value set forth in the disclosure statement with respect to our plan of reorganization as confirmed by the Bankruptcy Court or (b) the aggregate consideration received by us in a sale. Under all circumstances other than a liquidation of our company (in which case A&M will have no guaranteed incentive compensation), A&M’s incentive compensation will be a minimum of $3,850,000. The incentive compensation will be payable upon the consummation of our plan of reorganization.
The Letter Agreement may be terminated by either party without cause upon thirty days prior written notice, subject to the payment by us of any fees and expenses due to A&M. If we terminate the Letter Agreement without cause or if A&M terminates the Letter Agreement for good reason, A&M will also be entitled to receive the incentive fee, provided that the consummation of our restructuring occurs within twelve months of termination. If we terminate the Letter Agreement for cause, we will be relieved of all of its payment obligations, except for the payment of fees and expenses incurred by A&M through the effective date of termination. Under the terms of the Letter Agreement, Messrs. Alvarez and Suckow will continue to be employed by A&M and, while rendering services to us, will continue to work with A&M personnel in connection with other unrelated matters. In addition to Messrs. Alvarez and Suckow, additional A&M personnel have been and will be designated as officers pursuant to the Letter Agreement.

Management Continuity Agreements
Our Company has entered into management continuity agreements with Messrs. Elsesser, Kafoure, Magill, Bartoszewski, Morgan, Willson and Hutchison. Mr. Elsesser’s agreement was terminated in conjunction with his resignation from all positions with IBC on September 21, 2004. Likewise, Mr. Bartozewski’s agreement was terminated in conjunction with his retirement from IBC on January 7, 2005. These agreements provide that if, within two years after a change in control (as defined below) we, or any purchaser of our business, terminates the executive’s employment other than by reason of (i) a transfer of employment to a related entity of such purchaser under substantially the same employment terms, (ii) the executive’s death, or (iii) the executive’s voluntary termination if the executive has continued to enjoy substantially the same employment terms, the executive will be entitled to receive:
•	an amount equal to two years of the executive’s salary (based on the executive’s monthly base salary immediately prior to the change in control or the employment termination date, whichever is greater) and bonus (equal to the target bonus under the IC Plan or the most recent annual bonus received by the executive, whichever is greater);

•	continued life, health, accident and disability benefits for two years following the employment termination date;

•	immediate and full vesting under our SERP and at least two additional years of credited service under the SERP (except that the adjustment cannot result in the years of credited service exceeding 20 years); and

•	up to $15,000 of outplacement counseling services.
We will reimburse the executive for any excise taxes imposed by Section 4999 of the Internal Revenue Code of 1986, and will make a gross-up payment to reimburse the executive for any income or other tax attributable to the gross-up payment and to the tax reimbursement payments themselves.
A “change in control” generally is defined to take place when (a) there is a change in the membership of the Board of Directors in which the present directors (and persons nominated or appointed by the directors) cease to constitute at least a majority of the Board, (b) a person or group (other than us and various affiliated persons or entities) becomes the beneficial owner, directly or indirectly, of 50% or more of the total voting power of our outstanding securities, (c) a sale of all or substantially all of our assets, (d) a merger, share exchange, reorganization or consolidation involving us in which at least 50% of the total voting power of the voting securities of the surviving corporation is held by persons who were not previously our stockholders, or (e) a finding by a majority of the present directors (and persons nominated or appointed by the directors) that a sale, disposition, merger or other transaction or event that they determine constitutes a change in control has occurred.
Because these contracts were entered into pre-petition, they are subject to assumption or rejection under the provisions of the Bankruptcy Code. We are in the process of reviewing the contracts as part of our overall restructuring process and have made no decision at this time with regard to whether we will seek Bankruptcy Court approval to either assume or reject the contracts.
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee are Messrs. Calhoun, Horton and Metrick. No member of the Compensation Committee was an officer, employee or a former officer or employee of us or any of our subsidiaries during fiscal 2004.
Option Exchange
In fiscal 2004, the Compensation Committee authorized IBC to offer eligible employees the right to exchange stock options with exercise prices above $25.00, or the Underwater Options, for restricted stock. The Underwater Options were valued by an outside independent compensation consulting firm using a Black-Scholes model employing certain assumptions. The firm employed a standard valuation that had been utilized by other companies in designing similar programs. The restricted stock issued in exchange for the Underwater Options has a four year vesting period and the valuation was not discounted based on such vesting period. The vesting of the restricted stock is accelerated in the event of an employee’s death, retirement, disability or involuntary termination for reasons other than extreme cause such as criminal or willful misconduct. The exchange occurred on January 23, 2004, with the number of shares of restricted stock awarded based upon the prior day’s closing price of our stock, $14.80. The restricted stock and the eligible options were granted under our 1996 Plan. During fiscal 2005 and fiscal 2006, certain Named Executive Officers (i) rescinded their option exchange transactions and had their stock options reinstated or (ii) elected to disclaim ownership of the vested portion of their restricted stock and surrendered all rights thereunder.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
We have only one equity compensation plan for eligible employees under which options, rights or warrants may be granted, the 1996 Stock Incentive Plan. See Note 9. Stock-Based Compensation to our consolidated financial statements, contained herein for further information on the material terms of this plan. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under our 1996 Plan as of May 29, 2004:
Equity Compensation Plan Information as of May 29, 2004

Number of securities
		Weighted-	remaining available for
		average exercise	future issuance under
	Number of securities to be	price of	equity compensation
	issued upon exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,072,000	$15.57	7,132,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	5,072,000	$15.57	7,132,000

Holdings of Principal Stockholders
The following table sets forth information regarding the ownership of our common stock by each person known to us to be the beneficial owner of more than 5% of our Company’s common stock as of August 15, 2006.

		(3)
		Amount and
		nature of
(1)	(2)	beneficial	(4)
Title of Class	Name and address of beneficial owner	ownership	Percent of Class
Common	EagleRock Capital Management, L.L.C. [1]
	551 Fifth Avenue, 34th Floor	4,013,176	8.8%
	New York, NY 10176
Common	Brencourt Advisors, LLC[1]
	600 Lexington Avenue 8th Floor	3,879,937	8.5%
	New York, NY 10022
Common	Glenview Capital Management, LLC[1]
	399 Park Avenue, Floor 39	3,782,781	8.3%
	New York, NY 10022
Common	QVT Financial LP [1]
	527 Madison Avenue, 8th Floor	3,322,495	7.32%
	New York, NY 10022
Common	Brandes Investment Partners, L.P. [1]
	11988 El Camino Real, Suite 500	2,958,045	6.5%
	San Diego, CA 92130

		(3)
		Amount and
		nature of
(1)	(2)	beneficial	(4)
Title of Class	Name and address of beneficial owner	ownership	Percent of Class
Common	Fidelity Management & Research Co. [1]
	82 Devonshire Street	2,848,716	6.277%
	Boston, MA 02109
Common	Ore Hill Partners LLC[1]
	C/o Butterfield Fund Services (Cayman) Ltd.	2,811,400	6.19%
	PO Box 705GT
	Butterfield House
	68 Fort Street
	Grand Cayman, Cayman Islands

1	The information concerning beneficial ownership was obtained from Schedule 13G reports of EagleRock Capital Management, L.L.C., Glenview Capital Management, LLC, QVT Financial LP, Brandes Investment Partners, L.P., Fidelity Management & Research Co., and Ore Hill Partners LLC filed with the Securities and Exchange Commission (“SEC”) on February 14, 2006, February 14, 2006, February 14, 2005, February 14, 2006, February 14, 2006, and February 14, 2006, respectively and a Schedule 13D report of Brencourt Advisors, LLC filed with the SEC on July 21, 2006.
Holdings of Officers and Directors
The number of shares of our common stock beneficially owned as of August 15, 2006, by the directors, the Named Executive Officers and all directors, Named Executive Officers and executive officers as a group, are set forth below:

		(3)
		Amount and nature
(1)	(2)	of beneficial		(4)
Title of Class	Name of beneficial owner	ownership		Percent of Class
Common	Michael J. Anderson	64,095	[1,2]	*
Common	G. Kenneth Baum	230,837	[1,2,3]	*
Common	Leo Benatar	109,330	[1,2]	*
Common	Robert B. Calhoun	107,257	[1,2]	*
Common	Frank E. Horton	70,525	[1,2]	*
Common	Michael D. Kafoure	515,844	[1,2]	1.09%
Common	Kent B. Magill	66,294	[1,2]	*
Common	Richard L. Metrick	54,525	[1,2]	*
Common	Robert P. Morgan	121,821	[1,2]	*
Common	Ronald L. Thompson	9,525	[1,2]	*
Common	All Named Executive Officers, directors and executive officers as a group (19 persons)	1,523,172	[1,2,4]	3.19%

*	Less than 1%

[1]	Of the shares indicated, 58,000 (Mr. Anderson), 100,000 (Mr. Baum), 100,000 (Mr. Benatar), 100,000 (Mr. Calhoun) 60,000 (Dr. Horton), 510,000 (Mr. Kafoure), 60,000 (Mr. Magill), 40,000 (Mr. Metrick), 110,000 (Mr. Morgan), 5,000 (Mr. Thompson) and 1,297,000 (all directors, Named Executive Officers and executive officers as a group) are attributable to currently exercisable employee stock options or stock options exercisable within 60 days.

[2]	Of the shares indicated, 0 (Mr. Kafoure), 4,525 (Messrs. Anderson, Baum, Benatar, Calhoun, Horton, Metrick and Thompson), 5,792 (Mr. Magill), 6,821 (Mr. Morgan) and 60,485 (all directors, Named Executive Officers and executive officers as a group) are attributable to shares of restricted stock.

[3]	Mr. Baum is a director and Chairman of the Board of George K. Baum Group, Inc. Mr. Baum is also the majority stockholder of George K. Baum Group, Inc. Of the 230,837 shares indicated, 77,858 are held by George K. Baum Group, Inc. Mr. Baum may be deemed to beneficially own all 77,858 shares of the Common Stock held by George K. Baum Group, Inc.

[4]	James R. Elsesser, Paul E. Yarick and Charles A. Sullivan retired from their positions with IBC subsequent to the end of fiscal year 2004. Accordingly, any shares of our common stock beneficially owned by these individuals have not been included in the preceding table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On September 21, 2004, we appointed Antonio C. Alvarez II as our Chief Executive Officer and John K. Suckow as our as Executive Vice President and Chief Restructuring Officer. Messrs. Alvarez and Suckow, as employees of A&M, were designated as officers of IBC pursuant to the Letter Agreement and elected by the Board of Directors in September 2004, April 2005, and March 2006. The terms and conditions of the Letter Agreement were approved by the Bankruptcy Court on October 25, 2004. Under the terms of the Letter Agreement, we pay $150,000 per month to A&M for the services of Mr. Alvarez as Chief Executive Officer. In addition, we pay to A&M an hourly rate of $600 for the services of Mr. Suckow as Executive Vice President and Chief Restructuring Officer and an hourly rate ranging from $200 to $650 for other employees of A&M. We also compensate A&M for reasonable out-of-pocket expenses.
On July 18, 2005, we entered into a supplemental letter agreement with A&M (the Incentive Fee Agreement), which sets forth the manner in which A&M’s incentive compensation is to be calculated under the Letter Agreement. Pursuant to the Bankruptcy Court’s October 25, 2004 order, notice of the Incentive Fee Agreement was provided to certain interested parties in our bankruptcy. Upon agreement of such parties, the time to object to the Incentive Fee Agreement has been repeatedly extended, most recently until October 16, 2006. Therefore, absent consent of such parties, the Incentive Fee Agreement remains subject to Bankruptcy Court approval and, accordingly, its terms will not become effective until such consent or approval has been obtained. Pursuant to the Incentive Fee Agreement, A&M is entitled to incentive compensation to be based on five percent of our Total Enterprise Value (as defined in the Incentive Fee Agreement) in excess of $723 million. Total Enterprise Value consists of two components: (i) our total cash balance as of the effective date of our plan of reorganization, less the normalized level of cash required by us in the ordinary course of business, plus (ii) either (a) the midpoint enterprise value set forth in the disclosure statement with respect to our plan of reorganization as confirmed by the Bankruptcy Court or (b) the aggregate consideration received by us in a sale. Under all circumstances other than a liquidation of our company (in which case A&M will have no guaranteed incentive compensation), A&M’s incentive compensation will be a minimum of $3,850,000. The incentive compensation will be payable upon the consummation of our plan of reorganization.
The Letter Agreement may be terminated by either party without cause upon thirty days prior written notice, subject to the payment by us of any fees and expenses due to A&M. If we terminate the Letter Agreement without cause or if A&M terminates the Letter Agreement for good reason, A&M will also be entitled to receive the incentive fee, provided that the consummation of our restructuring occurs within twelve months of termination. If we terminate the Letter Agreement for cause, we will be relieved of all of its payment obligations, except for the payment of fees and expenses incurred by A&M through the effective date of termination. Under the terms of the Letter Agreement, Messrs. Alvarez and Suckow will continue to be employed by A&M and, while rendering services to us, will continue to work with A&M personnel in connection with other unrelated matters. In addition to Messrs. Alvarez and Suckow, additional A&M personnel have been and will be designated as officers pursuant to the Letter Agreement.
We purchase flour at market prices from Cereal Food Processors, Inc., a long-standing supplier, in the regular course of our business under a contract terminating at the end of October 2006. G. Kenneth Baum, a current director, beneficially owns not more than a 15% equity interest in Cereal Food Processors. During fiscal 2004, our flour purchases from Cereal Food Processors totaled approximately $80,000,000.
On October 2, 2002, Interstate Bakeries Corporation and Interstate Brands Corporation entered into a consulting agreement with Charles A. Sullivan that expired on May 28, 2005. The agreement replaced Mr. Sullivan’s employment agreement with us, which was scheduled to expire on May 31, 2003. The consulting agreement provided for Mr. Sullivan to assist us in connection with issues unique to the baking industry and our operations, and the development and assessment of a strategic plan for us. For his services under the agreement, Mr. Sullivan was entitled to receive (i) fees equal to $533,333, the remaining eight months of salary under his employment agreement, paid in monthly installments through May 31, 2003, (ii) for June 1, 2003 through May 28, 2005, fees equal to $800,000, payable in 24 equal installments, (iii) 133,000 shares of our common stock issued pursuant to a share award agreement, (iv) medical insurance coverage equivalent to that provided to participating employees and (v) reasonable office accommodations and secretarial support. The agreement required Mr. Sullivan to maintain the confidentiality of our confidential information prior to public disclosure by us. In addition, he was prohibited from competing with us during the term of the agreement and for one year thereafter. In addition, the agreement amended the Deferred Share Award Notice dated as of September 23, 1997 to provide for the issuance of the 213,163 shares of common stock granted under the deferred share award within a reasonable period of time following Mr. Sullivan’s retirement instead of on June 1, 2003. Effective May 1, 2004, the agreement was amended to reduce Mr. Sullivan’s consulting fees to $16,667 per month for the remainder of the agreement’s term. We ceased making payments under Mr. Sullivan’s consulting agreement after our Chapter 11 filing. On June 1, 2005, we entered into a settlement agreement with Mr. Sullivan, pursuant to which Mr. Sullivan received an allowed general unsecured prepetition claim for the present value of $114,199 of unpaid consulting fees under the consulting agreement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to our Independent Registered Public Accounting Firm
For the years ended May 29, 2004 and May 31, 2003, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, or Deloitte & Touche. Total fees aggregated $974,605 and $497,436 for the years ended May 29, 2004 and May 31, 2003, respectively and were comprised of the following:
Audit Fees. The aggregate fees billed for the audit of our annual financial statements for the fiscal year ended May 31, 2003 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $450,936. The aggregate fees billed for the audit of our annual financial statements for the fiscal year ended May 29, 2004 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $824,116. The fees for fiscal year ended May 29, 2004 include amounts in connection with additional audit procedures related to the Audit Committee’s investigation into the setting of our workers’ compensation and certain other reserves, as well as fees related to the restatement of our historical financial statements. The fees for fiscal year ended May 31, 2003 include $54,586 for work on the review of documents filed with the SEC and consultation on financial accounting and reporting standards arising during the course of the audit or reviews.
Audit Related Fees. The aggregate fees billed for audit-related services for the fiscal years ended May 29, 2004 and May 31, 2003 were $148,690 and $43,600, respectively. These fees relate to audits of certain of our benefit plans.
Tax Fees. The aggregate fees billed for tax services for the fiscal years ended May 29, 2004 and May 31, 2003 were $1,800 and $2,900, respectively. These fees relate to a tax consulting project for the fiscal years ended May 29, 2004 and May 31, 2003.
All Other Fees: The aggregate fees for services not included above were $46,594 for the fiscal year ended May 29, 2004 and $0 for fiscal year ended May 31, 2003. These fees relate to a health and dental insurance project for the fiscal year ended May 29, 2004.
Audit Committee Pre-Approval Policy
Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services consistent with SEC requirements. Prior to engagement of the independent auditor, management submits to the Audit Committee for approval an aggregate of services expected to be rendered during that year for each of four categories of services.
Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits and attest services and consultation regarding financial accounting and/or reporting standards.
Audit-Related services for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits and special procedures required to meet certain regulatory requirements.

Tax services include all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning and tax advice.
Other Fees are those associated with services not captured in the other categories. Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.
The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.
The percentage of audit-related fees, tax fees and all other fees that were approved by the Audit Committee pursuant to 17 CFR 210.2-01(c)(7)(i)(C) for fiscal 2004 is 0.9% of the total fees incurred.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)	Financial Statements and Schedules:
1.	Financial Statements

The following consolidated financial statements are set forth in Part II, Item 8:
Consolidated Balance Sheets at May 29, 2004 and May 31, 2003
For the 52 weeks ended May 29, 2004, the 52 weeks ended May 31, 2003 and the 52 weeks ended June 1, 2002:
     Consolidated Statements of Operations
     Consolidated Statements of Cash Flows
     Consolidated Statements of Stockholders’ Equity and Comprehensive Operations
Notes to Consolidated Financial Statements
2.	Financial Statement Schedule

Schedule II on page 126 is filed as part of this Annual Report.

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 9, 2002, filed on April 19, 2002).

3.2	Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).

4.1	Preferred Stock Purchase Rights Agreement effective as of May 8, 2000 (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 16, 2000).

10.1	Employment Agreement, dated as of September 4, 2002, by and among Interstate Bakeries Corporation, Interstate Brands Corporation and James R. Elsesser (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on October 3, 2002).#

10.2	Deferred Share Award Notice dated as of October 1, 2002 by and between Interstate Bakeries Corporation and James R. Elsesser (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on October 3, 2002).#

10.3	Consulting Agreement dated as of October 2, 2002 and effective as of September 30, 2002 by and among Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and Charles A. Sullivan (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on October 3, 2002).#

10.3.1	Amendment to the Consulting Agreement dated as of June 24, 2004, by and among Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and Charles A. Sullivan.*#

10.4	Employment Agreement dated as of March 8, 2003 by and between Michael D. Kafoure and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.2 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.5	Employment Agreement dated as of March 7, 2003 by and between Robert P. Morgan and Interstate Brands Corporation (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.6	Employment Agreement dated as of March 18, 2003 by and between Richard D. Willson and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.4 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.7	Employment Agreement dated as of March 7, 2003 by and between Thomas S. Bartoszewski and Interstate Brands Corporation (incorporated herein by reference to Exhibit 10.5 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

Exhibit No.	Exhibit

10.8	Management Continuity Agreement effective as of February 3, 2003 by and between James R. Elsesser and Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 10.6 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.9	Form of Management Continuity Agreement effective as of February 3, 2003 by and between Interstate Bakeries Corporation and Paul E. Yarick, Michael D. Kafoure, Kent B. Magill, Robert P. Morgan, Richard D. Willson and Thomas S. Bartoszewski (incorporated herein by reference to Exhibit 10.7 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.10	Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent, dated as of April 25, 2002 (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed May 8, 2002).

10.10.1	First Amendment, dated as of April 21, 2003, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.10.2	Second Amendment, dated as of May 7, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.10.3	Third Amendment, dated as of May 27, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.10.4	Fourth Amendment, dated as of June 17, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.10.5	Fifth Amendment, dated as of August 12, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

Exhibit No.	Exhibit
10.10.6	Sixth Amendment, dated as of September 7, 2004, to the Amended and Restated Credit Agreement, dated April 25, 2002, among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties thereto, The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent, Bank of America, N.A., as syndication agent and JPMorgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on September 13, 2004).

10.10.7	Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 18, 2005, by and among the Interstate Bakeries Corporation, Interstate Brands Corporation (the “Borrower”), the several banks and other financial institutions or entities from time to time parties thereto (the “Lenders”), The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent (the “Co-Documentation Agents”), Bank of America, N.A., as syndication agent (the “Syndication Agent”) and JPMorgan Chase Bank (“JPMorgan”), as administrative agent (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on March 22, 2005).

10.11	Guarantee and Collateral Agreement made by Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and certain of their Subsidiaries, in favor of The Chase Manhattan Bank, as Administrative Agent, dated as of July 19, 2001 (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 24, 2001).

10.12	Amended and Restated Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 6, 2004 filed on April 19, 2004).#

10.13	Interstate Bakeries Corporation Incentive Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002).#

10.14	Interstate Bakeries Corporation 1993 Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002).#

10.14.1	First Amendment to Interstate Brands Corporation 1993 Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).#

10.15	Interstate Bakeries Corporation Amended and Restated Supplemental Retirement Plan.*#

10.16	Interstate Bakeries Corporation Rabbi Trust Agreement (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).#

10.16.1	First Amendment to the IBC Rabbi Trust Agreement effective August 8, 2003 (incorporated herein by reference to Exhibit 10.19.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K filed on August 23, 2003).#

Exhibit No.	Exhibit

10.17	Form of Award Notice and Non-Qualified Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).#

10.18	Form of Award Notice and Incentive Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).#

10.19	Employment Agreement dated as of July 13, 2004 by and between Ronald B. Hutchison and Interstate Bakeries Corporation.*#

10.20	Management Continuity Agreement dated as of July 13, 2004 by and between Ronald B. Hutchison and Interstate Bakeries Corporation.*#

10.21	Form of Indenture for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.22	Form of Purchase Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.23	Form of Registration Rights Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.24	Letter Agreement, dated as of August 27, 2004, amended and restated as of September 21, 2004 and further amended and restated on October 14, 2004, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc.*#

10.24.1	Letter Agreement, dated as of July 18, 2005, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc.*#

Exhibit No.	Exhibit
10.25	Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral Agent”) for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on September 27, 2004).

10.25.1	First Amendment, dated as of November 1, 2004, to the Revolving Credit Agreement) dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on November 5, 2004).

10.25.2	Second Amendment, effective as of January 20, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on February 1, 2005).

Exhibit No.	Exhibit
10.25.3	Third Amendment and Waiver, dated as of May 26, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent (the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent (the “Collateral Agent”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 27, 2005).

10.25.4	Fourth Amendment and Waiver, dated as of November 30, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent (the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent (the “Collateral Agent”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 5, 2005).

10.25.5	Fifth Amendment, dated as of December 27, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 30, 2005).

Exhibit No.	Exhibit
10.25.6	Sixth Amendment, dated as of March 29, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on March 29, 2006).

10.25.7	Seventh Amendment, dated as of June 28, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on June 30, 2006).

10.25.8	Eighth Amendment, dated as of August 24, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 30, 2006).

10.26	Offer of Employment dated July 13, 2005 between Interstate Bakeries Corporation and Mr. Richard C. Seban (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 5, 2005).#

10.27	Interstate Bakeries Corporation Key Employee Retention Plan.*

21.1	Subsidiaries of Interstate Bakeries Corporation.*

24.1	Power of Attorney (included on signature page).

31.1	Certification of Antonio C. Alvarez II pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Ronald B. Hutchison pursuant to Rule 13a-14(a)/15d-14(a)*

Exhibit No.	Exhibit

32.1	Certification of Antonio C. Alvarez II pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Ronald B. Hutchison pursuant to 18 U.S.C. Section 1350*

#	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE BAKERIES CORPORATION

Dated: October 6, 2006	By:	/s/ Antonio C. Alvarez II
Antonio C. Alvarez II
Chief Executive Officer
(Principal Executive Officer)
Each person whose signature appears below hereby severally constitutes and appoints Antonio C. Alvarez II and Ronald B. Hutchison, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Interstate Bakeries Corporation for the fiscal year ended May 29, 2004, and all documents relating therewith, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Name of Signatory	Capacities In Which Signing	Date

/s/ Antonio C. Alvarez II	Chief Executive Officer (Principal Executive Officer)	October 6, 2006
Antonio C. Alvarez II

/s/ Ronald B. Hutchison	Executive Vice President – Chief Financial	October 6, 2006
Ronald B. Hutchison	Officer (Principal Financial and Accounting Officer)

/s/ Leo Benatar	Non-Executive Chairman of the Board	October 6, 2006
Leo Benatar

/s/ Michael J. Anderson	Director	October 6, 2006
Michael J. Anderson

/s/ G. Kenneth Baum	Director	October 6, 2006
G. Kenneth Baum

/s/ Robert B. Calhoun	Director	October 6, 2006
Robert B. Calhoun

Name of Signatory	Capacities In Which Signing	Date

/s/ Frank E. Horton	Director	October 6, 2006
Frank E. Horton

/s/ Richard L. Metrick	Director	October 6, 2006
Richard L. Metrick

/s/ Ronald L. Thompson	Director	October 6, 2006
Ronald L. Thompson

INTERSTATE BAKERIES CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FIFTY-TWO WEEKS ENDED MAY 29, 2004, MAY 31, 2003 AND JUNE 1, 2002
(in thousands)

	Balance at		Accounts	Balance
	beginning	Adjustments	charged	at end of
Description	of period	to expense	off	period
2004:
Reserve for discounts and allowances on accounts receivable	$4,486	$(647)	$—	$3,839
Allowance for doubtful accounts	4,000	1,427	(1,727)	3,700

	$8,486	$780	$(1,727)	$7,539

2003:
Reserve for discounts and allowances on accounts receivable	$4,468	$18	$—	$4,486
Allowance for doubtful accounts	4,200	3,226	(3,426)	4,000

	$8,668	$3,244	$(3,426)	$8,486

2002:
Reserve for discounts and allowances on accounts receivable	$3,517	$951	$—	$4,468
Allowance for doubtful accounts	4,069	5,104	(4,973)	4,200

	$7,586	$6,055	$(4,973)	$8,668