Form 10-Q
period 2004-08-21
INTERSTATE BAKERIES CORP/DE/
filed 2006-10-06
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 21, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(816) 502-4000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
There were 45,295,007 shares of common stock, $0.01 par value per share, outstanding as of August 15, 2006. Giving effect to our senior subordinated convertible notes and common stock equivalents, there were 55,193,448 shares of common stock outstanding as of
August 15, 2006.

EXPLANATORY NOTE
Beginning with the Annual Report on Form 10-K for the year ended May 29, 2004 and through our Annual Report on Form 10-K for the year ended June 3, 2006, we have delayed timely filing of Securities and Exchange Commission, or SEC, reports. This report, together with several other periodic reports through our Annual Report on Form 10-K for 2005 are being filed with the SEC concurrently herewith, and are our first periodic reports covering periods subsequent to March 6, 2004. The primary reasons for our delayed reporting are related to our filing of Chapter 11 and issues related to the restatement of prior period financial statements. In addition to this Quarterly Report on Form 10-Q for the twelve weeks ended August 21, 2004, on the same date, we also filed our Annual Report on form 10-K for the year ended May 29, 2004, our Quarterly Reports on Form 10-Q for the quarters ended November 13, 2004, and March 5, 2005, and our Annual Report on Form 10-K for the year ended May 28, 2005. To the extent these reports relate to periods for which our consolidated financial statements have previously been published, these reports contain a restatement of such previously issued consolidated financial statements. This report on Form 10-Q and the Annual Report on Form 10-K for the year ended May 29, 2004 contains a detailed description of these restatements. All of the reports filed concurrently herewith should be read together and in connection with this Quarterly Report on Form 10-Q for a comprehensive description of our current financial condition and operating results. See Note 2. Restatement in the notes to the consolidated financial statements contained herein for further discussion of the various items requiring restatement in this Quarterly Report on Form 10-Q.

INTERSTATE BAKERIES CORPORATION
FORM 10-Q
QUARTER ENDED AUGUST 21, 2004

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSTATE BAKERIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share data)

	August 21,	May 29,
	2004	2004
ASSETS

Current assets
Cash	$43,591	$39,728
Accounts receivable, less allowance for doubtful accounts of $3,808 and $3,700, respectively	184,230	182,060
Inventories	71,899	71,901
Assets held for sale	—	452
Other current assets	103,343	108,577

Total current assets	403,063	402,718

Property and equipment, net	801,334	812,925
Goodwill	—	215,346
Other intangible assets	190,078	190,416
Other assets	59,203	52,392

Total assets	$1,453,678	$1,673,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Long-term debt payable within one year	$529,518	$542,701
Accounts payable	187,033	158,754
Accrued expenses	270,792	275,354

Total current liabilities	987,343	976,809

Long-term debt	9,545	10,362
Other liabilities	316,218	311,183
Deferred income taxes	122,914	113,735

Total liabilities	1,436,020	1,412,089

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,396,000 and 45,381,000 shares outstanding, respectively	816	816
Additional paid-in capital	586,461	586,616
Retained earnings	121,420	364,886
Treasury stock, 36,183,000 and 36,198,000 shares at cost, respectively	(678,685)	(679,016)
Unearned restricted stock compensation	(6,632)	(6,982)
Accumulated other comprehensive loss	(5,722)	(4,612)

Total stockholders’ equity	17,658	261,708

Total liabilities and stockholders’ equity	$1,453,678	$1,673,797

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
 (dollars in thousands, except per share data)

	Twelve Weeks Ended
		(Restated,
		see Note 2)
	August 21,	August 23,
	2004	2003
Net sales	$811,977	$831,015

Cost of products sold (exclusive of items shown below)	413,078	407,305
Selling, delivery and administrative expenses	402,900	375,879
Restructuring charges	7,321	632
Depreciation and amortization	21,074	21,457
Loss on sale or abandonment of assets	666	68
Goodwill impairment	215,346	—

	1,060,385	805,341

Operating income (loss)	(248,408)	25,674

Other (income) expense
Interest expense	8,994	9,114
Other (income) expense	149	(8)

	9,143	9,106

Income (loss) before income taxes	(257,551)	16,568
Provision (benefit) for income taxes	(14,085)	6,054

Net income (loss)	$(243,466)	$10,514

Earnings (loss) per share

Basic	$(5.42)	$0.23

Diluted	$(5.42)	$0.23

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (dollars in thousands)

	Twelve Weeks Ended
		(Restated
		see Note 2)
	August 21,	August 23,
	2004	2003
Operating activities
Net income (loss)	$(243,466)	$10,514
Depreciation and amortization	21,074	21,457
Provision for deferred income taxes	26,227	(406)
Non-cash interest expense — deferred debt fees	776	509
Non-cash interest on swap agreements	(655)	(57)
Non-cash restricted stock and deferred share compensation expense	920	—
Loss on sale, write-down or abandonment of assets	4,263	38
Write-off of goodwill	215,346	—
Change in operating assets and liabilities:
Accounts receivable	(2,170)	(721)
Inventories	2	3,787
Other current assets	(11,814)	8,174
Accounts payable and accrued expenses	23,553	(6,376)
Long-term portion of self insurance reserves	11,400	(6,427)
Other	(6,662)	3,667

Net cash from operating activities	38,794	34,159

Investing activities
Purchases of property and equipment	(13,837)	(14,028)
Proceeds from sale of assets	1,128	264
Acquisition of other intangible assets	—	(12)
Acquisition and development of software assets	(2,870)	(2,614)
Other	15	(24)

Net cash used in investing activities	(15,564)	(16,414)

Financing activities
Reduction of long-term debt	(114,000)	(15,747)
Issuance of convertible bonds	100,000	—
Common stock dividends paid	—	(3,180)
Acquisition of treasury stock	(44)	(3)
Debt fees	(5,323)	—

Net cash used in financing activities	(19,367)	(18,930)

Net increase (decrease) in cash	3,863	(1,185)

Cash at the beginning of period	39,728	44,961

Cash at the end of period	$43,591	$43,776

Cash payments (received)
Interest	$11,048	$9,054
Income taxes	(20,567)	333

Non-cash investing and financing activities
Issuance of restricted stock	221	—
See accompanying notes.

INTERSTATE BAKERIES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
 (dollars in thousands, except per share data)

							Unearned	Accumulated
			Additional				Restricted	Other	Total
	Common		Paid-in	Retained			Stock	Comprehensive	Stockholders’
	Stock Issued		Capital	Earnings	Treasury Stock		Compensation	Loss	Equity
	Number	Par			Number of
	of Shares	Value			Shares	Cost
Balance May 29, 2004	81,579	$816	$586,616	$364,886	(36,198)	$(679,016)	$(6,982)	$(4,612)	$261,708
Comprehensive loss	—	—	—	(243,466)	—	—	—	(1,110)	(244,576)
Restricted share award	—	—	(155)	—	20	375	(221)	—	(1)
Restricted share compensation expense	—	—	—	—	—	—	571	—	571
Treasury stock acquired	—	—	—	—	(5)	(44)	—	—	(44)

Balance August 21, 2004	81,579	$816	$586,461	$121,420	(36,183)	$(678,685)	$(6,632)	$(5,722)	$17,658

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Voluntary Chapter 11 Filing
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819, 04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. Subsequently, on November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. Mrs. Cubbison’s Foods, Inc., or Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, was not originally included in the Chapter 11 filing. However, on January 14, 2006, Mrs. Cubbison’s filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). The minority interest in Mrs. Cubbison’s is reflected in other liabilities and the minority interest impact on the statement of operations is insignificant for all periods presented. We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
On September 23, 2004, we entered into a Revolving Credit Agreement (the “DIP Facility”) with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The DIP Facility received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. The DIP Facility provides for a $200.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. We entered into the first amendment to the DIP Facility on November 1, 2004, the second amendment to the DIP Facility on January 20, 2005, the third amendment to the DIP Facility on May 26, 2005, the fourth amendment to the DIP Facility on November 30, 2005, the fifth amendment to the DIP Facility on December 27, 2005, the sixth amendment to the DIP Facility on March 29, 2006, the seventh amendment to the DIP Facility on June 28, 2006 and the eighth amendment to the DIP Facility on August 25, 2006 to reflect certain modifications. See Note 8. Debt for further discussion regarding the DIP Facility.
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
As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of August 15, 2006, we have rejected over 400 unexpired leases and have included charges for our estimated liability related thereto in the applicable periods. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject. For these executory contracts and remaining unexpired leases, we cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting these contracts or leases and no provisions have yet been made for these items.
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
When we began the PC review process, we recognized that such complex consolidation activities would entail certain implementation risks. For example, it could not be determined with precision that forecasted sales would be achieved in terms of either sales volume or gross margin. We anticipated that there would be a period of transition before the true impact of the projected efficiencies could be realized. Indeed, we expected that the path would not always be smooth as both employees and customers had to become accustomed to the restructured operations. Accordingly, we have been and will continue to evaluate the impact of these restructurings. For instance, we continue to focus on improving manufacturing processes in the bakeries and enhancing service to customers through our field sales force. Understanding the true impact of the projected efficiencies is a critical component of a credible long-term business plan. A credible long-term business plan is essential to the assessment of a reasonable range of values for our reorganized business and the determination of how much debt and equity our businesses will be able to support. Both of these assessments are prerequisites to discussions regarding the filing of a plan of reorganization.
See Note 12. Restructuring Charges to these consolidated financial statements for related disclosures.
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
Cash
We determined that our positive cash balances at certain banks should not have been netted with our negative cash balances at other banks and have reclassified the negative cash balances to accounts payable. Accordingly, we have increased our cash and accounts payable balances by approximately $43.8 million and $45.0 million at August 23, 2003 and May 31, 2003, respectively.
Income Taxes
Certain income tax contingency reserves were reclassified from deferred income taxes to other liabilities.
As a result of the matters discussed above, we are restating our unaudited consolidated financial statements for the twelve weeks ended August 23, 2003 contained in this Quarterly Report on Form 10-Q. The following summarizes the effects of the restatement made to the accompanying consolidated financial statements to reflect the various matters discussed above:

Consolidated Statement of Operations

	Twelve Weeks Ended
	August 23, 2003
	As Previously	Effect of
Consolidated Statement of Operations	Reported	Restatement	As Restated
	(dollars in thousands, except per share data)
Cost of products sold	$406,901	$404	$407,305
Selling, delivery and administrative expenses	375,733	146	375,879
Depreciation and amortization	21,242	215	21,457
Loss on sale or abandonment of assets	—	68	68

Operating income	26,507	(833)	25,674
Interest expense	8,865	249	9,114

Income before income taxes	17,650	(1,082)	16,568
Provision for income taxes	6,460	(406)	6,054

Net income	$11,190	$(676)	$10,514

Income per share:
Basic	$0.25	$(0.02)	$0.23
Diluted	$0.25	$(0.02)	$0.23

Consolidated Statement of Cash Flows

	Twelve Weeks Ended
	August 23, 2003
	As Previously	Effect of
Consolidated Statement of Cash Flows	Reported	Restatement	As Restated
	(dollars in thousands)
Operating activities
Net income	$11,190	$(676)	$10,514
Depreciation and amortization	21,242	215	21,457
Provision for deferred income taxes	—	(406)	(406)
Loss on sale, write-down or abandonment of assets	(30)	68	38
Change in operating assets and liabilities
Inventory	3,695	92	3,787
Other current assets	8,266	(92)	8,174
Accounts payable and accrued expenses	(1,211)	(5,165)	(6,376)
Other	(1,324)	4,991	3,667

Net cash from operating activities	35,132	(973)	34,159

Financing activities
Reduction of long-term debt	(15,535)	(212)	(15,747)

Net cash used in financing activities	(18,718)	(212)	(18,930)

Net decrease in cash	—	(1,185)	(1,185)
Cash at the beginning of period	—	44,961	44,961

Cash at the end of period	$—	$43,776	$43,776

3. Description of Business and Significant Accounting Policies
Description of Business
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. The accompanying unaudited consolidated financial statements, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended August 21, 2004 are not indicative of the results for the full year ending May 28, 2005.
The consolidated balance sheet presented at May 29, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended May 29, 2004 filed concurrently with this document.
Unless the context indicates otherwise, “IBC,” “us,” “we,” and “our” refers to Interstate Bakeries Corporation and its subsidiaries, taken as a whole.
Significant Accounting Policies
For further information, refer to Significant Accounting Policies in our Annual Report on Form 10-K for the year ended May 29, 2004 filed concurrently with this document.
Fiscal year end — Our fiscal year is a 52 or 53-week period ending on the Saturday closest to the last day of May.
Principles of consolidation — The consolidated financial statements include the accounts of IBC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of estimates — The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and cash equivalents — We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of bank balances totaling approximately $49.7 million and $45.3 million at August 21, 2004 and May 29, 2004, respectively.
Stock-based compensation — We apply Accounting Principles Board Opinion (APB Opinion) No. 25, Accounting for Stock Issued to Employees (APB Opinion 25), and related interpretations in accounting for our 1996 Stock Incentive Plan (the Plan), and, therefore, no compensation expense is recognized for stock options issued under the Plan. For companies electing to continue the use of APB Opinion 25, SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS 123 had been adopted.
Had we adopted the provisions of SFAS 123, estimated pro forma net income and earnings per share would have been as follows:

	Twelve Weeks Ended
	August 21,	August 23,
	2004	2003
	(dollars in thousands,
	except per share data)
Net income (loss), as reported	$(243,466)	$10,514
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	920	197
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,361)	(1,960)

Pro forma net income (loss)	$(243,907)	$8,751

Basic earnings (loss) per share:
As reported	$(5.42)	$0.23
Pro forma	(5.43)	0.20
Diluted earnings (loss) per share:
As reported	(5.42)	0.23
Pro forma	(5.43)	0.19
On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted and the eligible options were granted under our 1996 Stock Incentive Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation is being charged to expense over the vesting period, with approximately $0.6 million charged in the first quarter of fiscal 2005.
Contingencies — Various lawsuits, claims and proceedings are pending against us. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. See Note 14. Commitments and Contingencies to these consolidated financial statements for related disclosures.
Newly Adopted Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction and Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 signed into law in October 2004. FSP 109-1 requires this deduction to be treated as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes, which does not require a revaluation of our deferred tax assets. The implementation of FSP 109-1 did not have any impact on our consolidated results of operations, cash flows, and financial position due to the fact that we were unable to take the special deduction because it is limited by taxable income.

In December 2003, the FASB issued SFAS No. 132R (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106 (SFAS 132R), which replaced SFAS 132. SFAS 132R retains the disclosures requirements of SFAS 132, but provides various additional disclosure requirements for defined benefit pension plans and other defined benefit postretirement plans including types of plan assets, investment policies, obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This guidance does not change the requirements for measurement or recognition of pension and other defined postretirement benefit plans. All new provisions of SFAS 132R, which were effective for interim and fiscal years ending after December 15, 2003 and estimated future benefit payments disclosures effective for fiscal years ending after June 15, 2004, have been reflected in disclosures in Note 10. Employee Benefit Plans and Note 11. Supplemental Executive Retirement Plan to our consolidated financial statements.
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
In October 2005, the FASB issued FASB Staff Position (FSP) No. 13-1, Accounting for Rental Costs Incurred during a Construction Period, (FSP 13-1), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, entities that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period commencing after December 15, 2005. FSP 13-1 is effective for us as of the fourth quarter of fiscal 2006. Our leases are structured such that we do not incur rental costs during the construction period and therefore, do not expect FSP 13-1 to have a material impact on our consolidated results of operations, cash flows, and financial position.
In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and is effective for us in fiscal 2006. FIN 47 requires that liabilities be recognized for the fair value of a legal obligation to perform asset retirement activities even if the timing and/or method of such activities are conditional on a future event that may not be within our control as long as the amount can be reasonably estimated. We are currently in the process of evaluating the effects of FIN 47 on our consolidated results of operations, cash flows, and financial position, but based on our relevant current obligations, we do not expect that the initial adoption of FIN 47 will have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment (SFAS 123R), which amends SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123R, which will be effective for public companies as of the first interim or annual reporting period of the registrant’s first fiscal year that begins after June 15, 2005. Under the new rule, SFAS 123R will become effective for us in the first quarter of fiscal 2007. Based on our current outstanding stock options. The impact to our consolidated results of operations, cash flows, and financial position as a result of implementing SFAS 123R is not expected to be significant but could have a significant impact if we issue stock-based compensation in future periods.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for the first fiscal periods beginning after June 15, 2005, and is effective for us in the second quarter of fiscal 2006. We do not expect SFAS 153 to have a material impact on our consolidated results of operations, cash flows, and financial position.
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
The Medicare and Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. The Act contains a provision for subsidies to employers who provide prescription drug coverage to retirees. In accordance with FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), the measures of the accumulated postretirement benefit obligation and net periodic benefit cost in these financial statements do not reflect the effects of the Act on the plan. The staff position will be effective for us at the beginning of the second quarter of fiscal 2005. We do not expect the implementation of FSP 106-2 to have any impact on our consolidated results of operations, cash flows, and financial position due to the fact that we have very few individuals under the plan that have Medicare coverage.
4. Inventories
The components of inventories are as follows:

	August 21,	May 29,
	2004	2004
	(dollars in thousands)
Ingredients and packaging	$48,157	$48,936
Finished goods	23,742	22,965

	$71,899	$71,901

5. Property and Equipment
Property and equipment consists of the following:

		May 29,
	August 21, 2004	2004
	(dollars in thousands)
Land and buildings	$462,211	$462,668
Machinery and equipment	1,085,774	1,088,985

	1,547,985	1,551,653
Less accumulated depreciation	(746,651)	(738,728)

	$801,334	$812,925

6. Lease Obligations
In the normal course of business, we enter into leases for office, transportation and delivery equipment as well as real estate used for both our retail outlets and as depots and warehouses in our distribution system. The majority of the operating leases contain renewal options for varying periods. Certain leases provide us with an option to acquire the related equipment at a fair market value during or at the end of the lease term.
At August 21, 2004, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, on its effective date requires us to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. The effective date of this pronouncement was for all leases entered into or modified after December 31, 2002. At August 21, 2004, the maximum potential liability for all lease residual values guaranteed prior and subsequent to the effective date was $8.1 million and $5.9 million, respectively. At August 21, 2004, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of approximately $0.3 million.

7. Goodwill and Other Intangible Assets
Due to our declining operating profits and liquidity issues resulting from a decrease in sales, a high fixed cost structure, rising employee healthcare and pension costs and higher costs for ingredients and energy experienced during the first quarter of fiscal 2005, we tested our goodwill and other intangible assets for possible impairment following the guidance provided by SFAS 142. From the results of our testing we determined that our goodwill was fully impaired. Accordingly, we took a charge to expense during the first quarter of fiscal 2005 in the pre-tax amount of $215.3 million to eliminate our goodwill.
Goodwill and other intangibles assets consist of the following:

	August 21,	May 29,
	2004	2004
	(dollars in thousands)
Goodwill
Gross carrying amount	$215,346	$215,346
Impairment charge	(215,346)	—

Net carrying amount	$—	$215,346

Intangible assets with indefinite lives
Gross carrying amount	$180,662	$180,662

Intangible assets with finite lives
Gross carrying amount	$19,484	$19,484
Less:
Accumulated amortization	(10,068)	(9,730)

Net carrying amount	$9,416	$9,754

Intangible amortization expense for the first quarter of both fiscal 2005 and 2004 was approximately $0.3 million. Of these amounts, approximately $0.2 million for the first quarter of both fiscal 2005 and 2004 were recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of operations.

8. Debt
Long-term debt consists of the following:

	August 21,	May 29,
	2004	2004
	(dollars in thousands)
Secured:
Senior secured credit facility	$424,500	$537,626
Unsecured:
6% senior subordinated convertible notes	100,000	—
Capital leases	14,563	15,437

	539,063	553,063
Less:
Current portion	(529,518)	(542,701)

Long-term debt	$9,545	$10,362

Post-Petition Credit Agreement
On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (the DIP Facility) which provides for a $200.0 million commitment (the Commitment) of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility originally provided for a secured revolving line of credit through September 22, 2006, which date has been extended to June 2, 2007 pursuant to the eighth amendment. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount of $150.0 million (increased from the original limitation of $75 million as a result of prior amendments) of which $45.6 million was utilized at May 28, 2005. We pay fees approximating 3.0% on the balance of all letters of credit issued and outstanding under the DIP Facility. The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. Interest on borrowings under the DIP Facility is at either the alternate base rate (as defined in the DIP Facility) plus 1.75%, or, at our option, the London Interbank Offered Rate (LIBOR) plus 2.75%. We also pay a commitment fee of 0.50% on the unused portion of the DIP Facility. Interest is payable monthly in arrears. As of May 28, 2005, there were no borrowings outstanding under the DIP Facility and we had $154.4 million available under the DIP Facility (of which up to $79.4 million could be used for additional letters of credit).
The DIP Facility subjects us to certain obligations, including the delivery of financial statements, cash flow forecasts, operating budgets at specified intervals and cumulative minimum EBITDA covenants. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (i) the conversion of any of the bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (ii) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (iii) a change of control (as defined in the DIP Facility); (iv) an order of the Bankruptcy Court permitting holders of security interests to foreclose on the debt on any of our assets which have an aggregate value in excess of $1.0 million; and (v) the entry of any judgment in excess of $1.0 million against us, the enforcement of which remains unstayed.
During fiscal year 2005, we completed three amendments with the DIP Facility lenders. The amendments included the following: (a) the specification of maximum capital expenditures permitted (b) an increase in the maximum letter of credit facility from $75.0 million to $125.0 million (c) the specification of minimum cumulative EBITDA performance goals and (d) the specification of maximum cash restructuring charges permitted. Furthermore, during fiscal year 2006, we completed three additional amendments. We completed a fourth amendment in November 2005 which authorized us to make payments up to $12.0 million for certain pre-petition real property claims and other secured claims which were prohibited by the DIP agreement that were accruing post-petition interest and or penalties. Our fifth amendment was completed in December 2005 and provides us with the flexibility needed to continue to seek a resolution regarding the status of the ABA Plan as either a multiple employer plan or an aggregate of single employer plans. Also this amendment restated the cumulative consolidated EBITDA required under the DIP agreement and provided for a “suspension period” from December 10, 2005 through June 3, 2006 where we would not be required to meet the cumulative EBITDA requirements if our letter of credit usage under the DIP Facility met certain prescribed limits. The sixth amendment was completed in March 2006 and provided us with (1) the option of extending the expiration date of the letters of credit issued under the DIP Facility for up to 365 days beyond September 22, 2006 concurrent with the posting of cash collateral (as described in the DIP Facility); (2) the extension of the delivery date for the consolidated financial statements for May 28, 2005, June 3, 2006 and the first, second and third quarters of fiscal 2006 to such time as the financial statements are available and (3) the extension of the delivery of certain budget information from April 18, 2006 to June 30, 2006. In fiscal 2007, we completed two additional amendments. The seventh amendment extended the suspension period established by the fifth amendment from June 3, 2006 through July 29, 2006. The eighth amendment extended the maturity date of the DIP Facility to June 2, 2007 and made certain other financial accommodations, including (1) increased the sub-limit for the issuance of letters of credit to $150.0 million from $125.0 million, (2) extended the period for delivery of financial statements, (3) reset the maximum capital expenditures covenant levels and (4) amended the cumulative consolidated EBITDA amounts. These covenant adjustments and accommodations were made in lieu of extending the suspension period set forth in prior amendments.
Senior Secured Credit Facility
During fiscal year 2002, we entered into a $900.0 million senior secured credit facility agreement with a syndicate of banks and institutional lenders. At August 21, 2004 under this credit facility, we had letters of credit outstanding of approximately $171.2 million and debt outstanding of approximately $424.5 million which carried a weighted average interest rate of 5.3%.
6% Senior Subordinated Convertible Notes
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
Other Matters
At August 21, 2004, we have classified all of our debt except our capital leases as payable within one year due to our default under credit agreements or due to the effects of our bankruptcy process.

Fiscal Years	Senior Secured	Subordinated	Capital
Ending	Credit Facility	Notes	Leases	Total
	(dollars in thousands)
2005	$424,500	$100,000	$5,018	$529,518
2006	—	—	4,037	4,037
2007	—	—	1,940	1,940
2008	—	—	757	757
2009	—	—	742	742
Thereafter	—	—	2,069	2,069

	$424,500	$100,000	$14,563	$539,063

9. Derivative Instruments
We use commodity derivatives, designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to manage exposure to changes in commodity prices. In addition, from time to time we enter into commodity derivatives, which economically hedge certain of our related risks even though the criteria for hedge accounting are not met or we do not elect to apply hedge accounting. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed one year. We are exposed to credit losses in the event of nonperformance by counterparties on commodity derivatives.
At August 21, 2004, we had accumulated losses of $1.6 million related to commodity derivatives which were recorded in OCI, with offsetting entries to accrued expenses. The net unrealized portion of this loss amounted to $1.5 million at August 21, 2004. All derivative losses recorded in accumulated other comprehensive loss are expected to be reclassified to earnings during the next 12 months. In addition, at August 21, 2004, we had accumulated losses on commodity hedges that did not meet the criteria for hedge accounting or for which we did not elect to apply hedge accounting of $0.1 million that were recorded to cost of products sold and accrued expenses. During the first quarter, we recognized a loss of $0.3 million, in cost of products sold, resulting from hedge ineffectiveness of commodity hedges. At August 21, 2004, the fair value of our commodity derivatives was a loss of $1.6 million based upon widely available market quotes.
During the first quarter of fiscal 2004, we recognized a gain in earnings resulting from hedge ineffectiveness of commodity hedges of $0.6 million, net of income taxes, in cost of products sold.
We enter into interest rate swap agreements with major banks and institutional lenders to manage the interest rate risk associated with our variable rate debt. Our final interest rate swap agreements expired in July and August 2004 and we have not entered into any new agreements.
10. Employee Benefit Plans
American Bakers Association Retirement Plan
As discussed in Note 2. Restatement to these consolidated financial statements, we have restated our fiscal 2004 and prior financial statements for the ABA Plan. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements after the restatement were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below).
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
In addition, we have received requests for additional corrective contributions assessed after May 28, 2005 under the single employer plan assumption, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less than amounts assessed by the ABA Plan on the assumption that the plan was an aggregate of single employer plans.
The following tables detail our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.

The components of the pension expense for the ABA Plan are as follows:

	Twelve Weeks Ended
	August 21,	August 23,
	2004	2003
	(dollars in thousands)
Service cost	$473	$580
Interest cost	750	662
Expected return on negative plan assets	92	59
Recognition of Prior service cost	98	313
Actuarial (gain) loss	1,779	(245)

Net pension expense	$3,192	$1,369

Defined Benefit Pension Plan
We also maintain a defined benefit pension plan to benefit certain union and nonunion employee groups, with participation generally resulting from business acquisitions. The components of the pension expense for the defined benefit pension plan are as follows:

	Twelve Weeks Ended
	August 21,	August 23,
	2004	2003
	(dollars in thousands)
Service cost	$155	$162
Interest cost	860	857
Expected return on plan assets	(1,003)	(774)
Recognition of Prior service cost	40	41
Actuarial loss	46	333

Net pension expense	$98	$619

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

The components of the net postretirement benefit expense are as follows:

	Twelve Weeks Ended
	August 21,	August 23,
	2004	2003
	(dollars in thousands)
Service cost	$674	$1,151
Interest cost	1,132	1,922
Amortization
Unrecognized prior service cost (benefit)	(1,511)	(801)
Unrecognized net loss	374	1,012

Net postretirement benefit expense	$669	$3,284

In April 2005, the bankruptcy court approved a motion to discontinue nonunion postretirement health care coverage for all future retirees, although participation is open to grandfathered retirees and dependents through age 65. This plan change further reduced our accumulated postretirement benefit obligation by $9.2 million.
11. Supplemental Executive Retirement Plan
We established a Supplemental Executive Retirement Plan (SERP) effective June 2, 2002. The SERP provided retirement benefits to certain officers and other select employees. The SERP is a non-tax qualified mechanism, which was intended to enhance our ability to retain the services of certain employees. The benefits were limited to a maximum of 1.8% of a participant’s final average salary multiplied by the years of credited service up to twenty years.
The components of the SERP expense are as follows:

	Twelve Weeks Ended
	August 21,	August 23,
	2004	2003
	(dollars in thousands)
Service cost	$231	$246
Interest cost	385	348
Recognition of
Prior service cost	629	630
Actuarial loss	29	24

Total SERP expense	$1,274	$1,248

Subsequent to our bankruptcy filing, we suspended the SERP as of November 11, 2004. The related suspension of payments and accruals of service credit under our SERP resulted in a net curtailment loss of approximately $10.3 million, which included a curtailment loss related to the write-off of prior service costs of approximately $12.4 million and a curtailment gain of approximately $2.1 million resulting from the reduction in the salary increase assumption to zero. An additional $1.5 million of the curtailment gain was offset to the actuarial loss not yet recognized at the date of the plan suspension.

12. Restructuring Charges
The components of restructuring charges are as follows:

	Twelve Weeks Ended
	August 21,	August 23,
	2004	2003
	(dollars in thousands)
Severance costs	$2,181	$37
Long-lived asset charges	3,354	—
Other exit costs	1,786	595

Total	$7,321	$632

Fiscal 2005 Activity
In fiscal 2005, we continued the process of consolidating operations in order to achieve production efficiencies and more effectively allocate production capacity.
During the first quarter of fiscal 2005, we announced the closing of the Monroe, Louisiana bread bakery and the Buffalo, New York bread, roll and doughnut bakery with the production from these bakeries shifting to other bakeries. We also closed thirty-five outlet stores in conjunction with the Buffalo bakery closing. The actual closings took place during the second quarter and resulted in total restructuring charges in the first quarter of approximately $0.5 million for Monroe, $4.3 million for Buffalo, and $0.3 million for the outlet closings. Of that amount, severance of $0.3 million was recorded for Monroe for about 50 employees who were involuntarily separated and severance of $1.3 million was recorded for Buffalo for approximately 155 employees severed. We recorded $0.2 million in asset impairment charges for Monroe and $2.9 million in asset impairment charges for Buffalo. We also incurred $0.2 million in other exit costs for the outlet closings. The asset impairment charges were primarily due to the write-down of real property and bakery equipment to fair value. Other exit expenses included primarily lease cancellation costs.
During the first quarter, we also did some limited consolidations in the Pacific Northwest area that resulted in $1.3 million in additional restructuring expenses, including $0.7 million in severance expenses and $0.6 million in other exit costs, principally lease cancellation costs.
During the first quarter of fiscal 2005, we also incurred restructuring costs related to plans initiated in fiscal 2003 and 2004. For the plan initiated in the third quarter of fiscal 2003, we recorded additional charges of $0.3 million related to additional impairments and property taxes, utilities and security for closed facilities. For the plan initiated in the second quarter of fiscal 2004, we incurred charges in the first quarter of fiscal 2005 of $0.3 million related to utilities, security and clean up of closed facilities. Finally, we recorded $0.4 million of restructuring charges related to the fiscal 2004 fourth quarter plan, principally related to bakery clean up.

The analysis of our restructuring costs activity for the first quarter of 2005 is as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
		(dollars in thousands)
Third Quarter 2003 Plan
Balance May 29, 2004	$—	$—	$1,294	$1,294
Expensed in Fiscal 2005	—	187	105	292
Cash Paid in Fiscal 2005	—	—	(265)	(265)
Noncash Utilization in Fiscal 2005	—	(187)	—	(187)

Balance, August 21, 2004	—	—	1,134	1,134

Second Quarter 2004 Plan
Balance May 29, 2004	117	—	—	117
Expensed in Fiscal 2005	—	—	336	336
Cash Paid in Fiscal 2005	(66)	—	(336)	(402)
Noncash Utilization in Fiscal 2005	—	—	—	—

Balance, August 21, 2004	51	—	—	51

Fourth Quarter 2004 Plan
Balance May 29, 2004	1,243	—	3,109	4,352
Expensed in Fiscal 2005	(129)	—	541	412
Cash Paid in Fiscal 2005	(666)	—	(1,956)	(2,622)
Noncash Utilization in Fiscal 2005	—	—	—	—

Balance, August 21, 2004	448	—	1,694	2,142

Monroe, LA Bakery Closing
Expensed in Fiscal 2005	253	200	—	453
Cash Paid in Fiscal 2005	—	—	—	—
Noncash Utilization in Fiscal 2005	—	(200)	—	(200)

Balance, August 21, 2004	253	—	—	253

Buffalo, NY Bakery Closing & Outlet Closings
Expensed in Fiscal 2005	1,376	2,937	247	4,560
Cash Paid in Fiscal 2005	(147)	—	—	(147)
Noncash Utilization in Fiscal 2005	—	(2,937)	—	(2,937)

Balance, August 21, 2004	1,229	—	247	1,476

Pacific Northwest
Expensed in Fiscal 2005	681	30	557	1,268
Cash Paid in Fiscal 2005	(319)	—	—	(319)
Noncash Utilization in Fiscal 2005	—	(30)	—	(30)

Balance, August 21, 2004	362	—	557	919

Consolidated
Balance, May 29, 2004	1,360	—	4,403	5,763
Expensed in 2005	2,181	3,354	1,786	7,321
Cash Paid in 2005	(1,198)	—	(2,557)	(3,755)
Noncash Utilization in 2005	—	(3,354)	—	(3,354)

Balance, August 21, 2004	$2,343	$—	$3,632	$5,975

Fiscal 2004 Activity
During the first quarter of fiscal 2004, we incurred restructuring charges for the two restructuring plans initiated in fiscal 2003 related to certain closures and restructurings of bakeries and outlets.
Under the plan initiated in the fiscal 2003 third quarter, we incurred costs of $0.4 million in the first quarter of fiscal 2004. These costs related principally to utilities and cleanup for bakeries that have been closed and are being readied for potential sale. Offsetting these expenses is a reduction of the restructuring liability of $0.1 million due to lower than anticipated costs for a lease cancellation and building repairs. Under the plan initiated in the fiscal 2003 second quarter, we incurred costs of $0.2 million in the first quarter of fiscal 2004 related to security, utilities and cleanup for a bakery that was being readied for potential sale.

Summarized below are the cumulative restructuring charges recognized through the first quarter of fiscal 2005, as well as expected remaining charges through plan completion. We have undertaken additional restructuring activities during fiscal 2005 and 2006 and these activities are described in more detail in Note 18. Subsequent Events.
Cumulative restructuring charges by plan (dollars in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges or
	Benefits	(Credits)	Other	Total
Second Quarter 2003 Plan	$1,464	$(1,396)	$1,747	$1,815

Third Quarter 2003 Plan	2,840	2,829	4,857	10,526

Second Quarter 2004 Plan	658	517	1,067	2,242

Third Quarter 2004 Plan	—	1,200	—	1,200

Fourth Quarter 2004 Plan	2,184	407	4,642	7,233

Monroe, LA Bakery Closing	253	200	—	453

Buffalo, NY Bakery Closing & Outlet Closings	1,376	2,937	247	4,560

Pacific Northwest	681	30	557	1,268
Expected remaining restructuring charges by plan (dollars in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)(1)	Other	Total
Third Quarter 2003 Plan	$—	$192	$286	$478

Second Quarter 2004 Plan	(24)	332	727	1,035

Fourth Quarter 2004 Plan	(281)	295	578	592

Monroe, LA Bakery Closing	(37)	178	357	498

Buffalo, NY Bakery Closing & Outlet Closings	(2)	68	1,141	1,207

(1)	Excludes gains realized on subsequent sales of real property.

13. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Twelve Weeks Ended
	August 21,	August 23,
	2004	2003
Statutory federal tax rate	35.0%	35.0%
State income tax, net	2.7	2.0
Non-deductible goodwill impairment	(25.5)	—
Valuation allowance increase	(9.6)	—
Adjustments to prior year tax reserves	3.2	—
Other	(0.3)	(0.5)

	5.5%	36.5%

The amount of income taxes we pay is subject to periodic audits by federal, state and local tax authorities, which from time to time result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. During the first quarter of fiscal 2005, we adjusted our estimate for prior year tax accruals based upon a review of recently closed audits and the status of prior tax years relative to the statutes of limitation in the jurisdictions in which we conduct business.
We provide a valuation allowance against deferred tax assets, if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the first quarter of 2005, we recorded a valuation allowance of $5.6 million related to deferred tax assets originating in prior years due to a change in circumstances causing a change in judgment about the realizability of the assets. In addition, we have also recorded a valuation allowance against a portion of our deferred tax assets originating in 2005.
14. Commitments and Contingencies
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
The EPA has made inquiries into the refrigerant handling practices of companies in our industry. In September 2000, we received a request for information from the EPA relating to our handling of regulated refrigerants, which we historically have used in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. The EPA has entered into negotiated settlements with two companies in our industry, and has offered a partnership program to other members of the bakery industry that offered amnesty from fines if participating companies converted their equipment to eliminate the use of ozone-depleting substances. Because we had previously received an information request from the EPA, the EPA/Department of Justice (DOJ) policies indicated that we were not eligible to participate in the partnership program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to reduce the use of ozone-depleting refrigerants. Prior to our Chapter 11 filing, we had undertaken negotiations with the EPA to resolve issues that may exist regarding our historic management of regulated refrigerants. The U.S. Department of Justice, on behalf of the United States of America, filed a proof of claim in our bankruptcy case on March 21, 2005 based upon our refrigerant handling practices. Although the proof of claim does not set forth a specific amount, the claimants allege more than 3,400 violations during the period from 1998 through 2002 and assert that each violation is subject to penalties of up to $27,500 per day. We intend to vigorously challenge any penalties calculated on this basis and defend such claims by the EPA/DOJ.
On June 11, 2003 the South Coast Air Quality Management District in California, or SCAQMD, issued a Notice of Violation alleging that we had failed to operate catalytic oxidizers on bakery emissions at our Pomona, California facility in accordance with the conditions of that facility’s Clean Air Act Title V Permit. Among other things, that permit requires that the operating temperatures of the catalytic oxidizers be at least 550 degrees Fahrenheit. Under the South Coast Air Quality Management District rules, violations of permit conditions are subject to penalties of up to $1,000 per day, for each day of violation. The Notice of Violation alleges we were in violation of the permit through temperature deviations on more than 700 days from September 1999 through June 2003. Since that time, four additional instances of alleged violations, some including more than one day, have been cited by the SCAQMD. We are cooperating with the SCAQMD, have taken steps to remove the possible cause of the deviations alleged in the Notice of Violation, applied for and received a new permit, and have replaced the oxidizers with a single, more effective oxidizer. The SCAQMD filed a proof of claim dated December 8, 2004 in our bankruptcy case for $0.2 million in civil penalties. Management is committed to cooperating with the SCAQMD, and is taking actions necessary to minimize or eliminate any future violations and settle those that have been alleged.

As discussed in Note 2. Restatement to these consolidated financial statements, we have restated our fiscal 2004 and prior financial statements for the ABA Plan. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements after the restatement were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below).
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
In our December 2005 submission requested by the PBGC in connection with its review of the 1979 determination referred to above, we asserted our belief based on available information that treatment of the ABA Plan as a multiple employer plan will result in an allocation of pension plan assets to our pension plan participants in an amount equal to approximately $40 million. While we have not been furnished or computed the current actual net reduction in our ABA Plan pension benefit obligation, we believe that treatment of the ABA Plan as a multiple employer plan will result in a significant reduction in our net pension benefit obligation with respect to our employee participants from that which is reflected in Note 10. Employee Benefit Plans. The ultimate outcome of this uncertainty cannot presently be determined.
In addition, we have received requests for additional corrective contributions assessed after May 28, 2005 under the single employer plan assumption, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less than amounts assessed by the ABA Plan on the assumption that the plan was an aggregate of single employer plans. See Note 10. Employee Benefit Plans – American Bakers Association Retirement Plan to these consolidated financial statements for a discussion of these assessments from the ABA Plan.
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
15. Earnings (Loss) per Share
Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period including the effect of all potential dilutive common shares, primarily stock options outstanding under our stock compensation plan and the impact of our 6% senior subordinated convertible notes.

The following is the reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Twelve Weeks Ended
	August 21,	August 23,
	2004	2003
	(in thousands)
Weighted average common shares outstanding:
Basic	44,919	44,805
Effect of dilutive stock compensation	—	202

Diluted	44,919	45,007

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock, deferred shares awarded, and our 6% senior subordinated convertible notes of approximately 7.1 million and 7.9 million for the first quarter 2005 and 2004, respectively, because their effect would have been antidilutive. Due to our reported net loss for the twelve weeks ended August 21, 2004, diluted loss per share amounts are not adjusted for the effect of dilutive stock compensation.
Dividends per common share were $0.07 for the twelve weeks ended August 23, 2003. In March 2004, we announced that our board of directors had suspended the dividend on our common stock effective for the fourth quarter of fiscal 2004. Under an August 12, 2004 amendment to our senior secured credit facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
16. Comprehensive Income (Loss)
Reconciliations of net income (loss) to comprehensive income (loss) are as follows:

	Twelve Weeks Ended
	August 21,	August 23,
	2004	2003
	(dollars in thousands)
Net income (loss)	$(243,466)	$10,514
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of income taxes of $0 and $869, respectively	(1,919)	1,447
Losses on interest rate swaps reclassified to interest expense, net of income taxes of $0 and $1,013, respectively	816	1,688
Commodity derivative losses reclassified to cost of products sold, net of income taxes of $0 and $199, respectively	(7)	333
Minimum pension liability adjustment, net of income taxes of $0	—	—

	(1,110)	3,468

Comprehensive income (loss)	$(244,576)	$13,982

17. Segment Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires us to report information about our operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance.
In May 2004, we began a company wide operational reorganization and implementation of a new accounting software system. These two events had a significant impact on our internal organization and our method of generating financial information. As a result, we have aggregated our identified operating segments into two distinct reportable segments by production process, type of customer, and distribution method as follows:
Wholesale Operations – Our Wholesale Operations accounted for approximately 87.2% of our net sales for the twelve weeks ended August 21, 2004 and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.
Retail Operations – Our Retail Operations generated approximately 12.8% of our net sales for the twelve weeks ended August 21, 2004 and consists of five regions that sell our baked goods and other food items.
Our reportable segments are strategic business units that are managed separately using different marketing strategies.
Our management evaluates reportable segment performance based on profit or loss from operations before other income, interest expense, and income taxes. Because of our integrated business structure, operating costs often benefit both reportable segments and must be allocated between segments. Additionally, we do not identify or allocate fixed assets and capital expenditures for long-lived assets by reportable segment and we transfer fresh goods between segments at cost without recognizing intersegment sales on these transfers.
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations. Intersegment transfers of products at cost aggregated approximately $40.0 million for the twelve weeks ended August 21, 2004.
With the way we tracked and allocated expenses, along with our accounting software systems in use prior to June 2004, we did not have the ability to produce segment level income statement information other than net sales and to generate this information manually would be impracticable. Therefore, our segment information provided in the table below is for the current period only. For the twelve weeks ended August 23, 2003, reportable segment net sales consisted of $725.7 million for Wholesale Operations and $105.3 million for Retail Operations totaling $831.0 million.

Twelve Weeks Ended
Consolidated	August 21, 2004
(dollars in thousands)
Net Sales
Wholesale Operations	$707,870
Retail Operations	104,107

Total net sales	$811,977

Operating Income (Loss)
Wholesale Operations	$2,414
Retail Operations	(1,101)

1,313
Corporate	(249,721)

Total operating loss	(248,408)

Interest expense	8,994
Other expense	149

9,143

Loss before income taxes	(257,551)
Provision for income taxes	(14,085)

Net loss	$(243,466)

18. Subsequent Events
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, as more fully explained in Note 1. Voluntary Chapter 11 Filing to these consolidated financial statements.
In the second quarter of fiscal 2005, a decision was made by management to cease all funding, work, and roll out of the final phase of a large software project. This event resulted in the abandonment of a long-lived asset, which in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the long-lived asset be written down to its estimated fair value. Consequently, it was determined that software was fully impaired and approximately $4.4 million of capitalized software costs were expensed in the second quarter of 2005.
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

The Restructuring Agreement and amendments to the service agreements was approved by final order of the bankruptcy court on May 31, 2005.
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
On October 18, 2005, we reached agreement with the International Brotherhood of Teamsters (IBT) local bargaining units within our Northeast PC to modify and extend through July 31, 2010, the existing collective bargaining agreements (CBAs) that govern the IBT members’ employment relationship with us. Since this initial agreement, we have commenced negotiations of long-term extensions with respect to most of our 420 CBAs with our union-represented employees resulting in ratification by employees or agreements reached in principle, subject to ratification by employees, of approximately 240 CBAs. In total, these CBAs cover approximately 71% of our unionized workforce. We hope to negotiate similar agreements with our remaining collective bargaining units, although there are no assurances that the CBA negotiation process will proceed in the same time frame or fashion as it has to date. In addition, because the framework for the agreements was initially fashioned based upon operating assumptions made during the early stages of the PC restructuring process, it is possible that, if actual results do not meet expectations, these agreements (which remain subject to assumption or rejection in the Chapter 11 case) may need to be revisited and additional concessions may be necessary.
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
Subsequent to year end, in January, April, and July 2006, we failed to make three required quarterly minimum funding contributions for a total of $11.0 million to the ABA Plan and filed the necessary report with the PBGC. In addition, in June 2006 we received notice of a corrective contribution of $13.9 million, which we did not pay.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements, notes, and tables included elsewhere in this report, as well as, the more detailed Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contained in our 2005 Annual Report on Form 10-K filed concurrently with this document. MD&A may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See Forward-Looking Statements for further information.
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
OVERVIEW OF CERTAIN TRENDS AND EVENTS AFFECTING OPERATIONS, FINANCIAL POSITION AND LIQUIDITY
Refer to Overview of Certain Trends and Events Affecting Operations, Financial Position and Liquidity in our 2004 Annual Report on Form 10-K filed concurrently with this document for information on trends and events that have affected our operations, financial position and liquidity.
CRITICAL ACCOUNTING POLICIES
Refer to Critical Accounting Policies in our 2005 Annual Report on Form 10-K filed concurrently with this document for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.
RESTATEMENT OF FINANCIAL STATEMENTS
The accompanying discussion of Results of Operations gives effect to the restatement of our consolidated financial statements for the twelve weeks ended August 23, 2003 as described in Note 2. Restatement to the consolidated financial statements.
RESULTS OF OPERATIONS
The following table sets forth, for the twelve weeks ended August 21, 2004 and August 23, 2003, the relative percentages that certain income and expense items bear to net sales:

	Twelve Weeks Ended
	August 21,	August 23,
	2004	2003
Net sales	100.0%	100.0%
Cost of products sold	50.9	49.0
Selling, delivery and administrative expenses	49.6	45.2
Restructuring charges	0.9	0.1
Depreciation and amortization and loss on sale or abandonment of assets	2.7	2.6
Goodwill and other intangible assets impairment	26.5	—

Operating income (loss)	(30.6)	3.1
Interest expense – net	1.1	1.1

Income (loss) before income taxes	(31.7)	2.0
Income taxes	(1.7)	0.7

Net income (loss)	(30.0)%	1.3%

Net sales. Net sales for the first quarter of fiscal year 2005, the twelve weeks ended August 21, 2004, were approximately $812.0 million, a decrease of $19.0 million, or 2.3%, from net sales of $831.0 million in fiscal year 2004. The decline in net sales for the first quarter reflected a unit volume decline of approximately 4.6%, partially offset by an overall unit value increase, related to selling prices and mix changes, of approximately 2.0% compared to the first quarter of fiscal 2004.
Gross profit. Gross profit was 49.1% of net sales for the first quarter of fiscal year 2005, down from 51.0% of net sales in fiscal 2004. Our first quarter fiscal 2005 gross profit margins were negatively impacted by higher per pound direct production costs. Ingredient costs were up 2.0% per pound and labor and labor-related costs, primarily pension, health care and workers’ compensation, increased approximately 6.1% per pound. Packaging and overhead costs per pound were down 5.9% and 1.7% respectively but on a much lower dollar base. Overall, the net increases in these costs accounted for 0.8% of our gross profit decline as a percent of net sales in the first quarter of fiscal 2005. The remaining variances for first quarter fiscal 2005 were composed of items that did not have a significant individual impact on gross profit as a percent of net sales.
Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were approximately $402.9 million, representing 49.6% of net sales, for the first quarter of fiscal 2005, up from fiscal 2004’s selling, delivery and administrative expenses which totaled approximately $375.9 million or 45.2% of net sales. Higher labor-related costs, notably health care and workers’ compensation claims, were responsible for 1.0% of the increase as a percent of net sales. An increase in advertising expense accounted for 0.6% of the increase as a percent of net sales. An increase in energy costs was responsible for 0.3% of the increase as a percent of net sales. The remaining variances for first quarter fiscal 2005 were composed of items that did not have a significant individual impact on the change in selling, delivery and administrative expenses as a percent of net sales.
Restructuring charges. During the first quarter of fiscal 2005, we incurred charges of $7.3 million related to restructuring plans initiated in fiscal 2005 and 2004 to close and restructure certain bakeries and retail stores. During the first quarter of fiscal 2004 we incurred restructuring charges of $0.6 million. See Note 12. Restructuring Charges to the unaudited consolidated financial statements regarding detail components of restructuring charges.
Goodwill impairment. Due to our declining operating profits and liquidity issues resulting from a decrease in sales, a high cost structure and rising costs for employee healthcare and pension, ingredients, and energy we tested our goodwill for possible impairment during this first quarter of fiscal 2005 following the guidance provided by SFAS No. 142, Goodwill and Other Intangible Assets. From the results of our testing we determined that our goodwill was fully impaired. Accordingly, we took a charge to expense in this first quarter of fiscal 2005 in the pre-tax amount of $215.3 million to eliminate our goodwill.
Operating loss. Based upon the above factors, we had an operating loss for the first quarter of fiscal 2005 of $(248.4) million or (30.6%) of net sales, down from the prior year’s operating income of $25.7 million, or 3.1% of net sales.
Interest expense. Net interest expense decreased by approximately $0.1 million during the quarter compared to the same period last year. This decrease is primarily due to a decrease in the level of debt outstanding of approximately $39.0 million and lower average borrowing rates, offset by approximately $1.1 million in debt issuance costs which were expensed in the quarter.
Provision for income taxes. The effective income tax rates were 5.5% and 36.5% for the first quarter of fiscal 2005 and fiscal 2004, respectively. Our effective income tax rate for the first quarter of 2005 was negatively impacted by valuation allowances recorded against our deferred tax assets, and by the impairment of our goodwill, the majority of which was permanently nondeductible in nature. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the first quarter of 2005, we recorded a valuation allowance of $5.6 million related to deferred tax assets originating in prior years due to a change in circumstances causing a change in judgment about the realizability of the assets. In addition, we have also recorded a valuation allowance against a portion of our deferred tax assets originating in 2005.
CASH RESOURCES AND LIQUIDITY
Refer to Sources of Liquidity and Capital in the Cash Resources and Liquidity section of our 2005 Annual Report on Form 10-K filed concurrently with this document for additional information.
CASH FLOWS
During the twelve weeks ended August 21, 2004, we generated $3.9 million of cash, which was the net impact of $38.8 million in cash generated from operating activities, $15.6 million in cash used in investing activities, and $19.3 in cash used in financing activities.
Cash from operating activities. Cash from operating activities for fiscal 2005 was $38.8 million, which represents an increase of $4.6 million or 13.5% from cash generated in fiscal 2004 of $34.2 million. While we posted a net loss of $243.5 million in the period, a number of items that contributed to loss were non-cash items, including $215.3 million, $21.1 million, and $26.2 million for the write-off of goodwill and other intangibles, depreciation and amortization and increase in deferred income tax assets, respectively. In addition, changes in working capital components generated $14.3 million in cash during fiscal 2005 primarily due to (i) an increase in accounts payable and accrued expenses of $23.6 million; (ii) a net change in other current assets which used $11.8 million; (iii) an increase in our long-term self insurance reserves of $11.4 million; and (iv) a net change in other items which used $6.7 million. For fiscal 2004, changes in working capital components used cash equal to $2.1 million. Cash flow from operating activities is one of our primary sources of liquidity.
Cash used in investing activities. Cash used in investing activities during fiscal 2005 was $15.6 million, $0.8 million or 4.9% less than the cash used during fiscal 2004 of $16.4 million. The decrease is primarily attributable to an increase in the sale of assets of $0.9 million compared to fiscal 2004.
Cash used in financing activities. Cash used in financing activities for fiscal 2005 was $19.3 million compared to cash used in financing activities in fiscal 2004 which totaled $18.9 million. During the first fiscal quarter of 2005 we issued $100.0 million aggregate principal amount of our 6% senior subordinated convertible notes due August 15, 2014 the proceeds of which, along with other sources of cash, enabled us to reduce long-term debt by $114.0 million and pay $5.3 million in debt issuance costs. During fiscal 2004 we used cash to reduce long-term debt in the amount of $15.7 million. We paid dividends on our common stock $3.2 million in fiscal 2004.
OFF-BALANCE SHEET FINANCING
We do not participate in, nor secure financings for, any unconsolidated, special purpose entities.
CONTRACTUAL OBLIGATIONS
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
We entered into a Restructuring Agreement dated April 28, 2005, with a third party provider engaged to perform certain (i) information technology functions, (ii) finance and data maintenance administrative functions, and (iii) data center services functions. The Restructuring Agreement provided for the assumption of the existing service agreements pursuant to bankruptcy rules, settlement of the third party provider’s bankruptcy claim against us, and release of all other claims between the parties.
On the same date, we executed an amendment to the agreement for the provision of certain information technology functions that reduced the commitments for fiscal 2005 through fiscal 2009 to approximately $10.6 million, $8.9 million, $8.9 million, $9.0 million, and $6.8 million. The amendment also moved the first date we may cancel the agreement to fiscal 2007, but reduced the termination fees by approximately 56%.

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
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We have two segments: Wholesale Operations, which consists of aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods; and Retail Operations, which consists of five regions that sell our baked goods and other food items. See Note 17. Segment Information to these consolidated financial statements for further information.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 3. Description of Business and Significant Accounting Policies, to our consolidated financial statements for further information regarding recently issued accounting standards.
FORWARD-LOOKING STATEMENTS
Some information contained in or incorporated by reference herein may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements that reflect, when made, our views with respect to current events and financial performance. These forward-looking statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. These forward-looking statements are not historical in nature and include statements relating to, among other things:
•	our ability to continue as a going concern;

•	our ability to obtain court approval with respect to motions filed by us from time to time in the Chapter 11 proceeding;

•	our ability to operate pursuant to the covenants, terms and certifications of the DIP facility;

•	our ability to negotiate an extension (if necessary) or refinance our DIP facility, which, pursuant to an extension, expires on June 2, 2007;

•	our ability to develop, propose, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceeding;

•	risks associated with failing to obtain court approval for one or more extensions to the exclusivity period for us to propose and confirm one or more plans of reorganization or with third parties seeking and obtaining court approval to terminate or shorten any such exclusivity period, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	risks associated with our restructuring process, including the risks associated with achieving the desired savings in connection with our profit center restructuring and bakery and route consolidations to achieve the desired results; potential adverse publicity;

•	our ability to obtain and maintain adequate terms with vendors and service providers;

•	the potential adverse impact of the Chapter 11 proceeding on our liquidity or results of operations;

•	risks associated with product price increases, including the risk that such actions will not effectively offset inflationary cost pressures and may adversely impact sales of our products;

•	the effectiveness of our efforts to hedge our exposure to price increases with respect to various ingredients and energy;

•	our ability to finalize, fund and execute a going-forward business plan;

•	our ability to recognize, attract, motivate and/or retain key executives and employees;

•	changes in our relationship with employees and the unions that represent them;

•	increased costs and uncertainties related to periodic renegotiation of union contracts;

•	the results of a Securities and Exchange Commission, or SEC, investigation concerning our financial statements following our announcement that the audit committee of our board of directors had retained independent counsel to investigate our manner of setting its workers’ compensation and other reserves;

•	the delayed filing with the SEC of our Annual Reports on Form 10-K and of our Quarterly Reports on Form 10-Q;

•	successful resolution of material weaknesses in our internal controls;

•	resolution of any deficiencies and implementation of software updates with respect to our financial reporting systems;

•	changes to dietary guidelines;

•	the continuing effects of a low carbohydrate diet trend;

•	the performance of our recent new product introductions, including the success of such new products in achieving and retaining market share;

•	commodity and energy costs;

•	risks associated with price increases; and

•	the outcome of legal proceedings to which we are or may become a party.
These forward-looking statements are and will be subject to numerous risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, without limitation:
Bankruptcy-Related Factors
•	our ability to evaluate various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring and the filing and ultimate approval of a plan of reorganization with the Bankruptcy Court, or any combination of these options;

•	our ability to develop and implement a successful plan of reorganization in the Chapter 11 process;

•	our ability to operate our business under the restrictions imposed by the Chapter 11 process and in compliance with the limitations contained in the debtor-in-possession credit facility;

•	the instructions, orders and decisions of the bankruptcy court and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	changes in our relationships with suppliers and customers, including the ability to maintain these relationships and contracts that are critical to our operations, in light of the Chapter 11 process;

•	the significant time that will be required by management to structure and implement a plan of reorganization as well as to evaluate various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital and debt restructuring or any combination of these options, as well as our restructuring plan;

•	our reliance on key management personnel, including the effects of the Chapter 11 process on our ability to attract and retain key management personnel;

•	our ability to successfully reject unfavorable contracts and leases; and

•	the duration of the Chapter 11 process.
General Factors
•	the availability of capital on acceptable terms in light of the various factors discussed herein, including our reorganization under the Chapter 11 process;

•	the availability and cost of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products, improved efficiencies and other strategies;

•	increased pension, health care, workers’ compensation and other employee costs;

•	actions of competitors, including pricing policy and promotional spending;

•	increased costs, delays or deficiencies related to restructuring activities;

•	the effectiveness of advertising and marketing spending;

•	the effectiveness and adequacy of our information and data systems;

•	changes in general economic and business conditions (including in the bread and sweet goods markets);

•	costs associated with increased contributions to single employer, multiple employer or multi-employer pension plans;

•	any inability to protect and maintain the value of our intellectual property rights;

•	future product recalls or food safety concerns;

•	further consolidation in the retail food industry;

•	changes in consumer tastes or eating habits;

•	costs associated with environmental compliance and remediation;

•	increased costs and uncertainties related to periodic renegotiation of union contracts;

•	obligations and uncertainties with respect to the American Bakers Association Retirement Plan;

•	the impact of any withdrawal liability arising under our multi-employer pension plans as a result of prior actions or current consolidations;

•	actions of governmental entities, including regulatory requirements;

•	acceptance of new product offerings by consumers and our ability to expand existing brands;

•	the performance of our recent new product introductions;

•	the effectiveness of hedging activities;

•	expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives;

•	changes in our business strategies;

•	unexpected costs or delays incurred in connection with our previously announced and other future facility closings;

•	bankruptcy filings by customers;

•	changes in our relationship with employees and the unions that represent them;

•	the outcome of legal proceedings to which we are or may become a party, including any litigation stemming from our restatement of the first, second and third quarters of fiscal 2004, our sale of convertible notes on August 12, 2004 or events leading up to our filing of a voluntary petition for protection under Chapter 11 of the Bankruptcy Code;

•	business disruption from terrorist acts, our nation’s response to such acts and acts of war; and

•	other factors.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We use derivative instruments, principally commodity derivatives, and interest rate swap agreements, to manage certain commodity prices and interest rate risks. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.
Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivative positions as of August 21, 2004, an assumed 10% adverse change in commodity prices could potentially have a $3.6 million effect on our fair values, future earnings or cash flows.
Interest rates. We enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. Our May 29, 2004 interest rate swap agreements fixed interest rates on $350.0 million in variable rate debt to fixed rates ranging from 5.47% to 7.91% and expired in July and August 2004. As these swap agreements expired in the first quarter of fiscal 2005, we discontinued management of interest rate risk principally due to the fact that our liquidity problems and subsequent filing for bankruptcy precluded the continuation of such activities.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 21, 2004. Based on that evaluation and due to the identification of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 21, 2004.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended August 21, 2004 other than our ongoing efforts to remediate our ineffective internal controls. In connection with the restatements of the Company’s consolidated financial statements, as more fully described in Note 2. Restatement of the consolidated financial statements included in this Form 10-Q, management believes that many, if not all, of the material weaknesses described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on 10-K for the fiscal year ended May 28, 2005 likely existed as of August 21, 2004, and has, as a result, effected changes to the Company’s internal control over financial reporting that have materially affected the Company’s internal control over financial reporting. These remediation actions are described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005. Efforts to test and remediate our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2007 and beyond.

PART II. OTHER INFORMATION
Item 6. Exhibits

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

INTERSTATE BAKERIES CORPORATION

Dated: October 6, 2006	By:	/s/ Antonio C. Alvarez II
Antonio C. Alvarez II
Chief Executive Officer
(Principal Executive Officer)

Dated: October 6, 2006	By:	/s/ Ronald B. Hutchison
Ronald B. Hutchison
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)