Form 10-Q
period 2004-11-13
INTERSTATE BAKERIES CORP/DE/
filed 2006-10-06
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 13, 2004
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

EXPLANATORY NOTE
Beginning with the Annual Report on Form 10-K for the year ended May 29, 2004 and through our Annual Report on Form 10-K for the year ended June 3, 2006, we have delayed timely filing of Securities and Exchange Commission, or SEC reports. This report, together with several other periodic reports through our Annual Report on Form 10-K for 2005 are being filed with the SEC concurrently herewith, and are our first periodic reports covering periods subsequent to March 6, 2004. The primary reasons for our delayed reporting are related to our filing of Chapter 11 and issues related to the restatement of prior period financial statements. In addition to this Quarterly Report on Form 10-Q for the twelve and twenty four weeks ended November 13, 2004, on the same date, we also filed our Annual Report on form 10-K for the year ended May 29, 2004, our Quarterly Reports on Form 10-Q for the quarters ended August 21, 2004, and March 5, 2005, and our Annual Report on Form 10-K for the year ended May 28, 2005. To the extent these reports relate to periods for which our consolidated financial statements have previously been published, these reports contain a restatement of such previously issued consolidated financial statements. This report on Form 10-Q and the Annual Report on Form 10-K for the year ended May 29, 2004 contains a detailed description of these restatements. All of the reports filed concurrently herewith should be read together and in connection with this Quarterly Report on Form 10-Q for a comprehensive description of our current financial condition and operating results. See Note 2. Restatement in the notes to the consolidated financial statements contained herein for further discussion of the various items requiring restatement in this Quarterly Report on Form 10-Q.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
FORM 10-Q
QUARTER ENDED NOVEMBER 13, 2004

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share data)

	November 13,	May 29,
	2004	2004
ASSETS

Current assets
Cash	$117,864	$39,728
Accounts receivable, less allowance for doubtful accounts of $3,870 and $3,700, respectively	182,921	182,060
Inventories	72,915	71,901
Assets held for sale	—	452
Other current assets	114,532	108,577

Total current assets	488,232	402,718

Property and equipment, net	787,129	812,925
Goodwill	—	215,346
Other intangible assets	189,740	190,416
Other assets	42,005	52,392

Total assets	$1,507,106	$1,673,797

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities not subject to compromise
Current liabilities
Long-term debt payable within one year	$483,427	$542,701
Accounts payable	103,185	158,754
Accrued expenses	244,057	275,354

Total current liabilities	830,669	976,809

Long-term debt	—	10,362
Other liabilities	292,305	311,183
Deferred income taxes	113,536	113,735

Total liabilities not subject to compromise	1,236,510	1,412,089

Liabilities subject to compromise	283,917	—

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,394,000 and 45,381,000 shares outstanding, respectively	816	816
Additional paid-in capital	586,472	586,616
Retained earnings	87,409	364,886
Treasury stock, 36,185,000 and 36,198,000 shares at cost, respectively	(678,736)	(679,016)
Unearned restricted stock compensation	(5,290)	(6,982)
Accumulated other comprehensive loss	(3,992)	(4,612)

Total stockholders’ equity (deficit)	(13,321)	261,708

Total liabilities and stockholders’ equity (deficit)	$1,507,106	$1,673,797

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
		(Restated, See		(Restated, See
		Note 2)		Note 2)
	November 13,	November 15,	November 13,	November 15,
	2004	2003	2004	2003
Net sales	$798,711	$813,798	$1,610,688	$1,644,813

Cost of products sold (exclusive of items shown below)	412,883	418,045	825,961	825,350
Selling, delivery and administrative expenses	377,030	402,932	779,930	778,811
Restructuring charges	6,004	2,060	13,325	2,692
Depreciation and amortization	20,107	21,257	41,181	42,714
Loss on sale or abandonment of assets	665	705	1,331	773
Goodwill impairment	—	—	215,346	—

	816,689	844,999	1,877,074	1,650,340

Operating loss	(17,978)	(31,201)	(266,386)	(5,527)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $850, $0, $850, and $0, respectively)	9,316	8,641	18,310	17,755
Reorganization charges, net	12,442	—	12,442	—
Other (income) expense	(20)	(8)	129	(16)

	21,738	8,633	30,881	17,739

Income (loss) before income taxes	(39,716)	(39,834)	(297,267)	(23,266)
Provision (benefit) for income taxes	(5,705)	(15,039)	(19,790)	(8,985)

Net loss	$(34,011)	$(24,795)	$(277,477)	$(14,281)

Loss per share

Basic	$(0.76)	$(0.55)	$(6.17)	$(0.32)

Diluted	$(0.76)	$(0.55)	$(6.17)	$(0.32)

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Twenty-Four Weeks Ended
		(Restated, See
		Note 2)
	November 13,	November 15,
	2004	2003
Operating activities
Net loss	$(277,477)	$(14,281)
Depreciation and amortization	41,181	42,714
Provision for deferred income taxes	20,408	(19,559)
Reorganization charges, net	12,442	—
Cash reorganization items	(2,771)	—
Non-cash interest expense — deferred debt fees	2,065	1,022
Non-cash interest on swap agreements	(655)	(852)
Non-cash restricted stock and deferred share compensation expense	1,055	—
Loss on sale, write-down or abandonment of assets	5,007	1,284
Write-off of goodwill	215,346	—
Write-down of software assets	4,424	—
Write-off prior service cost asset	12,384	—
Change in operating assets and liabilities:
Accounts receivable	(861)	(7,377)
Inventories	(1,014)	5,772
Other current assets	(26,562)	5,797
Accounts payable and accrued expenses	50,040	10,411
Long-term portion of self insurance reserves	12,184	34,472
Other	7,306	8,363

Net cash from operating activities	74,502	67,766

Investing activities
Purchases of property and equipment	(19,883)	(24,517)
Proceeds from sale of assets	1,242	713
Acquisition of other intangible assets	—	(12)
Acquisition and development of software assets	(5,445)	(6,027)
Other	50	(19)

Net cash used in investing activities	(24,036)	(29,862)

Financing activities
Reduction of long-term debt	(74,686)	(32,198)
Increase in revolving credit facility	11,400	—
Issuance of convertible bonds	100,000	—
Common stock dividends paid	—	(6,329)
Stock option exercise proceeds	—	568
Acquisition of treasury stock	(44)	(19)
Cash reorganization items	(63)	—
Debt fees	(8,937)	(30)

Net cash from (used in) financing activities	27,670	(38,008)

Net increase (decrease) in cash	78,136	(104)

Cash at the beginning of period	39,728	44,961

Cash at the end of period	$117,864	$44,857

Cash payments (received)
Interest	$18,834	$19,003
Income taxes	(21,086)	664

Non-cash investing and financing activities
Issuance of restricted stock	221	—
Equipment purchases financed with capital lease obligations	409	—
Long-term debt reduction from lease rejections	279	—
Asset disposals from lease rejections	215	—
See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(dollars in thousands, except per share data)

							Unearned	Accumulated	Total
			Additional				Restricted	Other	Stockholders’
	Common		Paid-in	Retained			Stock	Comprehensive	Equity
	Stock Issued		Capital	Earnings	Treasury Stock		Compensation	Loss	(Deficit)
	Number	Par			Number of
	of Shares	Value			Shares	Cost
Balance May 29, 2004	81,579	$816	$586,616	$364,886	(36,198)	$(679,016)	$(6,982)	$(4,612)	$261,708
Comprehensive loss	—	—	—	(277,477)	—	—	—	620	(276,857)
Restricted share award	—	—	(155)	—	20	375	(221)	—	(1)
Restricted share compensation expense	—	—	—	—	—	—	1,881	—	1,881
Restricted share forfeitures and other	—	—	11	—	(2)	(51)	32	—	(8)
Treasury stock acquired	—	—	—	—	(5)	(44)	—	—	(44)

Balance November 13, 2004	81,579	$816	$586,472	$87,409	(36,185)	$(678,736)	$(5,290)	$(3,992)	$(13,321)

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
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
See Note 13. Restructuring Charges to these consolidated financial statements for related disclosures.
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
The consolidated financial statements reflect adjustments in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), which was adopted for financial reporting in periods ending after September 22, 2004, assuming that we will continue as a going concern. In the Chapter 11 proceedings, substantially all unsecured liabilities except payroll and benefit related charges as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings are segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7. The ultimate amount of and settlement terms for our pre-bankruptcy liabilities are dependent on the outcome of the Chapter 11 proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings, and certain gains and losses resulting from a reorganization or restructuring of our business are reported separately as reorganization items. In addition, interest expense is reported only to the extent that it will be paid during the Chapter 11 proceedings or that it is probable that it will be an allowed claim under the bankruptcy proceedings.

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
Cash
We determined that our positive cash balances at certain banks should not have been netted with our negative cash balances at other banks and have reclassified the negative cash balances to accounts payable. Accordingly, we have increased our cash and accounts payable balances by approximately $44.9 million and $45.0 million at November 15, 2003 and May 31, 2003, respectively.
Income Taxes
Certain income tax contingency reserves were reclassified from deferred income taxes to other liabilities.

As a result of the matters discussed above, we are restating our unaudited consolidated financial statements for the twelve and twenty-four weeks ended November 15, 2003 contained in this Quarterly Report on Form 10-Q. The following summarizes the effects of the restatement made to the accompanying consolidated financial statements to reflect the various matters discussed above:

	Twelve Weeks Ended
	November 15, 2003
	As Previously	Effect of
Consolidated Statement of Operations	Reported	Restatement	As Restated
	(dollars in thousands, except per share data)
Cost of products sold	$397,641	$20,404	$418,045
Selling, delivery and administrative expenses	372,787	30,145	402,932
Depreciation and amortization	21,679	(422)	21,257
Loss on sale or abandonment of assets	—	705	705

Operating income (loss)	19,631	(50,832)	(31,201)
Interest expense	8,398	243	8,641

Income (loss) before income taxes	11,241	(51,075)	(39,834)
Provision for income taxes	4,114	(19,153)	(15,039)

Net income (loss)	$7,127	$(31,922)	$(24,795)

Income (loss) per share:
Basic	$0.16	$(0.71)	$(0.55)
Diluted	$0.16	$(0.71)	$(0.55)

	Twenty-Four Weeks Ended
	November 15, 2003
	As Previously	Effect of
Consolidated Statement of Operations	Reported	Restatement	As Restated
	(dollars in thousands, except per share data)
Cost of products sold	$804,542	$20,808	$825,350
Selling, delivery and administrative expenses	748,520	30,291	778,811
Depreciation and amortization	42,921	(207)	42,714
Loss on sale or abandonment of assets	—	773	773

Operating income (loss)	46,138	(51,665)	(5,527)
Interest expense	17,263	492	17,755

Income (loss) before income taxes	28,891	(52,157)	(23,266)
Provision for income taxes	10,574	(19,559)	(8,985)

Net income (loss)	$18,317	$(32,598)	$(14,281)

Income (loss) per share:
Basic	$0.41	$(0.73)	$(0.32)
Diluted	$0.41	$(0.73)	$(0.32)
Consolidated Statement of Cash Flows

	Twenty-Four Weeks Ended
	November 15, 2003
	As Previously	Effect of
Consolidated Statement of Cash Flows	Reported	Restatement	As Restated
	(dollars in thousands)
Operating activities
Net income	$18,317	$(32,598)	$(14,281)
Depreciation and amortization	42,921	(207)	42,714
Provision for deferred income taxes	—	19,559	19,559
Loss on sale, write-down or abandonment of assets	511	773	1,284
Change in operating assets and liabilities
Inventories	5,489	283	5,772
Other current assets	6,080	(283)	5,797
Accounts payable and accrued expenses	2,495	7,916	10,411
Long-term portion of self insurance reserves	(3,528)	38,000	34,472
Other	2,361	6,002	8,363

Net cash from operating activities	67,439	327	67,766

Financing activities
Reduction of long-term debt	(31,767)	(431)	(32,198)

Net cash used in financing activities	(37,577)	(431)	(38,008)

Net decrease in cash	—	(104)	(104)
Cash at the beginning of period	—	44,961	44,961

Cash at the end of period	$—	$44,857	$44,857

3. Description of Business and Significant Accounting Policies
Description of Business
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. The accompanying unaudited consolidated financial statements, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and twenty-four weeks ended November 13, 2004 are not indicative of the results for the full year ending May 28, 2005.
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
Cash and cash equivalents — We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of bank balances totaling approximately $32.2 million and $45.3 million at November 13, 2004 and May 29, 2004, respectively.
Assets held for sale — Property that is to be disposed of by sale is recognized in the financial statements at the lower of the carrying amount or estimated fair value, less estimated cost to sell, and is not depreciated after being classified as held for sale.
Liabilities subject to compromise. Under bankruptcy law, actions by creditors to collect amounts we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against us. All pre-petition obligations have been classified as Liabilities Subject to Compromise in the fiscal 2005 Consolidated Balance Sheet except for secured debt and those other liabilities that we currently anticipate will not be impaired pursuant to a confirmed plan of reorganization.

Reorganization charges. Reorganization items are expense or income items that we incurred or realized because we are in bankruptcy. These items include professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings, loss accruals or gains or losses resulting from activities of the reorganization process, payroll related expenses to retain key employees during our reorganization, costs and claims, which stem from the rejection of leases, and interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities.
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
Had we adopted the provisions of SFAS 123, estimated pro forma net income and earnings per share would have been as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 13,	November 15,	November 13,	November 15,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Net loss, as reported	$(34,011)	$(24,795)	$(277,477)	$(14,281)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	135	197	1,055	394
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(496)	(1,587)	(1,855)	(3,547)

Pro forma net loss	$(34,372)	$(26,185)	$(278,277)	$(17,434)

Basic loss per share:
As reported	$(0.76)	$(0.55)	$(6.17)	$(0.32)
Pro forma	(0.76)	(0.58)	(6.19)	(0.39)
Diluted loss per share:
As reported	(0.76)	(0.55)	(6.17)	(0.32)
Pro forma	(0.76)	(0.58)	(6.19)	(0.39)
On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted, and the eligible options were granted, under our 1996 Stock Incentive Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation is being charged to expense over the vesting period, with approximately $1.3 million and $1.9 million charged for the twelve week and twenty-four week periods ended November 13, 2004.
During fiscal 2003, we granted the right to receive in the future up to approximately 0.2 million shares of our common stock under the Plan, with a weighted average fair value at the date of grant of $27.00 per share to our Chief Executive Officer. The deferred shares, which accrued dividends in the form of additional shares, were to vest ratably after one, two, and three years of continued employment. Upon his departure, an adjustment of approximately $1.2 million was made in the second quarter of fiscal 2005 to compensation expense to reflect the vesting of only the first one-third of these shares, the remaining shares were forfeited.
Contingencies — Various lawsuits, claims and proceedings are pending against us. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. See Note 16. Commitments and Contingencies to these consolidated financial statements for related disclosures.
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
The Medicare and Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. The Act contains a provision for subsidies to employers who provide prescription drug coverage to retirees. In accordance with FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the measures of the accumulated postretirement benefit obligation and net periodic benefit cost in these financial statements do not reflect the effects of the Act on the plan. The staff position became effective for us at the beginning of the second quarter of fiscal 2005. The implementation of FSP 106-2 did not have any impact on our consolidated results of operations, cash flows, and financial position due to the fact that we have very few individuals under the plan that have Medicare coverage.
In December 2003, the FASB issued SFAS No. 132R (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106 (SFAS 132R), which replaced SFAS 132. SFAS 132R retains the disclosures requirements of SFAS 132, but provides various additional disclosure requirements for defined benefit pension plans and other defined benefit postretirement plans including types of plan assets, investment policies, obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This guidance does not change the requirements for measurement or recognition of pension and other defined postretirement benefit plans. All new provisions of SFAS 132R, which were effective for interim and fiscal years ending after December 15, 2003 and estimated future benefit payments disclosures effective for fiscal years ending after June 15, 2004, have been reflected in disclosures in Note 11. Employee Benefit Plans and Note 12. Supplemental Executive Retirement Plan to our consolidated financial statements.
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
In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and is effective for us in fiscal 2006. FIN 47 requires that liabilities be recognized for the fair value of a legal obligation to perform asset retirement activities even if the timing and/or method of such activities are conditional on a future event that may not be within our control as long as the amount can be reasonably estimated. We are currently in the process of evaluating the effects of FIN 47 on our consolidated results of operations, cash flows, and financial position, but based on our relevant current obligations, we do not expect that the initial adoption of FIN 47 will have a material impact on our consolidated financial statements.
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
4. Inventories
The components of inventories are as follows:

	November 13,	May 29,
	2004	2004
	(dollars in thousands)
Ingredients and packaging	$50,194	$48,936
Finished goods	22,721	22,965

	$72,915	$71,901

5. Property and Equipment
Property and equipment consists of the following:

	November 13,	May 29,
	2004	2004
	(dollars in thousands)
Land and buildings	$461,551	$462,668
Machinery and equipment	1,088,328	1,088,985

	1,549,879	1,551,653
Less accumulated depreciation	(762,750)	(738,728)

	$787,129	$812,925

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
At November 13, 2004, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, on its effective date requires us to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. The effective date of this pronouncement was for all leases entered into or modified after December 31, 2002. At November 13, 2004, the maximum potential liability for all lease residual values guaranteed prior and subsequent to the effective date was $7.1 million and $5.5 million, respectively. At November 13, 2004, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of approximately $0.2 million.
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
Goodwill and other intangibles assets consist of the following:

	November 13,	May 29,
	2004	2004
	(dollars in thousands)
Goodwill
Gross carrying amount	$215,346	$215,346
Impairment charge	(215,346)	—

Net carrying amount	$—	$215,346

Intangible assets with indefinite lives
Gross carrying amount	$180,662	$180,662

Intangible assets with finite lives
Gross carrying amount	$19,484	$19,484
Less:
Accumulated amortization	(10,406)	(9,730)

Net carrying amount	$9,078	$9,754

Intangible amortization expense for the second quarter of both fiscal 2005 and 2004 was approximately $0.3 million, while year-to-date for both fiscal 2005 and 2004 was approximately $0.7 million. Of these amounts, approximately $0.2 million for the second quarter and $0.4 million year-to-date in both fiscal 2005 and 2004 were recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of operations.

8. Debt
Long-term debt consists of the following:

	November 13,	May 29,
	2004	2004
	(dollars in thousands)
Secured:
Post-petition credit agreement	$—	$—
Senior secured credit facility — pre-petition	475,900	537,626
Unsecured:
6% senior subordinated convertible notes — pre-petition	100,000	—
Capital leases — pre-petition	13,946	15,437

	589,846	553,063
Less:
Current portion	(483,427)	(542,701)
Pre-filing date claims included in liabilities subject to compromise	(106,419)	—

Long-term debt	$—	$10,362

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
Senior Secured Credit Facility
During fiscal year 2002, we entered into a $900.0 million senior secured credit facility agreement with a syndicate of banks and institutional lenders. At November 13, 2004 under this credit facility, we had letters of credit outstanding of approximately $172.8 million and debt outstanding of approximately $475.9 million which carried a weighted average interest rate of 5.8%.
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
Other Matters
At November 13, 2004, we have classified all of our debt as payable within one year due to our default under credit agreements or due to the effects of our bankruptcy process. Additionally, our debt commitments include significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, such commitments may not reflect actual cash outlays in the future period.
We have classified the 6% Senior Subordinated Convertible Notes, which are unsecured, and a capital lease for equipment as liabilities subject to compromise. Additionally in accordance with the guidance provided by SOP 90-7 we have suspended the accrual of interest on the 6% Senior Subordinated Convertible Notes.
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
At November 13, 2004, we had accumulated losses of $0.1 million related to commodity derivatives most of which were substantially realized and recorded in OCI, with offsetting entries to accrued expenses. All derivative losses recorded in accumulated other comprehensive loss are expected to be reclassified to earnings during the next 12 months. We recognized a loss, in cost of products sold, resulting from hedge ineffectiveness of commodity hedges of $1.1 million during the second quarter for a total of $1.3 million fiscal year-to-date. As of November 13, 2004, we held no commodity derivatives in our portfolio and there were no gains or losses on commodity hedges that did not meet the criteria for hedge accounting or for which we did not elect to apply hedge accounting.
During fiscal 2004, we recognized a gain in earnings resulting from hedge ineffectiveness of commodity hedges, net of income taxes, of $0.5 million during the second quarter and $1.1 million fiscal year-to-date that were recorded to cost of products sold.
10. Liabilities Subject to Compromise
Under bankruptcy law, actions by creditors to collect amounts we owe prior to the petition date are stayed and certain other pre-petition contractual obligations may not be enforced against us. All pre-petition amounts have been classified as liabilities subject to compromise in the fiscal 2005 consolidated balance sheet except for secured debt and those other liabilities that we expect will not be impaired pursuant to a confirmed plan of reorganization.
On December 14, 2004, the Court entered an Order establishing March 21, 2005 as the last date for all persons and entities holding or wishing to assert bankruptcy claims against the Company or one of its subsidiaries to file a proof of claim form. As of May 31, 2006, we have received over 8,900 claims some of which have been filed after the deadline established by the court. We continue to evaluate all claims asserted in the bankruptcy proceedings and file periodic motions with the court to reject, modify, liquidate or allow such claims. In addition, we may receive additional claims resulting from the future rejection of executory contracts where the deadline to file a claim resulting from lease rejection is a function of when such contracts are formally rejected. We continue to evaluate all bankruptcy claims asserted in our Chapter 11 proceedings. Amounts that we have recorded may, in certain instances, be different than amounts asserted by our creditors and remain subject to reconciliation and adjustment.
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain real property claims. We also have suspended the accrual of interest on the unsecured 6% Senior Subordinated Convertible Notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. Contractual interest on those obligations amounts to $1.5 million, which is $0.9 million in excess of recorded interest expense. See Note 8. Debt to these financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.
The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheet as of November 13, 2004.

November 13, 2004
(dollars in thousands)
Accounts payable	$132,245
Taxes payable	10,298
Retirement obligations (SERP and deferred compensation)	13,110
Legal reserve	12,931
Interest bearing debt	106,419
Other	8,914

$283,917

11. Employee Benefit Plans
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
The following tables details our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
The components of the pension expense for the ABA Plan are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 13,	November 15,	November 13,	November 15,
	2004	2003	2004	2003
	(dollars in thousands)
Service cost	$473	$580	$946	$1,160
Interest cost	750	662	1,500	1,324
Expected return on negative plan assets	92	59	184	118
Recognition of
Prior service cost	98	313	196	626
Actuarial (gain) loss	1,779	(245)	3,558	(490)

Net pension expense	$3,192	$1,369	$6,384	$2,738

Defined Benefit Pension Plan
We also maintain a defined benefit pension plan to benefit certain union and nonunion employee groups, with participation generally resulting from business acquisitions. The components of the pension expense for the defined benefit pension plan are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 13,	November 15,	November 13,	November 15,
	2004	2003	2004	2003
	(dollars in thousands)
Service cost	$155	$162	$310	$324
Interest cost	860	857	1,720	1,714
Expected return on plan assets	(1,003)	(774)	(2,006)	(1,548)
Recognition of
Prior service cost	40	41	80	82
Actuarial loss	46	333	92	666

Net pension expense	$98	$619	$196	$1,238

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
The components of the net postretirement benefit expense are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 13,	November 15,	November 13,	November 15,
	2004	2003	2004	2003
	(dollars in thousands)
Service cost	$674	$1,151	$1,348	$2,302
Interest cost	1,132	1,922	2,264	3,844
Amortization
Unrecognized prior service cost (benefit)	(1,511)	(801)	(3,022)	(1,602)
Unrecognized net loss	374	1,012	748	2,024

Net postretirement benefit expense	$669	$3,284	$1,338	$6,568

In April 2005, the bankruptcy court approved a motion to discontinue nonunion postretirement health care coverage for all future retirees, although participation is open to grandfathered retirees and dependents through age 65. This plan change further reduced our accumulated postretirement benefit obligation by $9.2 million.
12. Supplemental Executive Retirement Plan
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
Subsequent to our bankruptcy filing, we suspended the SERP as of November 11, 2004. The related suspension of payments and accruals of service credit under our SERP resulted in a net curtailment loss of approximately $10.3 million, which included a curtailment loss related to the write-off of prior service costs of approximately $12.4 million and a curtailment gain of approximately $2.1 million resulting from the reduction in the salary increase assumption to zero. An additional $1.5 million of the curtailment gain was offset to the actuarial loss not yet recognized at the date of the plan suspension. Approximately $9.9 million representing the portion of the SERP liability at November 13, 2004 attributable to retired participants has been included in liabilities subject to compromise.

The components of the SERP expense are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 13,	November 15,	November 13,	November 15,
	2004	2003	2004	2003
	(dollars in thousands)
Service cost	$231	$246	$462	$492
Interest cost	385	348	770	696
Recognition of
Prior service cost	630	630	1,259	1,260
Actuarial loss	29	24	58	48

Net periodic pension cost	1,275	1,248	2,549	2,496
Net curtailment loss related to plan suspension	10,341	—	10,341	—

Total SERP expense	$11,616	$1,248	$12,890	$2,496

13. Restructuring Charges
The components of restructuring charges are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 13,	November 15,	November 13,	November 15,
	2004	2003	2004	2003
	(dollars in thousands)
Severance costs	$107	$1,176	$2,288	$1,213
Long-lived asset charges	4,548	350	7,902	350
Other exit costs	1,349	534	3,135	1,129

Total	$6,004	$2,060	$13,325	$2,692

Fiscal 2005 Activity
In fiscal 2005, we continued the process of consolidating operations in order to achieve production efficiencies and more effectively allocate production capacity.
During the first quarter, we announced the closing of the Monroe, Louisiana bread bakery and the Buffalo, New York bread, roll and doughnut bakery with the production from these bakeries shifting to other bakeries. We also closed thirty-five outlet stores in conjunction with the Buffalo bakery closing. The actual closings took place during second quarter and resulted in total restructuring charges of approximately $0.7 million for Monroe, $4.3 million for Buffalo, and $0.3 million for the outlet closings. Of that amount, severance of $0.3 million was recorded for Monroe for about 50 employees who were involuntarily separated and severance of $1.3 million was recorded for Buffalo for approximately 155 employees severed. We recorded $0.2 million in asset impairment charges for Monroe and $2.9 million in asset impairment charges for Buffalo. We also incurred $0.2 million in other exit costs for the Monroe closing, $0.1 million in other exit costs for the Buffalo closing, and $0.2 million in other exit costs for the outlet closings. The asset impairment charges were primarily due to the write-down of real property and bakery equipment to fair value. Other exit expenses included lease cancellation costs, utilities and taxes plus clean-up costs associated with readying the properties for sale. In some cases, relocation expenses were also included. Approximately $0.3 million of this expense was recognized in the second quarter of fiscal 2005.
In addition, after we initiated the bankruptcy proceedings in fiscal 2005, we rejected certain real estate leases for locations closed under this restructuring plan. We transferred the balance of the restructuring accruals for remaining rent payments to the bankruptcy reorganization accrual. Any credits for reduction in the accrual related to these lease rejections were recorded in reorganization expense.

During the first quarter, we also did some limited consolidations in the Pacific Northwest area that resulted in $1.3 million in additional restructuring expenses, including $0.7 million in severance expenses and $0.6 million in other exit costs, principally lease cancellation costs.
Additionally, as part of the restructuring activity, a decision was made by management to cease all funding, work and roll-out of the final phase of a large software project. This event resulted in the abandonment of a long-lived software asset, and, consequently, it was determined that a portion of the asset was impaired and $4.4 million of capitalized software costs was written off in the second quarter of fiscal 2005.
During the first and second quarters of fiscal 2005, we also incurred restructuring costs related to plans initiated in fiscal 2003 and 2004. For the plan initiated in the third quarter of fiscal 2003, we recorded additional charges in the first and second quarter of $0.3 million and $0.1 million, respectively, related to additional impairments and property taxes, utilities and security for closed facilities. For the plan initiated in the second quarter of fiscal 2004, we incurred charges in the first quarter of fiscal 2005 of $0.3 million related to utilities, security and clean up of closed facilities and $0.6 million in the second quarter for asset impairment and clean up charges. Finally, we recorded $0.4 million of restructuring charges in the first quarter and $0.5 in the second quarter related to the fiscal 2004 fourth quarter plan, principally related to bakery clean up.
The year-to-date analysis of our restructuring costs activity is as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)
Third Quarter 2003 Plan
Balance May 29, 2004	$—	$—	$1,294	$1,294
Expensed in Fiscal 2005	—	187	177	364
Cash Paid in Fiscal 2005	—	—	(431)	(431)
Noncash Utilization in Fiscal 2005	—	(187)	(543)	(730)

Balance, November 13, 2004	—	—	497	497

Second Quarter 2004 Plan
Balance May 29, 2004	117	—	—	117
Expensed in Fiscal 2005	—	124	829	953
Cash Paid in Fiscal 2005	(79)	—	(829)	(908)
Noncash Utilization in Fiscal 2005	—	(124)	—	(124)

Balance, November 13, 2004	38	—	—	38

Fourth Quarter 2004 Plan

Balance May 29, 2004	1,243	—	3,109	4,352

Expensed in Fiscal 2005	(129)	—	1,078	949
Cash Paid in Fiscal 2005	(801)	—	(3,871)	(4,672)
Noncash Utilization in Fiscal 2005	—	—	—	—

Balance, November 13, 2004	313	—	316	629

Monroe, LA Bakery Closing
Expensed in Fiscal 2005	360	200	159	719
Cash Paid in Fiscal 2005	(129)	—	(159)	(288)
Noncash Utilization in Fiscal 2005	—	(200)	—	(200)

Balance, November 13, 2004	231	—	—	231

Buffalo, NY Bakery Closing & Outlet Closings
Expensed in Fiscal 2005	1,376	2,937	335	4,648
Cash Paid in Fiscal 2005	(937)	—	(159)	(1,096)
Noncash Utilization in Fiscal 2005	—	(2,937)	—	(2,937)

Balance, November 13, 2004	439	—	176	615

Pacific Northwest
Expensed in Fiscal 2005	681	30	557	1,268
Cash Paid in Fiscal 2005	(558)	—	185	(373)
Noncash Utilization in Fiscal 2005	—	(30)	(38)	(68)

Balance, November 13, 2004	123	—	704	827

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)
Software Write-Off
Expensed in Fiscal 2005	—	4,424	—	4,424
Cash Paid in Fiscal 2005	—	—	—	—
Noncash Utilization in Fiscal 2005	—	(4,424)	—	(4,424)

Balance, November 13, 2004	—	—	—	—

Consolidated

Balance, May 29, 2004	1,360	—	4,403	5,763

Expensed in Fiscal 2005	2,288	7,902	3,135	13,325
Cash Paid in Fiscal 2005	(2,504)	—	(5,264)	(7,768)
Noncash Utilization in Fiscal 2005	—	(7,902)	(581)	(8,483)

Balance, November 13, 2004	$1,144	$—	$1,693	$2,837

Fiscal 2004 Activity
In the second quarter of fiscal 2004, we initiated a plan to close our Grand Rapids, Michigan bakery, which required consolidating production from this facility with that of other bakeries in the Midwest. This restructuring plan resulted in charges of $1.1 million, which consisted of severance costs of $0.8 million associated with the involuntary employee separations of approximately 135 employees and an asset impairment charge of $0.3 million primarily related to the write-down to fair value of equipment in the bakery to be closed.
During the first and second quarter of fiscal 2004, we incurred restructuring charges for the two restructuring plans initiated in fiscal 2003 related to certain closures and restructurings of bakeries and outlets.
Under the plan initiated in the fiscal 2003 third quarter, we incurred costs of $0.4 million in the first quarter of fiscal 2004 and $0.9 million in the second quarter of 2004. These costs related principally to utilities and cleanup for bakeries that have been closed and are being readied for potential sale. In addition, an adjustment to the severance liability was made in the second quarter of fiscal 2004 of $0.5 million related to additional severance costs and an additional 51 people to be severed. Offsetting these expenses is a reduction in the first quarter of the restructuring liability of $0.1 million due to lower than anticipated costs for a lease cancellation and building repairs. Under the plan initiated in the fiscal 2003 second quarter, we incurred costs of $0.2 million in the first quarter of fiscal 2004 and $0.1 million in the second quarter of fiscal 2004 related to security, utilities and cleanup for a bakery that was being readied for potential sale.
Summarized below are the cumulative restructuring charges recognized through the second quarter of fiscal 2005, as well as expected remaining charges through plan completion. We have undertaken additional restructuring activities during fiscal 2005 and 2006 and these activities are described in more detail in Note 20. Subsequent Events.

Cumulative restructuring charges by plan (dollars in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Second Quarter 2003 Plan	$1,464	$(1,396)	$1,747	$1,815

Third Quarter 2003 Plan	2,840	2,829	4,929	10,598

Second Quarter 2004 Plan	658	641	1,560	2,859

Third Quarter 2004 Plan	—	1,200	—	1,200

Fourth Quarter 2004 Plan	2,184	407	5,179	7,770

Monroe, LA Bakery Closing	360	200	159	719

Buffalo, NY Bakery Closing & Outlet Closings	1,376	2,937	335	4,648

Pacific Northwest	681	30	557	1,268

Software Write-Off	—	4,424	—	4,424
Expected remaining restructuring charges by plan (dollars in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)(1)	Other	Total
Third Quarter 2003 Plan	$—	$192	$214	$406

Second Quarter 2004 Plan	(24)	208	234	418

Fourth Quarter 2004 Plan	(281)	295	41	55

Monroe, LA Bakery Closing	(144)	178	198	232

Buffalo, NY Bakery Closing & Outlet Closings	(2)	68	1,053	1,119

(1)	Excludes gains realized on subsequent sales of real property.
14. Reorganization Charges
Fiscal 2005 reorganization charges were as follows:

	Twelve Weeks Ended
	November 13, 2004
	Reorganization	Cash
	Charges	Payments
	(dollars in thousands)
Professional fees	$10,376	$2,834
Lease rejection credits	(926)	—
Write-off of debt fees	2,992	—

Reorganization charges, net	$12,442	$2,834

15. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Twenty-four Weeks Ended
	November 13,	November 15,
	2004	2003
Statutory federal tax rate	35.0%	35.0%
State income tax, net	2.7	3.1
Non-deductible goodwill impairment	(22.0)	—
Valuation allowance increase	(11.4)	—
Adjustments to prior year tax reserves	2.7	—
Other	(0.4)	0.5

	6.6%	38.6%

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
16. Commitments and Contingencies
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
In our December 2005 submission requested by the PBGC in connection with its review of the 1979 determination referred to above, we asserted our belief based on available information that treatment of the ABA Plan as a multiple employer plan will result in an allocation of pension plan assets to our pension plan participants in an amount equal to approximately $40 million. While we have not been furnished or computed the current actual net reduction in our ABA Plan pension benefit obligation, we believe that treatment of the ABA Plan as a multiple employer plan will result in a significant reduction in our net pension benefit obligation with respect to our employee participants from that which is reflected in Note 11. Employee Benefit Plans. The ultimate outcome of this uncertainty cannot presently be determined.
In addition, we have received requests for additional corrective contributions assessed after May 28, 2005, under the single employer plan assumption, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less than amounts assessed by the ABA Plan on the assumption that the plan was an aggregate of single employer plans. See Note 11. Employee Benefit Plans — American Bakers Association Retirement Plan to these consolidated financial statements for a discussion of these assessments from the ABA Plan.
Except as noted above, the Company cannot currently estimate a range of loss for the items disclosed herein; however, the ultimate resolutions could have a material impact on our consolidated financial statements.
We are subject to various other routine legal proceedings, environmental actions and matters in the ordinary course of business, some of which may be covered in whole or in part by insurance. Except for the matter disclosed herein, we are not aware of any other items as of the filing which could have a material adverse impact on our consolidated financial statements.
17. Earnings (Loss) per Share
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
The following is the reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 13,	November 15,	November 13,	November 15,
	2004	2003	2004	2003
	(in thousands)
Weighted average common shares outstanding:
Basic	44,966	44,866	44,942	44,860
Effect of dilutive stock compensation	—	—	—	—

Diluted	44,966	44,866	44,942	44,860

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock, deferred shares awarded, and our 6% Senior Subordinated Convertible notes of approximately 15.6 million and 6.3 million for the second quarter of fiscal 2005 and 2004, respectively, and approximately 11.3 million and 8.0 million for year-to-date fiscal 2005 and 2004, respectively, because their effect would have been antidilutive. Due to our reported net losses for all periods, diluted loss per share amounts are not adjusted for the effect of dilutive stock compensation.
Dividends per common share were $0.07 and $0.14 for second quarter and year-to-date fiscal 2004. In March 2004, we announced that our board of directors had suspended the dividend on our common stock effective for the fourth quarter of fiscal 2004. Under an August 12, 2004 amendment to our senior secured credit facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
18. Comprehensive Income (Loss)
Reconciliations of net income (loss) to comprehensive income (loss) are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 13,	November 15,	November 13,	November 15,
	2004	2003	2004	2003
	(dollars in thousands)
Net loss	$(34,011)	$(24,795)	$(277,477)	$(14,281)

Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of income taxes of $0, $1,223, $0, and $2,091, respectively	491	2,039	(1,428)	3,486
Losses on interest rate swaps reclassified to interest expense, net of income taxes of $0, $782, $0, and $1,795, respectively	—	1,303	816	2,991
Commodity derivative gains reclassified to cost of products sold, net of income taxes of $0, $630, $0, and $430, respectively	1,018	(1,049)	1,011	(716)
Minimum pension liability adjustment, net of income taxes of $0	221	—	221	—

	1,730	2,293	620	5,761

Comprehensive loss	$(32,281)	$(22,502)	$(276,857)	$(8,520)

19. Segment Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires us to report information about our operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance.
In May 2004, we began a company wide operational reorganization and the implementation of a new accounting software system. These two events had a significant impact on our internal organization and our method of generating financial information. As a result, we have aggregated our identified operating segments into two distinct reportable segments by production process, type of customer, and distribution method as follows:
Wholesale Operations — Our Wholesale Operations accounted for approximately 87.8% and 87.5% of our net sales for the twelve and twenty-four weeks ended November 13, 2004, respectively, and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.

Retail Operations — Our Retail Operations generated approximately 12.2% and 12.5% of our net sales for the twelve and twenty-four weeks ended November 13, 2004, respectively, and consists of five regions that sell our baked goods and other food items.
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
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations. Intersegment transfers of products at cost aggregated approximately$34.4 million and $74.4 million for the twelve and twenty-four weeks ended November 13, 2004, respectively.
With the way we tracked and allocated expenses, along with our accounting software systems in use prior to June 2004, we did not have the ability to produce segment level income statement information other than net sales and to generate this information manually would be impracticable. Therefore, our segment information provided in the table below is for the current period only. For the twelve and twenty-four weeks ended November 15, 2003, reportable segment net sales consisted of $713.1 million and $1,438.8 million for Wholesale Operations and $100.7 million and $206.0 million for Retail Operations totaling $813.8 million and $1,644.8 million, respectively.

	Twelve Weeks	Twenty-Four Weeks
	Ended	Ended
Consolidated	November 13, 2004	November 13, 2004
	(dollars in thousands)
Net Sales
Wholesale Operations	$701,373	$1,409,243
Retail Operations	97,338	201,445

Total net sales	$798,711	$1,610,688

Operating Income (Loss)
Wholesale Operations	$23,319	$25,734
Retail Operations	(1,038)	(2,139)

	22,281	23,595
Corporate	(40,259)	(289,981)

Total operating loss	(17,978)	(266,386)

Interest expense	9,316	18,310
Reorganization charges	12,442	12,442
Other (income) expense	(20)	129

	21,738	30,881

Loss before income taxes	(39,716)	(297,267)
Provision (benefit) for income taxes	(5,705)	(19,790)

Net loss	$(34,011)	$(277,477)

20. Subsequent Events
We entered into a Restructuring Agreement dated April 28, 2005, with the third party provider engaged to perform certain (1) information technology functions, (2) finance and data maintenance administrative functions, and (3) data center services functions. The Restructuring Agreement provided for the assumption of the existing service agreements pursuant to bankruptcy rules, settlement of the third party provider’s bankruptcy claim against us, and release of all other claims between the parties.

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
RESTATEMENT OF FINANCIAL STATEMENTS
The accompanying discussion of Results of Operations gives effect to the restatement of our consolidated financial statements for the twelve and twenty-four weeks ended November 15, 2003 as described in Note 2. Restatement to the consolidated financial statements.
RESULTS OF OPERATIONS
The following table sets forth, the twelve weeks and twenty-four weeks ended November 13, 2004 and November 15, 2003, the relative percentages that certain income and expense items bear to net sales:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 13,	November 15,	November 13,	November 15,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	51.7	51.3	51.3	50.2
Selling, delivery and administrative expenses	47.2	49.5	48.4	47.3
Restructuring charges	0.8	0.3	0.8	0.2
Depreciation and amortization and loss on sale or abandonment of assets	2.6	2.7	2.6	2.6
Goodwill and other intangible assets impairment	—	—	13.4	—

Operating loss	(2.3)	(3.8)	(16.5)	(0.3)
Reorganization charges	1.6	—	0.8	—
Interest expense — net	1.1	1.1	1.1	1.1

Loss before income taxes	(5.0)	(4.9)	(18.4)	(1.4)
Income taxes	(0.7)	(1.8)	(1.2)	(0.5)

Net loss	(4.3)%	(3.1)%	(17.2)%	(0.9)%

Net sales. Net sales for the second quarter of fiscal year 2005, the twelve weeks ended November 13, 2004, were approximately $798.7 million, a decrease of $15.1 million, or 1.9%, from net sales of approximately $813.8 million in fiscal year 2004. Year-to-date net sales for fiscal 2005 decreased approximately $34.1 million, or 2.1%, to approximately $1,610.7 million, from net sales of approximately $1,644.8 million, in fiscal 2004. The net sales for the second quarter and year-to-date periods for fiscal 2005 both reflected unit volume declines of approximately 4.7% as compared to fiscal 2004. These declines are partially offset by an overall unit value increases related to selling price increases and mix changes, of approximately 3.1% for the second quarter and 2.5% for the year-to-date periods of fiscal 2005 as compared to the prior year.
Gross profit. Gross profit was 48.3% of net sales for the second quarter of fiscal year 2005, down from 48.7% of net sales in fiscal 2004. Year-to-date gross profit was 48.7% of net sales, compared to 49.8% in the prior year. Ingredient and packaging costs per pound for the second quarter of fiscal 2005 were up 7.0% and 1.1% respectively compared to the prior year. Labor and labor-related costs were down approximately 8.6% per pound compared to the second quarter fiscal 2004, which is primarily due to a charge to workers’ compensation expense of $20.0 million for the second quarter of fiscal 2004. Labor and fringe excluding worker’s compensation increased slightly in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. Overall, costs of goods sold for the second quarter were down $5.2 million or 1.2% as compared to the second quarter of fiscal 2004. A more rapid decline in sales of 1.9% accounts for the 2.5% decline in gross profit for the second quarter of fiscal 2005 as compared to fiscal 2004. On a year-to-date basis, overall direct costs per pound increased approximately 0.6% while the related costs decreased by $5.3 million. A more rapid decline in production pounds as compared to the decline in direct production costs accounts for the nominal increase in the production cost per pound as compared to the prior year. The charge to worker’s compensation expense of $20.0 million in the second quarter of fiscal 2004 resulted in an expense decrease in the year-to-date second quarter of fiscal 2005 when compared to fiscal 2004 which largely offset all other indirect cost increases in fiscal 2005. Accordingly, year-to-date cost of goods sold was essentially flat between fiscal 2005 and 2004 with the decline in gross profit of 4.2% primarily caused by the decrease in sales between years.
Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were approximately $377.0 million, representing 47.2% of net sales, for the second quarter of fiscal 2005 down from fiscal 2004’s selling, delivery and administrative expenses of approximately $402.9 million, or 49.5% of net sales. Year-to-date selling, delivery and administrative expenses for fiscal 2005 amounted to approximately $779.9 million, or 48.4% of net sales, increasing on a percent of net sales basis from approximately $778.8 million, or 47.3% of net sales, in the prior year. In the second quarter of fiscal 2005, lower labor-related costs, notably from restructuring and a charge to the second quarter of fiscal 2004 for a workers’ compensation charge of $30.0 million, were responsible for 3.8% of the decrease as a percent of net sales compared to the prior year. These cost decreases were partially offset by increases in energy and advertising of 0.8% as compared to the prior year, along with an allocated curtailment loss related to the suspension of our Supplemental Employee Retirement Plan (SERP) of $6.2 million. On a year-to-date basis, the reduction in labor related costs accounted for a decrease of 2.3% as a percent of sales compared to the prior year. This decrease was offset by an increase in energy, advertising and allocated costs related principally from bankruptcy related matters of 1.6% as compared to the prior year, along with an allocated curtailment loss related to the suspension of our SERP of $6.2 million.
Restructuring charges. During the second quarter of fiscal 2005, we incurred restructuring charges of approximately $6.0 million related to restructuring plans to close and restructure certain bakeries and retail stores as compared to approximately $2.1 million in fiscal 2004. On a year to date basis, we incurred restructuring charges of approximately $13.3 million as compared to approximately $2.7 million in the prior year. See Note 13. Restructuring Charges to the consolidated financial statements regarding detail components of restructuring charges.

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
Operating loss. Based upon the above factors, the operating loss for the second quarter of fiscal 2005 was approximately $(18.0) million, an improvement in operations of $13.2 million from the prior year’s operating loss of approximately $(31.2) million. Our year-to-date operating loss was approximately $(266.4) million in fiscal 2005 down $260.9 million from the prior year’s operating loss of approximately $(5.5) million.
Reorganization charges. For the twelve and twenty four weeks ended November 13, 2004, reorganization charges were approximately $12.4 million and relate to expense or income items that we incurred or realized because we are in reorganization under our bankruptcy proceedings. The cost of these activities includes such items as (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of $10.3 million; (2) gains realized as we rejected certain of our lease agreements covering equipment and real estate of $(0.9) million and (3) the write-off of fees related to our pre-petition debt of $3.0 million.
Interest expense. Net interest expense increased by approximately $0.7 million during the quarter compared to the same period last year. This increase is primarily due to an increase in debt outstanding of approximately $28.0 million at the end of the quarter and increased debt issuance fees of $0.7 million offset by lower average borrowing rates.
Provision for income taxes. The effective income tax rates were 6.6% and 38.6% for the first two quarters of fiscal 2005 and fiscal 2004, respectively. Our effective income tax rate for 2005 was negatively impacted by valuation allowances recorded against our deferred tax assets, and by the impairment of our goodwill in the first quarter of 2005, the majority of which was permanently nondeductible in nature. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the first quarter of 2005, we recorded a valuation allowance of $5.6 million related to deferred tax assets originating in prior years due to a change in circumstances causing a change in judgment about the realizability of the assets. In addition, we have also recorded a valuation allowance against a portion of our deferred tax assets originating in 2005.
CASH RESOURCES AND LIQUIDITY
Refer to Sources of Liquidity and Capital in the Cash Resources and Liquidity section of our 2005 Annual Report on Form 10-K filed concurrently with this document for additional information.
CASH FLOWS
During the twenty-four weeks ended November 13, 2004, the Company generated $78.1 million of cash, which was the net impact of $74.5 million in cash generated from operating activities, $24.0 million in cash used in investing activities, and $27.6 million in cash provided by financing activities.
Cash from operating activities. Cash from operating activities for fiscal 2005 was $74.5 million, which represents an increase of $6.7 million or 9.9% from cash generated in fiscal 2004 of $67.8 million. While we posted a net loss of $277.5 million in the fiscal 2005, a number of items that contributed to the loss were non-cash items, including $215.3 million, $41.2 million, $20.4 million, $9.7 million and $12.4 million related to the write-off of goodwill and other intangibles, depreciation and amortization, provision for deferred income taxes, net reorganization charges, and the write-off of a prior service cost asset, respectively. In addition, changes in working capital components generated $41.1 million in cash during fiscal 2005 primarily due to (i) an increase in accounts payable and accrued expenses of $50.0 million, (ii) an increase in our long-term self insurance reserves of $12.2 million; (iii) a net increase in other current assets which used $26.6 million; and (iv) a net change in other items which provided $7.3 million. For fiscal 2004 changes in working capital components provided cash equal to $57.4 million. Cash flow from operating activities is one of our primary sources of liquidity.
Cash used in investing activities. Cash used in investing activities during fiscal 2005 was $24.0 million, $5.9 million or 19.7% less than the cash used during fiscal 2004 of $29.9 million. The decrease is primarily attributable to lower additions to property and equipment of $4.6 million compared to fiscal 2004.

Cash used in financing activities. Cash provided by financing activities for fiscal 2005 was $27.6 million compared to cash used in financing activities during fiscal 2004 which totaled $38.0 million. During the first fiscal quarter of 2005 we issued $100.0 million aggregate principal amount of our 6% senior subordinated convertible notes due August 15, 2014. The proceeds from the issuance of the convertible notes along with other sources of cash enabled us to reduce net long-term debt by $63.3 million and pay $8.9 million in debt issuance costs. During fiscal 2004 we used cash to reduce long-term debt in the amount of $32.2 million. We paid dividends on our common stock in the amount of $6.3 million during fiscal 2004.
OFF-BALANCE SHEET FINANCING
We do not participate in, nor secure financings for, any unconsolidated, special purpose entities.
CONTRACTUAL OBLIGATIONS
On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 in a private placement. The notes are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion rate of 98.9854 shares per $1,000 principal amount of notes (an initial conversion price of $10.1025 per share) subject to adjustment.
We entered into a Restructuring Agreement dated April 28, 2005, with a third party provider engaged to perform certain (1) information technology functions, (2) finance and data maintenance administrative functions, and (3) data center services functions. The Restructuring Agreement provided for the assumption of the existing service agreements pursuant to bankruptcy rules, settlement of the third party provider’s bankruptcy claim against us, and release of all other claims between the parties.
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
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We have two segments: Wholesale Operations, which consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods; and Retail Operations, which consists of five regions that sell our baked goods and other food items. See Note 19. Segment Information to these consolidated financial statements for further information.
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
•	our ability to continue as a going concern;

•	our ability to obtain court approval with respect to motions filed by us from time to time in the Chapter 11 proceeding;

•	our ability to operate pursuant to the covenants, terms and certification of the DIP facility;

•	our ability to negotiate an extension (if necessary) or refinance our DIP facility, which, pursuant to an extension, expires on June 2, 2007;

•	our ability to develop, propose, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceeding;

•	risks associated with failing to obtain court approval for one or more extensions to the exclusivity period for us to propose and confirm one or more plans of reorganization or with third parties seeking and obtaining court approval to terminate or shorten any such exclusivity period, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	risks associated with our restructuring process, including the risks associated with achieving the desired savings in connection with our profit center restructuring and bakery and route consolidations to achieve the desired results;

•	potential adverse publicity;

•	our ability to obtain and maintain adequate terms with vendors and service providers;

•	the potential adverse impact of the Chapter 11 proceeding on our liquidity or results of operations;

•	risks associated with product price increases, including the risk that such actions will not effectively offset inflationary cost pressures and may adversely impact sales of our products;

•	the effectiveness of our efforts to hedge our exposure to price increases with respect to various ingredients and energy;

•	our ability to finalize, fund and execute a going-forward business plan;

•	our ability to recognize, attract, motivate and/or retain key executives and employees;

•	changes in our relationship with employees and the unions that represent them;

•	increased costs and uncertainties related to periodic renegotiation of union contracts;

•	the results of a Securities and Exchange Commission, or SEC, investigation concerning our financial statements following our announcement that the audit committee of our board of directors had retained independent counsel to investigate our manner of setting its workers’ compensation and other reserves;

•	the delayed filing with the SEC of our Annual Reports on Form 10-K and of our Quarterly Reports on Form 10-Q;

•	successful resolution of material weaknesses in our internal controls;

•	resolution of any deficiencies and implementation of software updates with respect to our financial reporting systems;

•	changes to dietary guidelines;

•	the continuing effects of a low carbohydrate diet trend;

•	the performance of our recent new product introductions, including the success of such new products in achieving and retaining market share;

•	commodity and energy costs;

•	risks associated with price increases; and

•	the outcome of legal proceedings to which we are or may become a party.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We use derivative instruments, principally commodity derivatives to manage certain commodity prices. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.
Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. As of November 13, 2004, we held no commodity derivatives in our portfolio.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of November 13, 2004. Based on that evaluation and due to the identification of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 13, 2004.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended November 13, 2004 other than our ongoing efforts to remediate our ineffective internal controls. In connection with the restatements of the Company’s consolidated financial statements, as more fully described in Note 2. Restatement of the consolidated financial statements included in this Form 10-Q, management believes that many, if not all, of the material weaknesses described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on 10-K for the fiscal year ended May 28, 2005 likely existed as of November 13, and has, as a result, effected changes to the Company’s internal control over financial reporting that have materially affected the Company’s internal control over financial reporting. These remediation actions are described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005. Efforts to test and remediate our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2007 and beyond.

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

INTERSTATE BAKERIES CORPORATION

Dated: October 6, 2006	By:	/s/Antonio C. Alvarez II

Antonio C. Alvarez II
Chief Executive Officer
(Principal Executive Officer)

Dated: October 6, 2006	By:	/s/ Ronald B. Hutchison

Ronald B. Hutchison
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)