Form 10-Q
period 2005-03-05
INTERSTATE BAKERIES CORP/DE/
filed 2006-10-06
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 5, 2005
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

EXPLANATORY NOTE
Beginning with the Annual Report on Form 10-K for the year ended May 29, 2004 and through our Annual Report on Form 10-K for the year ended June 3, 2006, we have delayed timely filing of Securities and Exchange Commission, or SEC, reports. This report, together with several other periodic reports through our Annual Report on Form 10-K for 2005 are being filed with the SEC concurrently herewith, and are our first periodic reports covering periods subsequent to March 6, 2004. The primary reasons for our delayed reporting are related to our filing of Chapter 11 and issues related to the restatement of prior period financial statements. In addition to this Quarterly Report on Form 10-Q for the sixteen and forty weeks ended March 5, 2005, on the same date, we also filed our Annual Report on form 10-K for the year ended May 29, 2004, our Quarterly Reports on Form 10-Q for the quarters ended August 21, 2004, and November 13, 2004, and our Annual Report on Form 10-K for the year ended May 28, 2005. To the extent these reports relate to periods for which our consolidated financial statements have previously been published, these reports contain a restatement of such previously issued consolidated financial statements. This report on Form 10-Q and the Annual Report on Form 10-K for the year ended May 29, 2004 contains a detailed description of these restatements. All of the reports filed concurrently herewith should be read together and in connection with this Quarterly Report on Form 10-Q for a comprehensive description of our current financial condition and operating results. See Note 2. Restatement in the notes to the consolidated financial statements contained herein for further discussion of the various items requiring restatement in this Quarterly Report on Form 10-Q.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
FORM 10-Q
QUARTER ENDED MARCH 5, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share data)

	March 5,	May 29,
	2005	2004
ASSETS

Current assets
Cash	$122,911	$39,728
Accounts receivable, less allowance for doubtful accounts of $4,054 and $3,700, respectively	169,440	182,060
Inventories	69,746	71,901
Assets held for sale	9,995	452
Other current assets	108,032	108,577

Total current assets	480,124	402,718

Property and equipment, net	742,540	812,925
Goodwill	—	215,346
Other intangible assets	189,239	190,416
Other assets	40,058	52,392

Total assets	$1,451,961	$1,673,797

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities not subject to compromise
Current liabilities
Long-term debt payable within one year	$482,352	$542,701
Accounts payable	103,445	158,754
Accrued expenses	252,917	275,354

Total current liabilities	838,714	976,809

Long-term debt	—	10,362
Other liabilities	287,096	311,183
Deferred income taxes	102,249	113,735

Total liabilities not subject to compromise	1,228,059	1,412,089

Liabilities subject to compromise	281,439	—

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,309,000 and 45,381,000 shares outstanding, respectively	816	816
Additional paid-in capital	585,682	586,616
Retained earnings	42,082	364,886
Treasury stock, 36,270,000 and 36,198,000 shares at cost, respectively	(679,197)	(679,016)
Unearned restricted stock compensation	(3,832)	(6,982)
Accumulated other comprehensive loss	(3,088)	(4,612)

Total stockholders’ equity (deficit)	(57,537)	261,708

Total liabilities and stockholders’ equity (deficit)	$1,451,961	$1,673,797

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Sixteen Weeks Ended		Forty Weeks Ended
		(Restated, See		(Restated,
		Note 2)		See Note 2)
	March 5,	March 6,	March 5,	March 6,
	2005	2004	2005	2004
Net sales	$1,003,075	$1,019,711	$2,613,763	$2,664,524

Cost of products sold (exclusive of items shown below)	506,101	505,571	1,332,062	1,330,921
Selling, delivery and administrative expenses	481,346	483,905	1,261,276	1,262,716
Restructuring charges	6,902	1,463	20,227	4,155
Depreciation and amortization	27,507	27,548	68,688	70,262
Loss on sale or abandonment of assets	8,583	4,965	9,914	5,738
Goodwill impairment	—	—	215,346	—
Other intangible assets impairment	132	—	132	—

	1,030,571	1,023,452	2,907,645	2,673,792

Operating loss	(27,496)	(3,741)	(293,882)	(9,268)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $1,867, $0, $2,717, and $0, respectively)	12,872	11,172	31,182	28,927
Reorganization charges, net	12,623	—	25,065	—
Other (income) expense	(32)	(10)	97	(26)

	25,463	11,162	56,344	28,901

Loss before income taxes	(52,959)	(14,903)	(350,226)	(38,169)
Provision (benefit) for income taxes	(7,632)	(7,417)	(27,422)	(16,402)

Net loss	$(45,327)	$(7,486)	$(322,804)	$(21,767)

Loss per share

Basic	$(1.01)	$(0.17)	$(7.18)	$(0.49)

Diluted	$(1.01)	$(0.17)	$(7.18)	$(0.49)

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Forty Weeks Ended
		(Restated, See
		Note 2)
	March 5,	March 6,
	2005	2004
Operating activities
Net income (loss)	$(322,804)	$(21,767)
Depreciation and amortization	68,688	70,262
Provision for deferred income taxes	13,775	(20,086)
Reorganization charges, net	25,065	—
Cash reorganization items	(15,756)	—
Non-cash interest expense — deferred debt fees	4,047	1,703
Non-cash interest on swap agreements	(655)	(2,154)
Non-cash restricted stock and deferred share compensation expense	1,371	1,305
Loss on sale, write-down or abandonment of assets	15,062	6,582
Write-off of goodwill and other intangibles	215,478	—
Write-down of software assets	4,424	—
Write-off prior service cost asset	12,384	—
Change in operating assets and liabilities:
Accounts receivable	12,620	2,700
Inventories	2,155	8,250
Other current assets	(24,716)	3,157
Accounts payable and accrued expenses	56,170	1,661
Long-term portion of self insurance reserves	12,398	36,590
Other	4,482	5,666

Net cash from operating activities	84,188	93,869

Investing activities
Purchases of property and equipment	(24,882)	(39,867)
Proceeds from sale of assets	2,993	4,160
Acquisition of other intangible assets	—	(12)
Acquisition and development of software assets	(5,838)	(10,639)
Other	81	(22)

Net cash used in investing activities	(27,646)	(46,380)

Financing activities
Reduction of long-term debt	(75,357)	(45,664)
Increase in revolving credit facility	11,651	—
Issuance of convertible bonds	100,000	—
Common stock dividends paid	—	(9,479)
Stock option exercise proceeds	—	776
Acquisition of treasury stock	(45)	(22)
Cash reorganization items	(326)	—
Debt fees	(9,282)	(30)

Net cash from (used in) financing activities	26,641	(54,419)

Net increase (decrease) in cash	83,183	(6,930)

Cash at the beginning of period	39,728	44,961

Cash at the end of period	$122,911	$38,031

Cash payments (received)
Interest	$30,434	$29,188
Income taxes	(21,260)	967

Non-cash investing and financing activities
Issuance of restricted stock	221	7,839
Equipment purchases financed with capital lease obligations	409	—
Long-term debt reduction from lease rejections	1,365	—
Asset disposals from lease rejections	1,039	—
See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(dollars in thousands, except per share data)

	Common						Unearned	Accumulated	Total
	Stock Issued		Additional		Treasury Stock		Restricted	Other	Stockholders’
	Number	Par	Paid-in	Retained	Number of		Stock	Comprehensive	Equity
	of Shares	Value	Capital	Earnings	Shares	Cost	Compensation	Loss	(Deficit)
Balance May 29, 2004	81,579	$816	$586,616	$364,886	(36,198)	$(679,016)	$(6,982)	$(4,612)	$261,708
Comprehensive loss	—	—	—	(322,804)	—	—	—	1,524	(321,280)
Restricted share award	—	—	(155)	—	20	375	(221)	—	(1)
Restricted share compensation expense	—	—	—	—	—	—	2,667	—	2,667
Restricted share forfeitures and other	—	—	(779)	—	(87)	(511)	704	—	(586)
Treasury stock acquired	—	—	—	—	(5)	(45)	—	—	(45)

Balance March 5, 2005	81,579	$816	$585,682	$42,082	(36,270)	$(679,197)	$(3,832)	$(3,088)	$(57,537)

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
On September 23, 2004, we entered into a Revolving Credit Agreement (the “DIP Facility”) with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The DIP Facility received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. The DIP Facility provides for a $200.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. We entered into the first amendment to the DIP Facility on November 1, 2004, the second amendment to the DIP Facility on January 20, 2005, the third amendment to the DIP Facility on May 26, 2005, the fourth amendment to the DIP Facility on November 30, 2005, the fifth amendment to the DIP Facility on December 27, 2005, the sixth amendment to the DIP Facility on March 29, 2006, the seventh amendment to the DIP Facility on June 28, 2006 and the eighth amendment to the DIP Facility on August 25, 2006 to reflect certain modifications. See Note 9. Debt for further discussion regarding the DIP Facility.
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
See Note 15. Restructuring Charges to these consolidated financial statements for related disclosures.
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
Supplemental Executive Retirement Plans
As it relates to our Supplemental Executive Retirement Plan, we previously allocated the expense for expected benefits over the period from plan participation through the date of cliff vestings. This restatement reflects the impact of allocating the expected benefits earned over the benefit accrual period of up to 20 years.
Cash
We determined that our positive cash balances at certain banks should not have been netted with our negative cash balances at other banks and have reclassified the negative cash balances to accounts payable. Accordingly, we have increased our cash and accounts payable balances by approximately $38.0 million and $45.0 million at March 6, 2004 and May 31, 2003, respectively.
Income Taxes
Certain income tax contingency reserves were reclassified from deferred income taxes to other liabilities.
As a result of the matters discussed above, we are restating our unaudited consolidated financial statements for the sixteen and forty weeks ended March 6, 2004 contained in this Quarterly Report on Form 10-Q. The following summarizes the effects of the restatement made to the accompanying consolidated financial statements to reflect the various matters discussed above:

Consolidated Statement of Operations

	Sixteen Weeks Ended
	March 6, 2004
	As Previously	Effect of
Consolidated Statement of Operations	Reported	Restatement	As Restated
	(dollars in thousands, except per share data)
Cost of products sold	$505,032	$539	$505,571
Selling, delivery and administrative expenses	483,558	347	483,905
Depreciation and amortization	32,230	(4,682)	27,548
Loss on sale or abandonment of assets	—	4,965	4,965

Operating loss	(2,572)	(1,169)	(3,741)
Interest expense	10,935	237	11,172

Loss before income taxes	(13,497)	(1,406)	(14,903)
Provision for income taxes	(6,890)	(527)	(7,417)

Net loss	$(6,607)	$(879)	$(7,486)

Loss per share:
Basic	$(0.15)	$(0.02)	$(0.17)
Diluted	$(0.15)	$(0.02)	$(0.17)

	Forty Weeks Ended
	March 6, 2004
	As Previously	Effect of
Consolidated Statement of Operations	Reported	Restatement	As Restated
	(dollars in thousands, except per share data)
Cost of products sold	$1,309,574	$21,347	$1,330,921
Selling, delivery and administrative expenses	1,232,078	30,638	1,262,716
Depreciation and amortization	75,151	(4,889)	70,262
Loss on sale or abandonment of assets	—	5,738	5,738

Operating income (loss)	43,566	(52,834)	(9,268)
Interest expense	28,198	729	28,927

Income (loss) before income taxes	15,394	(53,563)	(38,169)
Provision for income taxes	3,684	(20,086)	(16,402)

Net income (loss)	$11,710	$(33,477)	$(21,767)

Earnings (loss) per share:
Basic	$0.26	$(0.75)	$(0.49)
Diluted	$0.26	$(0.75)	$(0.49)

Consolidated Statement of Cash Flows

	Forty Weeks Ended
	March 6, 2004
	As Previously	Effect of
Consolidated Statement of Cash Flows	Reported	Restatement	As Restated
	(dollars in thousands)
Operating activities
Net income	$11,710	$(33,477)	$(21,767)
Depreciation and amortization	75,151	(4,889)	70,262
Provision for deferred income taxes	—	(20,086)	(20,086)
Loss on sale, write-down or abandonment of assets	844	5,738	6,582
Change in operating assets and liabilities
Inventories	8,152	98	8,250
Other current assets	3,255	(98)	3,157
Accounts payable and accrued expenses	(1,129)	2,790	1,661
Long-term portion of self insurance reserves	(1,410)	38,000	36,590
Other	16	5,650	5,666

Net cash from operating activities	100,143	(6,274)	93,869

Financing activities
Reduction of long-term debt	(45,008)	(656)	(45,664)

Net cash used in financing activities	(53,763)	(656)	(54,419)
Net decrease in cash	—	(6,930)	(6,930)
Cash at the beginning of period	—	44,961	44,961

Cash at the end of period	$—	$38,031	$38,031

3. Description of Business and Significant Accounting Policies
Description of Business
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. The accompanying unaudited consolidated financial statements, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen and forty weeks ended March 5, 2005 are not indicative of the results for the full year ending May 28, 2005.
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
Cash and cash equivalents — We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of bank balances totaling approximately $29.0 million and $45.3 million at March 5, 2005 and May 29, 2004, respectively.
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
Had we adopted the provisions of SFAS 123, estimated pro forma net income and earnings per share would have been as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 5,	March 6,	March 5,	March 6,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Net loss, as reported	$(45,327)	$(7,486)	$(322,804)	$(21,767)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	316	413	1,371	807
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(722)	(1,884)	(2,575)	(5,431)

Pro forma net loss	$(45,733)	$(8,957)	$(324,008)	$(26,391)

Basic loss per share:
As reported	$(1.01)	$(0.17)	$(7.18)	$(0.49)
Pro forma	(1.02)	(0.20)	(7.20)	(0.59)
Diluted loss per share:
As reported	(1.01)	(0.17)	(7.18)	(0.49)
Pro forma	(1.02)	(0.20)	(7.20)	(0.59)

On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted, and the eligible options were granted, under our 1996 Stock Incentive Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation is being charged to expense over the vesting period, with approximately $1.0 million and $2.8 million charged for the sixteen week and forty week periods ended March 5, 2005. In addition, reversals of unearned compensation costs resulting from forfeited awards were approximately $0.8 million in the third quarter of 2005.
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
Contingencies — Various lawsuits, claims and proceedings are pending against us. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. See Note 18. Commitments and Contingencies to these consolidated financial statements for related disclosures.
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
In December 2003, the FASB issued SFAS No. 132R (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106 (SFAS 132R), which replaced SFAS 132. SFAS 132R retains the disclosures requirements of SFAS 132, but provides various additional disclosure requirements for defined benefit pension plans and other defined benefit postretirement plans including types of plan assets, investment policies, obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This guidance does not change the requirements for measurement or recognition of pension and other defined postretirement benefit plans. All new provisions of SFAS 132R, which were effective for interim and fiscal years ending after December 15, 2003 and estimated future benefit payments disclosures effective for fiscal years ending after June 15, 2004, have been reflected in disclosures in Note 12. Employee Benefit Plans and Note 13. Supplemental Executive Retirement Plan to our consolidated financial statements.
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
In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment (SFAS 123R), which amends SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123R, which will be effective for public companies as of the first interim or annual reporting period of the registrant’s first fiscal year that begins after June 15, 2005. Under the new rule, SFAS 123R will become effective for us in the first quarter of fiscal 2007. Based on our current outstanding stock options. The impact to our consolidated results of operations, cash flows, and financial position as a result of implementing SFAS 123R is not expected to be significant but could have a significant impact if we issue stock based compensation in future periods.
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
4. Inventories
The components of inventories are as follows:

	March 5,	May 29,
	2005	2004
	(dollars in thousands)
Ingredients and packaging	$49,153	$48,936
Finished goods	20,593	22,965

	$69,746	$71,901

5. Property and Equipment
Property
Property and equipment consists of the following:

	March 5,	May 29,
	2005	2004
	(dollars in thousands)
Land and buildings	$444,999	$462,668
Machinery and equipment	1,051,736	1,088,985

	1,496,735	1,551,653
Less accumulated depreciation	(754,195)	(738,728)

	$742,540	$812,925

6. Assets Held for Sale
As part of our continuing efforts to address our revenue declines and high cost structure, we have commenced a restructuring process for the consolidation and standardization of our distribution system, delivery routes and bakery outlets throughout the nation. This process also includes a review of productive capacity in our bakeries and where logical, we are closing bakeries and consolidating production. Total assets held for sale at May 29, 2004 amounted to $0.5 million all of which were sold during fiscal 2005 resulting in a net gain of $0.4 million. Also, through the third quarter of fiscal 2005, additional excess assets amounting to $10.0 million were identified and reclassified to assets held for sale. Of these additions, all such assets were sold resulting in net gains of $11.6 million.
As we prepared our assets for sale, an impairment loss was taken in those instances where the net carrying value exceeded our best estimate of the fair value of the assets to be sold less any costs to sell. An impairment charge for assets held for sale of $1.3 million was taken during the sixteen and forty weeks ended March 5, 2005.
7. Lease Obligations
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
At March 5, 2005, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, on its effective date requires us to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. The effective date of this pronouncement was for all leases entered into or modified after December 31, 2002. At March 5, 2005, the maximum potential liability for all lease residual values guaranteed prior and subsequent to the effective date was $6.8 million and $5.0 million, respectively. At March 5, 2005, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of approximately $0.2 million.
8. Goodwill and Other Intangible Assets
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
Additionally, as a result of our assessment of operations and our restructuring activities subsequent to our filing for bankruptcy, we also tested certain of our intangible assets for possible impairment. Such further testing revealed that certain of our other intangible assets were also impaired. A pre-tax impairment charge of approximately $0.1 million was taken on other finite lived assets.
Goodwill and other intangibles assets consist of the following:

	March 5,	May 29,
	2005	2004
	(dollars in thousands)
Goodwill
Gross carrying amount	$215,346	$215,346
Impairment charge	(215,346)	—

Net carrying amount	$—	$215,346

Intangible assets with indefinite lives
Gross carrying amount	$180,662	$180,662

Intangible assets with finite lives
Gross carrying amount	$19,484	$19,484
Less:
Accumulated amortization	(10,775)	(9,730)
Impairment charge	(132)	—

Net carrying amount	$8,577	$9,754

Intangible amortization expense for the third quarter of fiscal 2005 and 2004 was approximately $0.4 million and $0.5 million, respectively, while year-to-date for fiscal 2005 and 2004 was approximately $1.0 million and $1.1 million, respectively. Of these amounts, approximately $0.2 million for the third quarter and $0.6 million year-to-date in both fiscal 2005 and 2004 were recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of operations.

9. Debt
Long-term debt consists of the following:

	March 5,	May 29,
	2005	2004
	(dollars in thousands)
Secured:
Post-petition credit agreement	$—	$—
Senior secured credit facility – pre-petition	476,152	537,626
Unsecured:
6% senior subordinated convertible notes – pre-petition	100,000	—
Capital leases – pre-petition	11,927	15,437

	588,079	553,063
Less:
Current portion	(482,352)	(542,701)
Pre-filing date claims included in liabilities subject to compromise	(105,727)	—

Long-term debt	$—	$10,362

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
Senior Secured Credit Facility
During fiscal year 2002, we entered into a $900.0 million senior secured credit facility agreement with a syndicate of banks and institutional lenders. At March 5, 2005 under this credit facility, we had letters of credit outstanding of approximately $172.5 million and debt outstanding of approximately $476.2 million which carried a weighted average interest rate of 6.7%
6% Senior Subordinated Convertible Notes
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
Other Matters
At March 5, 2005, we have classified all of our debt as payable within one year due to our default under credit agreements or due to the effects of our bankruptcy process. Additionally, our debt commitments include significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, such commitments may not reflect actual cash outlays in the future period.
We have classified the 6% Senior Subordinated Convertible Notes, which are unsecured, and a capital lease for equipment as liabilities subject to compromise. Additionally in accordance with the guidance provided by SOP 90-7 we have suspended the accrual of interest on the 6% Senior Subordinated Convertible Notes.
10. Derivative Instruments
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
At March 5, 2005, we had accumulated gains of $0.8 million related to commodity derivatives and recorded to OCI,

with offsetting entries to other current assets. The net unrealized portion of this gain amounted to $56,000 at March 5, 2005. All derivative gains recorded in accumulated other comprehensive income are expected to be reclassified to earnings during the next 12 months. In addition, at March 5, 2005, we had accumulated gains on commodity hedges that did not meet the criteria for hedge accounting or for which we did not elect to apply hedge accounting of $35,000 that were recorded to cost of products sold and current assets. We recognized a gain in earnings resulting from hedge ineffectiveness of commodity hedges of $0.7 million during the third quarter for a total loss of $0.7 million fiscal year-to-date, in cost of products sold. At March 5, 2005, the fair value of our commodity derivatives was a loss of approximately $0.1 million based upon widely available market quotes.
We recognized a loss in earnings resulting from hedge ineffectiveness of commodity hedges, net of income taxes, of $49,000 during the second quarter for a total gain of $1.0 million fiscal year-to-date, in cost of products sold.
11. Liabilities Subject to Compromise
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
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain real property claims. We also have suspended the accrual of interest on the unsecured 6% Senior Subordinated Convertible Notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. Contractual interest on those obligations amounts to $3.4 million, which is $2.7 million in excess of recorded interest expense. See Note 9. Debt to these financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.
The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheet as of March 5, 2005.

March 5, 2005
(dollars in thousands)
Accounts payable	$128,877
Taxes payable	10,283
Retirement obligations (SERP and deferred compensation)	13,497
Legal reserve	12,931
Interest bearing debt	105,727
Other	10,124

$281,439

12. Employee Benefit Plans
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
The following tables details our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
The components of the pension expense for the ABA Plan are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 5,	March 6,	March 5,	March 6,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$631	$773	$1,577	$1,933
Interest cost	1,001	883	2,501	2,207
Expected return on negative plan assets	122	79	306	197
Recognition of
Prior service cost	130	418	326	1,044
Actuarial (gain) loss	2,372	(326)	5,930	(816)

Net pension expense	$4,256	$1,827	$10,640	$4,565

Defined Benefit Pension Plan
We also maintain a defined benefit pension plan to benefit certain union and nonunion employee groups, with participation generally resulting from business acquisitions. The components of the pension expense for the defined benefit pension plan are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 5,	March 6,	March 5,	March 6,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$207	$217	$517	$541
Interest cost	1,147	1,143	2,867	2,857
Expected return on plan assets	(1,338)	(1,032)	(3,344)	(2,580)
Recognition of
Prior service cost	53	54	133	136
Actuarial loss	62	443	154	1,109

Net pension expense	$131	$825	$327	$2,063

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
The components of the net postretirement benefit expense are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 5,	March 6,	March 5,	March 6,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$899	$1,535	$2,247	$3,837
Interest cost	1,510	2,563	3,774	6,407
Amortization
Unrecognized prior service cost (benefit)	(2,015)	(1,069)	(5,037)	(2,671)
Unrecognized net loss	498	1,350	1,246	3,374

Net postretirement benefit expense	$892	$4,379	$2,230	$10,947

In April 2005, the bankruptcy court approved a motion to discontinue nonunion postretirement health care coverage for all future retirees, although participation is open to grandfathered retirees and dependents through age 65. This plan change further reduced our accumulated postretirement benefit obligation by $9.2 million.
13. Supplemental Executive Retirement Plan
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

Subsequent to our bankruptcy filing, we suspended the SERP as of November 11, 2004. The related suspension of payments and accruals of service credit under our SERP resulted in a net curtailment loss of approximately $10.3 million, which included a curtailment loss related to the write-off of prior service costs of approximately $12.4 million and a curtailment gain of approximately $2.1 million resulting from the reduction in the salary increase assumption to zero. An additional $1.5 million of the curtailment gain was offset to the actuarial loss not yet recognized at the date of the plan suspension. Approximately $9.9 million representing the portion of the SERP liability at March 5, 2005 attributable to retired participants has been included in liabilities subject to compromise.
The components of the SERP expense are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 5,	March 6,	March 5,	March 6,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$—	$328	$462	$820
Interest cost	414	464	1,184	1,160
Recognition of
Prior service cost	—	840	1,259	2,100
Actuarial loss	—	32	58	80

Net periodic pension cost	414	1,664	2,963	4,160
Net curtailment loss related to plan suspension	—	—	10,341	—

Total SERP expense	$414	$1,664	$13,304	$4,160

14. Key Employee Retention Plan
On February 17, 2005, the Bankruptcy Court approved a Key Employee Retention Plan which was designed to provide incentives to retain key employees of IBC during our reorganization and restructuring period. The plan provides first for a Retention Bonus which would compensate senior participants to remain with IBC during and throughout the reorganization and restructuring process. Second, there is a Performance Bonus element which rewards key management employees for successfully meeting or exceeding a predetermined range of Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring, (EBITDAR) for fiscal 2005. Retention and Performance Bonus amounts are calculated upon varying percentages of annual compensation based upon management positions held within IBC and the degree to which the financial goal of EBITDAR is met or exceeded.
Expense is accrued ratably over the period of time that performance or service is expected. At March 5, 2005, we had accrued $1.1 million under the Retention and Performance Bonus plans.
15. Restructuring Charges
The components of restructuring charges are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 5,	March 6,	March 5,	March 6,
	2005	2004	2005	2004
	(dollars in thousands)
Severance costs	$2,758	$101	$5,046	$1,314
Long-lived asset charges	3,243	300	11,145	650
Other exit costs	901	1,062	4,036	2,191

Total	$6,902	$1,463	$20,227	$4,155

Fiscal 2005 Activity
During the third quarter, we announced the Florence, South Carolina bread and roll bakery would be closed and production from this bakery would be shifted to other bakeries. The closing was initiated in the third quarter and total charges of $4.4 million were recorded. Of that amount, severance of $1.6 million was recorded for approximately 160 employees who were involuntarily separated, along with $0.1 million in other exit costs and $2.7 million in asset impairment charges primarily due to the write-down of real property and bakery equipment to fair value.
During the third quarter, we also implemented a company-wide reduction in force (RIF) of approximately 175 employees that resulted in $1.6 million in severance charges.
During the first quarter, we announced the closing of the Monroe, Louisiana bread bakery and the Buffalo, New York bread, roll and doughnut bakery with the production from these bakeries shifting to other bakeries. We also closed thirty-five outlet stores in conjunction with the Buffalo bakery closing. The actual closings took place during the second quarter and resulted in total restructuring charges of approximately $1.0 million for Monroe, $4.7 million for Buffalo, and $0.3 million for the outlet closings. Of that amount, severance of $0.3 million was recorded for Monroe for about 50 employees who were involuntarily separated and severance of $1.3 million was recorded for Buffalo for approximately 155 employees severed. We recorded $0.4 million in asset impairment charges for Monroe ($0.2 million for the quarter) and $2.9 million in asset impairment charges for Buffalo. We also incurred $0.3 million ($0.1 for the quarter) in other exit costs for the Monroe closing, $0.6 million in other exit costs for the Buffalo closing ($0.5 for the quarter), and $0.2 million in other exit costs for the outlet closings. The asset impairment charges were primarily due to the write-down of real property and bakery equipment to fair value. Other exit expenses included lease cancellation costs, utilities and taxes plus clean-up costs associated with readying the properties for sale. In some cases, relocation expenses were also included.
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
During the first quarter, we also did some limited consolidations in the Pacific Northwest area that resulted in $1.3 million in additional restructuring expenses in the first quarter, including $0.7 million in severance expenses and $0.6 million in other exit costs, principally lease cancellation costs.
Additionally, as part of the restructuring activity, a decision was made by management to cease all funding, work and roll-out of the final phase of a large software project. This event resulted in the abandonment of a long-lived software asset, and, consequently, it was determined that a portion of the asset was impaired and $4.5 million of capitalized software costs was written off in the second and third quarters of fiscal 2005 ($0.1 for the current quarter).
During fiscal 2005, we also incurred restructuring costs related to plans initiated in fiscal 2003 and 2004. For the plan initiated in the third quarter of fiscal 2003, we recorded additional charges of $0.4 million related to additional impairments and property taxes, utilities and security for closed facilities. For the plan initiated in the second quarter of fiscal 2004, we incurred charges of $1.1 million ($0.2 million in the quarter) primarily related to asset impairment, utilities, security and clean up of closed facilities. Finally, we recorded $1.4 million of restructuring charges related to the fiscal 2004 fourth quarter plan including bakery clean up and an additional third quarter asset impairment of $0.3 million. Offsetting these charges were credits for lower than expected severance of $0.5 million ($0.4 million in the quarter).

The year-to-date analysis of our restructuring costs activity is as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)
Third Quarter 2003 Plan
Balance May 29, 2004	$—	$—	$1,294	$1,294
Expensed in Fiscal 2005	—	187	219	406
Cash Paid in Fiscal 2005	—	—	(480)	(480)
Noncash Utilization in Fiscal 2005	—	(187)	(1,033)	(1,220)

Balance, March 5, 2005	—	—	—	—

Second Quarter 2004 Plan
Balance May 29, 2004	117	—	—	117
Expensed in Fiscal 2005	(28)	124	999	1,095
Cash Paid in Fiscal 2005	(67)	—	(999)	(1,066)
Noncash Utilization in Fiscal 2005	—	(124)	—	(124)

Balance, March 5, 2005	22	—	—	22

Fourth Quarter 2004 Plan
Balance May 29, 2004	1,243	—	3,109	4,352
Expensed in Fiscal 2005	(478)	280	1,136	938
Cash Paid in Fiscal 2005	(758)	—	(4,245)	(5,003)
Noncash Utilization in Fiscal 2005	—	(280)	—	(280)

Balance, March 5, 2005	7	—	—	7

Monroe, LA Bakery Closing
Expensed in Fiscal 2005	328	354	307	989
Cash Paid in Fiscal 2005	(146)	—	(307)	(453)
Noncash Utilization in Fiscal 2005	—	(354)	—	(354)

Balance, March 5, 2005	182	—	—	182

Buffalo, NY Bakery Closing & Outlet Closings
Expensed in Fiscal 2005	1,377	2,937	766	5,080
Cash Paid in Fiscal 2005	(1,206)	—	(610)	(1,816)
Noncash Utilization in Fiscal 2005	—	(2,937)	(156)	(3,093)

Balance, March 5, 2005	171	—	—	171

Pacific Northwest
Expensed in Fiscal 2005	677	30	557	1,264
Cash Paid in Fiscal 2005	(561)	—	(102)	(663)
Noncash Utilization in Fiscal 2005	—	(30)	(455)	(485)

Balance, March 5, 2005	116	—	—	116

Florence, SC Bakery Closing
Expensed in Fiscal 2005	1,571	2,724	52	4,347
Cash Paid in Fiscal 2005	(1,097)	—	(52)	(1,149)
Noncash Utilization in Fiscal 2005	—	(2,724)	—	(2,724)

Balance, March 5, 2005	474	—	—	474

Companywide Reduction-in-Force
Expensed in Fiscal 2005	1,599	—	—	1,599
Cash Paid in Fiscal 2005	(212)	—	—	(212)
Noncash Utilization in Fiscal 2005	—	—	—	—

Balance, March 5, 2005	1,387	—	—	1,387

Software Write-Off
Expensed in Fiscal 2005	—	4,509	—	4,509
Cash Paid in Fiscal 2005	—	—	—	—
Noncash Utilization in Fiscal 2005	—	(4,509)	—	(4,509)

Balance, March 5, 2005	—	—	—	—

Consolidated

Balance, May 29, 2004	1,360	—	4,403	5,763

Expensed in Fiscal 2005	5,046	11,145	4,036	20,227
Cash Paid in Fiscal 2005	(4,047)	—	(6,795)	(10,842)

Noncash Utilization in Fiscal 2005	—	(11,145)	(1,644)	(12,789)

Balance, March 5, 2005	$2,359	$—	$—	$2,359

Fiscal 2004 Activity
In the second quarter of fiscal 2004, we initiated a plan to close our Grand Rapids, Michigan bakery, which required consolidating production from this facility with that of other bakeries in the Midwest. This restructuring plan resulted in charges of $1.4 million, which consisted of severance costs of $0.7 million associated with the involuntary employee separations of approximately 128 employees, an asset impairment charge of $0.3 million primarily related to the write-down to fair value of equipment in the bakery to be closed and clean up and other costs of $0.4 million (recorded in the third quarter of fiscal 2004).
In the third quarter of fiscal 2004, we initiated and completed our second restructuring plan relocating some production to another facility. An asset impairment charge of $1.2 million was recorded in the third quarter to write-down affected equipment to fair value. We had no cash costs related to this restructuring.
During fiscal 2004, we incurred restructuring charges for the two restructuring plans initiated in fiscal 2003 related to certain closures and restructurings of bakeries and outlets.
Under the plan initiated in the fiscal 2003 third quarter, we incurred costs of $2.0 million ($0.7 million for the quarter) in fiscal 2004 related principally to utilities and cleanup for bakeries that have been closed and are being readied for potential sale, additional severance for 51 additional headcount reductions, and asset impairment of $0.8 million resulting from updated information regarding the fair value of certain bakery equipment.
Under the plan initiated in the fiscal 2003 second quarter, we incurred costs of $0.4 million related to security, utilities and cleanup of the bakery. Additionally, we recorded a benefit of $1.7 million in the third quarter of fiscal 2004 related to the gain from the sale of the bakery that was closed as part of this restructuring plan.
Summarized below are the cumulative restructuring charges recognized through the third quarter of fiscal 2005, as well as expected remaining charges through plan completion. We have undertaken additional restructuring activities during fiscal 2005 and 2006 and these activities are described in more detail in Note 22. Subsequent Events.
Cumulative restructuring charges by plan (dollars in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Second Quarter 2003 Plan	$1,464	$(1,396)	$1,747	$1,815

Third Quarter 2003 Plan	2,840	2,829	4,971	10,640

Second Quarter 2004 Plan	630	641	1,730	3,001

Third Quarter 2004 Plan	—	1,200	—	1,200

Fourth Quarter 2004 Plan	1,835	687	5,237	7,759

Monroe, LA Bakery Closing	328	354	307	989

Buffalo, NY Bakery Closing & Outlet Closings	1,377	2,937	766	5,080

Pacific Northwest	677	30	557	1,264

Florence, SC Bread and Roll Bakery	1,571	2,724	52	4,347

Companywide Reduction-in-Force	1,599	—	—	1,599

Software Write-Off	—	4,509	—	4,509

Expected remaining restructuring charges by plan (dollars in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits) (1)	Other	Total
Third Quarter 2003 Plan	$—	$192	$172	$364

Second Quarter 2004 Plan	4	208	64	276

Fourth Quarter 2004 Plan	68	15	(17)	66

Monroe, LA Bakery Closing	(112)	24	50	(38)

Buffalo, NY Bakery Closing & Outlet Closings	(3)	68	622	687

Florence, SC Bakery Closing	93	172	376	641

Companywide Reduction-in-Force	45	—	—	45

(1)	Excludes gains realized on subsequent sales of real property.
16. Reorganization Charges
Fiscal 2005 reorganization charges were as follows:

	March 5, 2005
	Sixteen Weeks	Forty Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
	(dollars in thousands)
Professional fees	$12,784	$23,160	$17,792
Employee retention expenses	1,066	1,066	—
Lease rejections	482	(444)	—
Interest income	(294)	(294)	(295)
Gain on sale of assets	(1,415)	(1,415)	(1,415)
Write-off of debt fees	—	2,992	—

Reorganization charges, net	$12,623	$25,065	$16,082

17. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Forty Weeks Ended
	March 5,	March 6,
	2005	2004
Statutory federal tax rate	35.0%	35.0%
State income tax, net	2.7	2.7
Non-deductible goodwill impairment	(18.7)	—
Valuation allowance increase	(13.2)	—
Adjustments to prior year accruals and refundable credits	2.3	5.1
Other	(0.3)	0.2

	7.8%	43.0%

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
In the first quarter of fiscal 2005 and the third quarter of fiscal 2004, we adjusted our estimate for prior year tax accruals based upon a review of recently closed tax audits and the status of our prior tax years relative to the statutes of limitation in the jurisdictions in which we conduct business. In addition, during the third quarter of fiscal 2004, we received state approval for additional refundable tax credits related to prior tax years.
18. Commitments and Contingencies
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
In our December 2005 submission requested by the PBGC in connection with its review of the 1979 determination referred to above, we asserted our belief based on available information that treatment of the ABA Plan as a multiple employer plan will result in an allocation of pension plan assets to our pension plan participants in an amount equal to approximately $40 million. While we have not been furnished or computed the current actual net reduction in our ABA Plan pension benefit obligation, we believe that treatment of the ABA Plan as a multiple employer plan will result in a significant reduction in our net pension benefit obligation with respect to our employee participants from that which is reflected in Note 12. Employee Benefit Plans. The ultimate outcome of this uncertainty cannot presently be determined.
In addition, we have received requests for additional corrective contributions assessed after May 28, 2005 under the single employer plan assumption, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less than amounts assessed by the ABA Plan on the assumption that the plan was an aggregate of single employer plans. See Note 12. Employee Benefit Plans – American Bakers Association Retirement Plan to these consolidated financial statements for a discussion of these assessments from the ABA Plan.
Except as noted above, the Company cannot currently estimate a range of loss for the items disclosed herein; however, the ultimate resolutions could have a material impact on our consolidated financial statements.
We are subject to various other routine legal proceedings, environmental actions and matters in the ordinary course of business, some of which may be covered in whole or in part by insurance. Except for the matters disclosed herein, we are not aware of any other items as of this filing which could have a material adverse effect on material to our consolidated financial statements.
19. Earnings (Loss) per Share
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
The following is the reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 5,	March 6,	March 5,	March 6,
	2005	2004	2005	2004
	(in thousands)
Weighted average common shares outstanding:
Basic	45,045	44,903	44,984	44,878
Effect of dilutive stock compensation	—	—	—	—

Diluted	45,045	44,903	44,984	44,878

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock, deferred shares awarded and our 6% senior subordinated convertible notes of approximately 15.2 million and 4.9 million for the third quarter of fiscal 2005 and

2004, respectively, and approximately 12.9 million and 7.1 million for year-to-date fiscal 2005 and 2004, respectively, because their effect would have been antidilutive. Due to our reported net losses for all periods, diluted loss per share amounts are not adjusted for the effect of dilutive stock compensation.
Dividends per common share were $0.07 and $0.21 for third quarter and year-to-date fiscal 2004. In March 2004, we announced that our board of directors had suspended the dividend on our common stock effective for the fourth quarter of fiscal 2004. Under an August 12, 2004 amendment to our senior secured credit facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
20. Comprehensive Income (Loss)
Reconciliations of net income (loss) to comprehensive income (loss) are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 5,	March 6,	March 5,	March 6,
	2005	2004	2005	2004
	(dollars in thousands)
Net loss	$(45,327)	$(7,486)	$(322,804)	$(21,767)

Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of income taxes of $0, $330, $0, and $1,762, respectively	1,063	(549)	(365)	2,937
Losses on interest rate swaps reclassified to interest expense, net of income taxes of $0, $978, $0, and $2,772, respectively	—	1,630	816	4,621
Commodity derivative (gains) losses reclassified to cost of products sold, net of income taxes of $0, $1,437, $0, and $1,867, respectively	(159)	(2,395)	852	(3,111)
Minimum pension liability adjustment, net of income taxes of $0	—	—	221	—

	904	(1,314)	1,524	4,447

Comprehensive loss	$(44,423)	$(8,800)	$(321,280)	$(17,320)

21. Segment Information
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
Wholesale Operations – Our Wholesale Operations accounted for approximately 88.5% and 87.9% of our net sales for the sixteen and forty weeks ended March 5, 2005, respectively, and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.

Retail Operations – Our Retail Operations generated approximately 11.5% and 12.1% of our net sales for the sixteen and forty weeks ended March 5, 2005, respectively, and consists of five regions that sell our baked goods and other food items.
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
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations. Intersegment transfers of products at cost aggregated approximately $40.0 million and $114.4 million for the sixteen and forty weeks ended March 5, 2005, respectively.
With the way we tracked and allocated expenses, along with our accounting software systems in use prior to June 2004, we did not have the ability to produce segment level income statement information other than net sales and to generate this information manually would be impracticable. Therefore, our segment information provided in the table below is for the current period only. For the sixteen and forty weeks ended March 6, 2004, reportable segment net sales consisted of $894.5 million and $2,333.3 million for Wholesale Operations and $125.2 million and $331.2 million for Retail Operations totaling $1,019.7 million and $2,664.5 million, respectively.

	Sixteen Weeks	Forty Weeks
	Ended	Ended
Consolidated	March 5, 2005	March 5, 2005
	(dollars in thousands)
Net Sales
Wholesale Operations	$887,770	$2,297,013
Retail Operations	115,305	316,750

Total net sales	$1,003,075	$2,613,763

Operating Income (Loss)
Wholesale Operations	$12,017	$38,072
Retail Operations	458	1,579

	12,475	39,651
Corporate	(39,971)	(333,533)

Total operating loss	(27,496)	(293,882)

Interest expense	12,872	31,182
Reorganization charges	12,623	25,065
Other (income) expense	(32)	97

	25,463	56,344

Loss before income taxes	(52,959)	(350,226)
Provision (benefit) for income taxes	(7,632)	(27,422)

Net loss	$(45,327)	$(322,804)

22. Subsequent Events
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
On April 27, 2005, we announced plans to consolidate operations in our Florida PC by closing the Miami bakery and consolidating production, routes, depots and bakery outlets in Florida and Georgia. At the date of the announcement, we estimated this restructuring would affect approximately 600 employees with projected severance costs of approximately $2.0 million, projected asset impairment charges of approximately $5.0 million, and other projected exit costs of approximately $3.0 million for a total estimated cost of approximately $10.0 million
On May 4, 2005, we announced plans to consolidate operations in our Mid-Atlantic PC by closing the Charlotte, North Carolina bakery and consolidating production, routes, depots and bakery outlets in North Carolina, South Carolina, and Virginia. At the date of the announcement, we estimated this restructuring would affect approximately 950 employees with projected severance costs of approximately $3.0 million, projected asset impairment charges of approximately $8.5 million, and other projected exit costs of approximately $3.5 million for a total estimated cost of approximately $15.0 million.
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
RESTATEMENT OF FINANCIAL STATEMENTS
The accompanying discussion of Results of Operations gives effect to the restatement of our consolidated financial statements for the sixteen and forty weeks ended March 6, 2004 as described in Note 2. Restatement to the consolidated financial statements.
RESULTS OF OPERATIONS
The following table sets forth, the sixteen weeks and forty weeks ended March 5, 2005 and March 6, 2004, the relative percentages that certain income and expense items bear to net sales:

	Sixteen Weeks Ended		Forty Weeks Ended
		(Restated)		(Restated)
	March 5,	March 6,	March 5,	March 6,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	50.4	49.6	51.0	49.9
Selling, delivery and administrative expenses	48.0	47.5	48.3	47.4
Restructuring charges	0.7	0.1	0.8	0.2
Depreciation and amortization and loss on sale or abandonment of assets	3.6	3.2	3.0	2.8
Goodwill and other intangible assets impairment	—	—	8.2	—

Operating loss	(2.7)	(0.4)	(11.3)	(0.3)
Reorganization charges	1.3	—	0.9	—
Interest expense – net	1.3	1.1	1.2	1.1

Loss before income taxes	(5.3)	(1.5)	(13.4)	(1.4)
Income taxes	(0.8)	(0.7)	(1.0)	(0.6)

Net loss	(4.5)%	(0.8)%	(12.4)%	(0.8)%

Net sales. Net sales for the third quarter of fiscal year 2005, the sixteen weeks ended March 5, 2005, were approximately $1,003.1 million, a decrease of $16.6 million, or 1.6%, from net sales of approximately $1,019.7 million in the third quarter of fiscal year 2004. Year-to-date net sales for fiscal 2005 decreased $50.8 million, or 1.9%, to $2,613.8 million, from net sales of $2,664.5 million, in the comparable period of fiscal 2004. The decline in net sales for the third quarter and year-to-date reflected a unit volume decline of approximately 4.7% for each period as compared to the prior year. These declines are partially offset by an overall unit value increase, related to selling price increases and mix changes of approximately 3.9% for the third quarter and 3.0% for the year-to-date periods of fiscal 2005 as compared to the prior year.
Gross profit. Gross profit was 49.6% of net sales for the third quarter of fiscal year 2005, down from 50.4% of net sales in the third quarter of fiscal 2004. Year-to-date gross profit was 49.0% of net sales, compared to 50.1% in the prior year comparable period. Ingredient costs per pound for the third quarter of fiscal 2005 were slightly unfavorable compared to the prior year. Packaging, direct labor and overhead costs were up 2.1%, 4.0% and 8.7% per pound, respectively, compared to the third quarter of fiscal 2004. Overall, these direct costs for the third quarter were up 2.6% per pound. Total cost of goods sold for the quarter increased approximately $0.5 million and accounts for 0.1% in the decrease in gross profit of 3.3% between the third quarter of fiscal 2005 as compared to fiscal 2004. The remainder of the decrease is largely the result of the decrease in sales between periods. On a year-to-date basis, overall direct production costs per pound increased approximately 1.4% over the prior year primarily due to a 2.6% ingredient cost per pound increase, labor and labor related cost per pound increases of approximately 0.5% and an increase of approximately 2.3% in overhead, all offset by a slight decline of 0.6% in packaging. Overall, cost of goods sold increased $1.1 million or 0.1% as compared to the prior year.
Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were approximately $481.3 million, representing 48.0% of net sales, for the third quarter of fiscal 2005, down $2.6 million from the third quarter of fiscal 2004’s selling, delivery and administrative expenses of approximately $483.9 million or 47.5% of net sales. Year-to-date selling, delivery and administrative expenses for fiscal 2005 amounted to approximately $1,261.3 million, or 48.3% of net sales, decreasing $1.4 million from approximately $1,262.7 million, or 47.4% of net sales, in the prior year comparable period. In the third quarter of fiscal 2005, we experienced lower labor-related and advertising costs of approximately $6.9 million and $8.2 million, respectively. These cost reductions were partially offset by increased fuel, employee, freight and vehicle costs of $5.3 million, $3.3 million $3.2 million and $2.9 million, respectively. On a year-to-date basis, labor and labor related costs, principally worker’s compensation, and administrative costs decreased approximately $43.4 million and $15.8 million respectively. These cost reductions were partially offset by increases in costs related principally to bankruptcy matters, fuel, employee costs and an allocated curtailment loss related to the suspension of our Supplemental Employee Retirement Plan of approximately $12.8 million, $12.2 million, $9.4 million and $6.2 million, respectively. Additionally, costs related to freight, vehicles and fringe accounted for additional increases of approximately $15.0 million
Restructuring charges. During the third quarter of fiscal 2005, we incurred restructuring charges of approximately $6.9 million, an increase of $5.4 million from charges of approximately $1.5 million for the third quarter of fiscal 2004. Year-to-date restructuring charges in fiscal 2005 were approximately $20.2 million, an increase of $16.0 million as compared to charges of approximately $4.2 million for the third quarter of fiscal 2004. See Note 15. Restructuring Charges to the unaudited consolidated financial statements regarding detail components of restructuring charges.
Goodwill impairment. Due to our declining operating profits and liquidity issues resulting from a decrease in sales, a high cost structure and rising costs for employee healthcare and pension, ingredients, and energy we tested our goodwill for possible impairment during this first quarter of fiscal 2005 following the guidance provided by SFAS No. 142, Goodwill and Other Intangible Assets. From the results of our testing we determined that our goodwill was fully impaired. Accordingly, we took a charge to expense in the first quarter of fiscal 2005 in the pre-tax amount of $215.3 million to eliminate our goodwill.
Operating loss. Based upon the above factors, the operating loss for the third quarter of fiscal 2005 was approximately $(27.5) million, compared to the prior year’s third quarter operating loss of approximately $(3.7) million. The year-to-date operating loss was approximately $(293.9) compared to an operating loss of approximately $(9.3) million for fiscal 2004.
Reorganization charges. For the sixteen and forty weeks ended March 5, 2005, reorganization charges were approximately $12.6 million and $25.1 million, respectively, and relate to expense or income items that we incurred or realized because we are in reorganization under our bankruptcy proceedings. The cost of these activities for the quarter includes such items as (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of $12.8 million; (2) payroll related expenses to retain key employees during our reorganization of $1.1 million; (3) expense accruals resulting from our rejection of certain of our lease agreements covering equipment and real estate of $0.4 million; (4) interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition debt of $(0.3) million and (5) gains realized on the sale of our excess properties of $(1.4) million.
Year-to-date the cost of these activities includes such items as (1) professional fees and similar types of expenses directly related to the Chapter 11 proceedings of $23.2 million; (2) payroll related expenses to retain key employees during our reorganization of $1.1 million; (3) income recognized resulting from our rejection of certain of our lease agreements covering equipment and real estate of $(0.5) million; (4) interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition debt of $(0.3) million; (5) gains realized on the sale of our excess properties of $(1.4) million and (6) the write-off of fees related to our pre-petition debt of $3.0 million.
Interest expense. Net interest expense increased by approximately $1.7 million during the quarter compared to the same period last year. This increase is primarily due to an increase in debt outstanding of approximately $40.0 million and higher debt issuance fees offset by lower average borrowing rates.
Provision for income taxes. The effective income tax rates were 7.8% and 43.0% for the first three quarters of fiscal 2005 and fiscal 2004, respectively. Our effective income tax rate for 2005 was negatively impacted by valuation allowances recorded against our deferred tax assets, and by the impairment of our goodwill in the first quarter of 2005, the majority of which was permanently nondeductible in nature. We provide a valuation allowance against deferred tax assets if, based on managements assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the first quarter of 2005, we recorded a valuation allowance of $5.6 million related to deferred tax assets originating in prior years due to a change in circumstances causing a change in judgment about the realizability of the assets. In addition, we have also recorded a valuation allowance against a portion of our deferred tax assets originating in 2005.
CASH RESOURCES AND LIQUIDITY
Refer to Sources of Liquidity and Capital in the Cash Resources and Liquidity section of our 2005 Annual Report on Form 10-K filed concurrently with this document for additional information.
CASH FLOWS
During the forty weeks ended March 5, 2005, we generated $83.2 million of cash, which was the net impact of $84.2 million in cash generated from operating activities, $27.6 million in cash used in investing activities, and $26.6 million in cash provided by financing activities.
Cash from operating activities. Cash from operating activities for fiscal 2005 was $84.2 million, which represents a decrease of $9.7 million or 10.3% from cash generated in fiscal 2004 of $93.9 million. While we posted a net loss of $322.8 million in fiscal 2005, a number of items that contributed to loss were non-cash items, including $215.5 million, $68.7 million, $9.3 million, $12.4 million, and $13.8 million related to the write-off of goodwill and other intangibles, depreciation and amortization, net reorganization charges, the write-off of a prior service cost asset, and the provision for deferred income taxes, respectively. In addition, changes in working capital components generated $63.1 million in cash during fiscal 2005 primarily due to (i) an increase in accounts payable and accrued expenses of

$56.2 million, (ii) a net change in other current assets which used $24.7 million, (iii) a reduction in our accounts receivable of $12.6 million, and (iv) an increase in our long-term self insurance reserves of $12.4 million. Changes in working capital components provided cash equal to $58.0 million in fiscal 2004. Cash flow from operating activities is one of our primary sources of liquidity.
Cash used in investing activities. Cash used in investing activities during fiscal 2005 was $27.6 million, $18.8 million or 40.5% less than the cash used during fiscal 2004 of $46.4 million. The decrease is primarily attributable to lower additions to property and equipment of $15.0 million compared to fiscal 2004. We also spent $4.8 million less on the acquisition and development of software assets during fiscal 2005 compared to the prior fiscal year.
Cash used in financing activities. Cash provided by financing activities for fiscal 2005 was $26.6 million compared to cash used in financing activities during fiscal 2004 which totaled $54.4 million. During the first fiscal quarter of 2005 we issued $100.0 million aggregate principal amount of our 6% senior subordinated convertible notes due August 15, 2014. The proceeds from the issuance of the convertible notes along with other sources of cash enabled us to reduce net long-term debt by $63.7 million and pay $9.3 million in debt issuance costs during fiscal 2005. During fiscal 2004 we used cash to reduce long-term debt in the amount of $45.7 million. We paid dividends on our common stock in the amount of $9.5 million during fiscal 2004.
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
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We have two segments: Wholesale Operations, which consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods; and Retail Operations, which consists of five regions that sell our baked goods and other food items. See Note 21. Segment Information to these consolidated financial statements for further information.
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
These forward-looking statements are and will be subject to numerous risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, without limitation:
Bankruptcy-Related Factors
•	our ability to evaluate various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring and the filing and ultimate approval of a plan of reorganization with the Bankruptcy Court, or any combination of these options;

•	our ability to develop and implement a successful plan of reorganization in the Chapter 11 process;

•	our ability to operate our business under the restrictions imposed by the Chapter 11 process and in compliance with the limitations contained in the debtor-in-possession credit facility;

•	the instructions, orders and decisions of the bankruptcy court and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	changes in our relationships with suppliers and customers, including the ability to maintain these relationships and contracts that are critical to our operations, in light of the Chapter 11 process;

•	the significant time that will be required by management to structure and implement a plan of reorganization as well as to evaluate various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital and debt restructuring or any combination of these options, as well as our restructuring plan;

•	our reliance on key management personnel, including the effects of the Chapter 11 process on our ability to attract and retain key management personnel;

•	our ability to successfully reject unfavorable contracts and leases; and
•	the duration of the Chapter 11 process.

General Factors
•	the availability of capital on acceptable terms in light of the various factors discussed herein, including our reorganization under the Chapter 11 process;

•	the availability and cost of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products, improved efficiencies and other strategies;

•	increased pension, health care, workers’ compensation and other employee costs;

•	actions of competitors, including pricing policy and promotional spending;

•	increased costs, delays or deficiencies related to restructuring activities;

•	the effectiveness of advertising and marketing spending;

•	the efficiency and adequacy of our information and data systems:

•	changes in general economic and business conditions (including in the bread and sweet goods markets);

•	costs associated with increased contributions to single employer, multiple employer or multi-employer pension plans;

•	any inability to protect and maintain the value of our intellectual property rights;

•	future product recalls or food safety concerns;

•	further consolidation in the retail food industry;

•	changes in consumer tastes or eating habits;

•	costs associated with environmental compliance and remediation;

•	increased costs and uncertainties related to periodic renegotiation of union contracts;

•	obligations and uncertainties with respect to the American Bakers Association Retirement Plan;

•	the impact of any withdrawal liability arising under our multi-employer pension plans as a result of prior actions or current consolidations;

•	actions of governmental entities, including regulatory requirements;

•	acceptance of new product offerings by consumers and our ability to expand existing brands;

•	the performance of our recent new product introductions;

•	the effectiveness of hedging activities;

•	expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives;

•	changes in our business strategies;

•	unexpected costs or delays incurred in connection with our previously announced and other future facility closings;

•	bankruptcy filings by customers;

•	changes in our relationship with employees and the unions that represent them;

•	the outcome of legal proceedings to which we are or may become a party, including any litigation stemming from our restatement of the first, second and third quarters of fiscal 2004, our sale of convertible notes on August 12, 2004 or events leading up to our filing of a voluntary petition for protection under Chapter 11 of the Bankruptcy Code;

•	business disruption from terrorist acts, our nation’s response to such acts and acts of war; and

•	other factors.
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
Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivatives positions as of March 5, 2005, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 5, 2005. Based on that evaluation and due to the identification of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 5, 2005.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended March 5, 2005 other than our ongoing efforts to remediate our ineffective internal controls. In connection with the restatements of the Company’s consolidated financial statements, as more fully described in Note 2. Restatement of the consolidated financial statements included in this Form 10-Q, management believes that many, if not all, of the material weaknesses described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on 10-K for the fiscal year ended May 28, 2005 likely existed as of March 5, 2005, and has, as a result, effected changes to the Company’s internal control over financial reporting that have materially affected the Company’s internal control over financial reporting. These remediation actions are described under the caption “Item 9A - Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005. Efforts to test and remediate our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2007 and beyond.
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