Form 10-K
period 2005-05-28
INTERSTATE BAKERIES CORP/DE/
filed 2006-10-06
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 28, 2005
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
      The aggregate market value of the 21,452,285 shares of voting stock of the registrant held by non-affiliates, computed by reference to the $8.55 closing price of such stock on November 11, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $183,417,037. The aggregate market value of such stock, computed by reference to the $6.60 closing price of such stock on May 27, 2005, the last business day of the registrant’s fourth quarter of fiscal 2005, was $141,585,081.
      There were 45,295,007 shares of common stock, $0.01 par value per share, outstanding as of August 15, 2006. Giving effect to our senior subordinated convertible notes and common stock equivalents, there were 55,193,448 shares of common stock outstanding as of August 15, 2006.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
Beginning with the Annual Report on Form 10-K for the year ended May 29, 2004 and through our Annual Report on Form 10-K for the year ended June 3, 2006, we have delayed timely filing of Securities and Exchange Commission, or SEC, reports. This report, together with several other periodic reports through our Annual Report on Form 10-K for 2005 are being filed with the SEC concurrently herewith, and are our first periodic reports covering periods subsequent to March 6, 2004. The primary reasons for our delayed reporting are related to our filing of Chapter 11 and issues related to the restatement of prior period financial statements. In addition to this annual report on Form 10-K, on the same date, we also filed our Quarterly Reports on Form 10-Q for the quarters ended August 21, 2004, November 13, 2004, and March 5, 2005, and our Annual Report on Form 10-K for the year ended May 29, 2004. To the extent these reports relate to periods for which our consolidated financial statements have previously been published, these reports contain a restatement of such previously issued consolidated financial statements. Our Annual Report on Form 10-K for the year ended May 29, 2004 contains a detailed description of these restatements. All of the reports filed concurrently herewith should be read together and in connection with this Annual Report on Form 10-K for a comprehensive description of our current financial condition and operating results.

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
On September 23, 2004, we entered into a DIP Facility with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together, with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The DIP Facility received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. The DIP Facility provides for a $200.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. We entered into the first amendment to the DIP Facility on November 1, 2004, the second amendment to the DIP Facility on January 20, 2005, the third amendment to the DIP Facility on May 26, 2005, the fourth amendment to the DIP Facility on November 30, 2005, the fifth amendment to the DIP Facility on December 27, 2005, the sixth amendment to the DIP Facility on March 29, 2006, the seventh amendment to the DIP Facility on June 28, 2006 and the eighth amendment to the DIP Facility on August 25, 2006 to reflect certain modifications. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for a further discussion regarding the DIP Facility.

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
Financial Information about Segments
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
Wholesale Operations – Our Wholesale Operations accounted for approximately 88.0% of our fiscal 2005 net sales and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.
Retail Operations – Our Retail Operations generated approximately 12.0% of our fiscal 2005 net sales and consists of five regions that sell our baked goods and other food items.
Our reportable segments are strategic business units that are managed separately using different marketing strategies.
See Note 23. “Segment Information” to our consolidated financial statements, which is incorporated in this section by reference, for financial information about our reportable business segments.
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
Cotton’s Holsum*
Holsum*
J.J. Nissen
Sunbeam*
Sweetheart
Di Carlo
Colombo
Roman Meal*
Sun-Maid*

Fresh Baked Sweet Goods	Hostess	Dolly Madison
(Donuts, sweet rolls, snack pies and snack cakes)	Twinkies	Drake’s

Category	Our National Brands	Our Regional Brands
	Ding Dongs	Devil Dogs
	HoHos	Ring Dings
	Suzy-Qs	Yodels
Yankee Doodles
Zingers

Other	Mrs. Cubbison’s
(Croutons and stuffing mix)	Marie Callender’s*

*	Licensed brands
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
Marketing and Distribution
The majority of our bread is sold through national mass merchandisers and supermarkets, while our sweet goods are sold principally through national mass merchandisers, supermarkets and convenience stores. One customer, Wal-Mart Stores, Inc., accounted for approximately 12.1% of our net sales in fiscal 2005. No other single customer accounted for more than 10.0% of our net sales. Sweet goods sales tend to be somewhat seasonal, with a historically weak winter period, which we believe is attributable to altered consumption patterns during the holiday season. Sales of buns, rolls and shortcake products are historically higher in the spring and summer months.
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
We distribute our products in markets representing over 80.0% of U.S. supermarket volume. Our plants and distribution centers across the U.S. are located close to the major marketplaces enabling effective delivery and superior customer service. We do not keep a significant backlog of inventory, as our fresh bakery products are promptly distributed to our customers after being produced.
We deliver our fresh baked bread and sweet goods from our network of bakeries to our distribution centers. Our sales force then delivers primarily to mass merchandisers, supermarkets and convenience stores on approximately 6,400 delivery routes. We are one of only a few fresh baked bread and sweet goods producers with a national direct store delivery, or DSD, system that enables us to provide frequent and individualized service to our national and regional customers. Our DSD system allows us to effectively manage shelf space and efficiently execute in-store promotions and new product introductions. In accordance with industry practice, we repurchase dated and damaged bread products from most of our customers. A portion of our dated bread and other products are delivered to our approximately 850 bakery outlets for retail sale. Bakery outlet sales represented approximately 12.0% of our net sales during the 52-week period ended May 28, 2005.
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
Employees
As of August 15, 2006, we employ approximately 25,000 people, approximately 82% of whom are covered by one of approximately 420 union contracts. As of the end of fiscal 2005, we employed approximately 29,000 people. The decline in our number of employees is primarily related to our ongoing PC review and consolidation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Profit Center Review” for a discussion of the PC review. Most of our employees are members of either the International Brotherhood of Teamsters or the Bakery, Confectionery, Tobacco Workers & Grain Millers International Union. We are in the process of renegotiating union contracts affecting the majority of our unionized workforce. We intend to commence renegotiation of the remaining union contracts in the near future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Labor Union Negotiations” for a discussion of the negotiations. We believe that we have good relations with our employees. However, because our union groups are concentrated in the two organizations listed, contract negotiations with any local unit can involve the threat of strike by other union members at other IBC facilities. Although the Chapter 11 process could strain relations with employee groups and labor unions, we are committed to working with those groups to resolve any conflicts that may arise in order to ensure the continued viability of our business.
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
The DIP Facility subjects us to certain obligations, including the delivery of a Borrowing Base Certificate (as defined in the DIP Facility), cash flow forecasts and operating budgets at specified intervals, as well as certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures and the payment of dividends. The DIP Facility also contains financial covenants, requiring minimum Consolidated EBITDA (as defined in the DIP Facility), restricting Capital Expenditures (as defined in the DIP Facility), and limiting the amount of periodic cash restructuring charges (as defined in the DIP Facility). There can be no assurance that we will be able to consistently comply with these obligations, financial covenants and other restrictive obligations in our DIP Facility.
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
Our health care and workers’ compensation costs have been increasing and may continue to increase. Our ability to pass along these increases in health care to our employees is limited by our collective bargaining agreements, which cover approximately 82% of our employees. In fiscal 2003 and fiscal 2004, we increased our workers’ compensation reserves, and we cannot assure you that increased workers’ compensation costs will not also cause us to increase these reserves in the future. Any substantial increase in health care or workers’ compensation costs may adversely affect our financial condition, results of operations and cash flows. In addition, a shortage of qualified employees or a substantial increase in the cost of qualified employees could adversely affect our financial condition, results of operations and cash flows.
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
It is difficult to quantify the potential financial impact of actions involving environmental matters, particularly fines, remediation costs at waste disposal sites and future capital expenditures for environmental control equipment at these or other presently unknown locations. We believe the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not be material to our overall financial position, but could be material to our results of operations or cash flows for a particular quarter or fiscal year.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES
Bakeries
As of May 28, 2005, we owned and operated 52 bakeries in the following locations:

Birmingham, Alabama	Schiller Park, Illinois	Charlotte, North Carolina *
Anchorage, Alaska	Columbus, Indiana	Rocky Mount, North Carolina
Glendale, California	Indianapolis, Indiana	Akron, Ohio
Los Angeles, California (3)	Davenport, Iowa *	Cincinnati, Ohio
Oakland, California	Waterloo, Iowa	Columbus, Ohio
Pomona, California	Emporia, Kansas	Defiance, Ohio
Sacramento, California	Lenexa, Kansas	Northwood, Ohio
San Diego, California	Alexandria, Louisiana	Tulsa, Oklahoma
San Francisco, California (2) *	Biddeford, Maine	Philadelphia, Pennsylvania
Denver, Colorado	New Bedford, Massachusetts *	Knoxville, Tennessee
Jacksonville, Florida	Boonville, Missouri	Memphis, Tennessee
Miami, Florida *	Springfield, Missouri	Ogden, Utah
Orlando, Florida	St. Louis, Missouri	Salt Lake City, Utah
Columbus, Georgia	Billings, Montana	Lakewood, Washington *
Decatur, Illinois	Henderson, Nevada	Seattle, Washington
Hodgkins, Illinois	Wayne, New Jersey
Peoria, Illinois	Jamaica, New York

As of August 15, 2006, we own and operate 45 bakeries, which are listed above, except for locations marked with an asterisk, which we have closed since fiscal 2005.
Other Properties
In addition to our bakeries, as of May 28, 2005, we operated approximately 950 distribution centers and approximately 1,000 bakery outlets in approximately 1,300 locations throughout the United States. We currently operate approximately 800 distribution centers and approximately 850 bakery outlets in approximately 1,100 locations throughout the United States. The majority of our bakery outlets and distribution centers are leased. Over the past few years, we have been able to realize operating synergies through consolidation of redundant bakeries and distribution centers. For further discussion of our properties and profit center review, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Profit Center Review.”
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

Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements after the fiscal 2004 financial statement restatement were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of May 28, 2005, we have recorded a net pension benefit obligation liability of approximately $62 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
We record accruals for contingencies, such as legal proceedings, in accordance with SFAS No. 5, Accounting for Contingencies. See Note 2. Description of Business and Significant Accounting Policies to our consolidated financial statements for more information. In addition, we are subject to various other routine legal proceedings, environmental actions and matters in the ordinary course of business, some of which may be covered in whole or in part by insurance. Except for the matters disclosed herein, we are not aware of any other items as of this filing which could have a material adverse effect on our consolidated financial statements.

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
The table below presents the range of high and low closing sales prices of our common stock by quarter for each fiscal quarter in fiscal 2005 and 2004, as well as the dividends paid on our stock in each such quarter:
Stock Price

Fiscal Year	Quarter	High	Low	Cash Dividends
2005	1	$11.05	$7.50	—
	2	8.19	2.05	—
	3	6.75	4.05	—
	4	6.63	4.75	—

2004	1	$13.60	$10.16	$0.07
	2	15.85	12.60	0.07
	3	15.91	13.35	0.07
	4	15.96	10.26	—
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Since May 11, 1999, our Board of Directors has authorized the purchase of approximately 11.0 million shares of our common stock. Prior to the Chapter 11 filing, management had the discretion to determine the number of the shares to be purchased, as well as the timing of any such purchases, with the pricing of any shares repurchased to be at prevailing market prices. As of May 28, 2005, 7,396,842 shares of our common stock were available to be purchased under this stock repurchase program. As a result of our Chapter 11 filing and restrictions imposed by the DIP Facility, however, the program has effectively been suspended since the filing.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of	Average Price	of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
Period 1
May 30-June 26, 2004	—	N/A	—	7,424,596
Period 2
June 27-July 24, 2004	4,235	$10.54	4,235	7,420,361
Period 3
July 25-Aug 21, 2004	17	$8.37	17	7,420,344
Period 4
Aug 22-Sept 18, 2004	7	$5.70	7	7,420,337
Period 5
Sept 19-Oct 16, 2004 (A)	91	$4.07	91	7,420,246
Period 6
Oct 17-Nov 13, 2004	76	$4.08	76	7,420,170
Period 7
Nov 14-Dec 11, 2004	13	$5.85	13	7,420,157
Period 8
Dec 12, 2004-Jan 8, 2005	18	$6.11	18	7,420,139
Period 9
Jan 9-Feb 5, 2005	20	$5.79	20	7,420,119
Period 10
Feb 6-March 5, 2005	25	$5.33	25	7,420,094
Period 11
March 6-April 2, 2005	14	$5.49	14	7,420,080
Period 12
April 3-April 30, 2005 (B)	23,224	$6.28	23,224	7,396,856
Period 13
May 1-May 28, 2005	14	$5.42	14	7,396,842

Total	27,754	$6.92	27,754	7,396,842

(A)	Except as otherwise noted, repurchases made after the Company’s Chapter 11 Bankruptcy Petition Date on September 24, 2004, result from the repurchase of fractional shares upon issuance of certificates representing stock held in the Employee Stock Purchase Plan. This plan was terminated in conjunction with the Bankruptcy filing in September 2004.

(B)	On April 14, 2005, the Company permitted certain former executives to use shares of stock to meet their federal income tax obligations arising from vesting of restricted stock that they were not permitted to disclaim due to the structure of the restricted stock awards and timing of their respective retirements. Such use of stock is reflected as a repurchase of stock in this chart.
ITEM 6. SELECTED FINANCIAL DATA
INTERSTATE BAKERIES CORPORATION
FIVE-YEAR SUMMARY OF FINANCIAL DATA

	Fifty-Two Weeks Ended
	May 28,	May 29,	May 31,	June 1,
	2005	2004	2003	2002	June 2,
	(1)(2)(5)	(3)(5)	(4)(5)	(5)(6)	2001
	(dollars in thousands, except per share data)
Statements of Operations

Net sales	$3,403,505	$3,467,562	$3,525,780	$3,531,623	$3,474,643
Operating income (loss)	(335,536)	(18,326)	70,276	143,838	142,394
% of net sales	(9.8)%	(0.5)%	2.0%	4.0%	4.1%
Net income (loss)	$(379,280)	$(33,370)	$18,727	$67,100	$57,843
% of net sales	(11.1)%	(1.0)%	0.5%	1.9%	1.7%
Earnings (loss) per share:
Basic	$(8.43)	$(0.74)	$0.42	$1.34	$1.07
Diluted	(8.43)	(0.74)	0.41	1.31	1.07
Common stock dividends per share	—	0.21	0.28	0.28	0.28

Weighted average common shares outstanding:
Basic	45,010	44,868	44,599	50,091	54,110
Diluted	45,010	44,868	45,185	51,299	54,296

Balance Sheets

Total assets	$1,398,650	$1,673,797	$1,697,349	$1,654,716	$1,673,818
Long-term debt, excluding current maturities (7)	—	10,362	536,788	588,610	561,661
Stockholders’ equity (deficit)	(116,924)	261,708	290,430	274,343	368,607

(1)	Fiscal 2005 operating income includes goodwill and other intangible asset impairments of approximately $229.5 million, or $5.10 per diluted share; restructuring charges of approximately $54.3 million, or $1.21 per diluted share, relating to the closures of five bakeries, a general workforce reduction and other cost reductions; settlement of class action litigation of approximately $ 8.7 million, or $0.19 per diluted share; and a curtailment loss from the suspension of our Supplemental Employee Retirement Plan of $12.4 million or $0.28 per diluted share.

(2)	Fiscal 2005 net loss includes a tax valuation allowance adjustment of $5.6 million, or $0.13 per diluted share.

(3)	Fiscal 2004 operating income includes restructuring charges of approximately $12.1 million, or $0.17 per diluted share, relating to the closures of three bakeries, severance costs in connection with the centralization of certain finance and data maintenance administrative functions and the relocation of certain key management employees in conjunction with our new more centralized organizational structure and settlement of class action litigation of approximately $3.0 million, or $0.04 per diluted share.

(4)	Fiscal 2003 operating income includes restructuring charges of approximately $9.9 million, or $0.14 per diluted share, relating to certain closings and restructurings of bakeries and bakery outlets and other charges of approximately $3.6 million, or $0.05 per diluted share, relating to the common stock award made on October 1, 2002 to IBC’s retiring Chief Executive Officer.

(5)	Fiscal 2005, 2004, 2003, and 2002 results include the effect of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of purchased goodwill and other intangible assets with indefinite useful lives.

(6)	Fiscal 2002 operating income includes other charges of $25.7 million, amounting to $0.31 per diluted share, related to the closure of a bakery and the settlement of employment discrimination litigation.

(7)	In fiscal 2005 and 2004, we have reflected the total amount due under our senior secured credit facility agreement as amounts payable within one year due to our default under this facility. See Note 1. Voluntary Chapter 11 Filing to our consolidated financial statements regarding going concern considerations.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPANY OVERVIEW
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh baked bread and sweet goods in the United States, producing, marketing, distributing and selling a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products. Our various brands are positioned across a wide spectrum of consumer categories and price points. As of August 15, 2006, we operate 45 bakeries and approximately 850 bakery outlets located in strategic markets throughout the United States. Our sales force delivers baked goods from approximately 800 distribution centers on approximately 6,400 delivery routes.
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
Review of Treatment of American Bakers Association Retirement Plan
In December, 2004, we began a review with respect to the proper accounting treatment for the American Bakers Association Retirement Plan, or ABA Plan, in light of newly identified information. Upon review, we have previously restated our 2004 and prior financial statements for the ABA Plan. For more information, see “Item 3. Legal Proceedings.”
Calculation of Workers’ Compensation Claims
Based on information provided by our insurance advisors, we determined that it was necessary to modify the manner in which we were calculating estimates of workers’ compensation reserves, primarily resulting from both increases in our fiscal 2004 actual expenses associated with workers’ compensation claims, particularly in the state of California, and the effect of increases in healthcare costs nationwide. As a result of this modification in the method of our determination of workers’ compensation claims liability, we initially calculated that our liability should be increased by $40.0 million. This adjustment was made to the unaudited consolidated financial statements as of May 29, 2004 prior to the filing of a Form 8-K on December 10, 2004 in which these unaudited consolidated financial statements were first deemed to be released to the public. Subsequent to the filing of the Form 8-K, we determined this liability for workers’ compensation claims should be increased by an additional $8.0 million at May 29, 2004. Accordingly the financial statements as of May 29, 2004 as originally filed in the Form 8-K on December 10, 2004 were restated for the $8.0 million correction as well as for other errors described in Note 2 to the 2004 consolidated financial statements. The cumulative increase to workers’ compensation claims liability was $48.0 million for fiscal 2004.
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
On April 27, 2005, we announced plans to consolidate operations in our Florida PC by closing the Miami bakery and consolidating production, routes, depots and bakery outlets in Florida and Georgia. At the date of the announcement, we estimated this restructuring would affect approximately 600 employees with projected severance costs of approximately $2.0 million, projected asset impairment charges of approximately $5.0 million, and other projected exit costs of approximately $3.0 million for a total estimated cost of approximately $10.0 million. See Note 15. Restructuring to our consolidated financial statements for actual fiscal year 2005 costs incurred, as well as expected remaining costs, related to this restructuring.
On May 4, 2005, we announced plans to consolidate operations in our Mid-Atlantic PC by closing the Charlotte, North Carolina bakery and consolidating production, routes, depots and bakery outlets in North Carolina, South Carolina, and Virginia. At the date of the announcement, we estimated this restructuring would affect approximately 950 employees with projected severance costs of approximately $3.0 million, projected asset impairment charges of approximately $8.5 million, and other projected exit costs of approximately $3.5 million for a total estimated cost of approximately $15.0 million. See Note 15. Restructuring to our consolidated financial statements for actual fiscal year 2005 costs incurred, as well as expected remaining costs, related to this restructuring.
On May 19, 2005, we announced plans to consolidate operations in our Northeast PC by closing the New Bedford, Massachusetts bakery and consolidating production, routes, depots and bakery outlets. At the date of announcement, we estimated this restructuring would affect approximately 1,400 employees with projected severance costs of approximately $7.0 million, projected asset impairment charges of approximately $7.0 million, and other projected exit costs of approximately $3.0 million for a total estimated cost of approximately $17.0 million. See Note 15. Restructuring to our consolidated financial statements for actual fiscal year 2005 costs incurred, as well as expected remaining costs, related to this restructuring.
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
Our production and distribution facilities represent substantial and largely fixed costs. Relatively robust utilization is needed to break even, and past this break even point, an increasing volume of production is normally increasingly profitable. The combined effects of recent net sales and unit volume declines and the success of our extended shelf life programs have, together with industry conditions described above, resulted in substantial unused capacity in our system. As a consequence, and in connection with our comprehensive review of our operations to determine the appropriate actions necessary to restructure our business following our Chapter 11 filing, we performed an exhaustive review of each of our PCs on an individual basis in order to address continued revenue declines and our high-cost structure. In part to address the unused capacity in our system, we have closed 10 bakeries since fiscal 2004. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Profit Center Review” for a discussion of the PC review.
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
Our significant accounting policies are discussed in Note 2. Description of Business and Significant Accounting Policies to our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. These estimates and assumptions are evaluated on an on-going basis and are based upon many factors, including historical experience, consultation with outside professionals, such as actuaries, and management’s judgment. Actual results could differ from any estimates made and results could be materially different if different assumptions or conditions were to prevail.
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
The reserves, including both the current and long-term portions, recorded by us for these liabilities amounted to approximately $313.2 million and $304.4 million at May 28, 2005 and May 29, 2004, respectively. The increase in these reserves from fiscal 2004 to 2005 was attributable in large part to changes in experience factors and expected health care cost trends related primarily to workers’ compensation costs and increased exposure as a result of the passage of time related to certain claims stayed in conjunction with our bankruptcy filing, partially offset by a decrease in postretirement medical reserves due to lower participation levels.
Pension obligations. We record the pension cost and the liability related to our defined benefit plan and the ABA Plan based on actuarial valuations. These valuations include key assumptions determined by management, including discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Changes in pension cost may occur in the future due to changes in the number of plan participants, changes in discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors, including recent pension reform legislation. Due to lack of historical data, we have immediately recognized the impacts of all prior service costs, plan amendments, and actuarial gains (losses) associated with ABA Plan.
Our pension liabilities for these plans, including both the current and long-term portions, amounted to approximately $70.9 million and $63.2 million at May 28, 2005 and May 29, 2004, respectively.

Long-lived assets. Property and equipment purchases are recorded at cost or fair market value when acquired as part of a business acquisition. These assets are depreciated based on useful lives, developed by historical experience and management’s judgment.
We periodically assess the net realizable value of our long-lived assets. The assessment of our intangible assets with indefinite lives is performed at least on an annual basis but more frequently whenever events occur which indicate that the carrying value of an asset may be impaired. The assessment of all other long lived assets is performed only when an event occurs which indicates the carrying value of the asset may be impaired. This assessment involves comparing the asset’s estimated fair value to its carrying value, with the impairment loss measured as the amount by which the carrying value exceeds the fair value of the asset. Goodwill and other intangible assets with indefinite lives, principally trademarks and trade names acquired in business acquisitions, are no longer amortized due to our adoption of SFAS, No. 142, Goodwill and Other Intangible Assets (SFAS 142), during the first quarter of fiscal 2002. During fiscal 2005, we performed impairment tests on our goodwill and other intangible assets which resulted in the write-off of all of our goodwill in the amount of $215.3 million and $27.1 million of our other intangible assets.
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
Long-lived assets recorded in our consolidated financial statements at May 28, 2005, include approximately $705.4 million of net property and equipment, $10.6 million of assets held for sale and $162.0 million of other intangible assets. At May 29, 2004, long-lived assets included approximately $812.9 million of net property and equipment, $0.5 million of assets held for sale, $190.4 million of other intangible assets and $215.3 million of goodwill.
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
Restructuring charges. Costs associated with any plan to restructure our operational infrastructure are generally identified and reported as restructuring charges in our consolidated statements of operations. These restructuring efforts include the closure of a bakery; the partial shut down of a bakery’s production; the closing of distribution and bakery outlet operations; relocation of bakery equipment, production or distribution to another facility; centralization of work effort and other organizational changes.
Reserves for estimated costs have been recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43, and SFAS No. 5, Accounting for Contingencies. Management judgments are made with regard to the incurrence of restructuring-related liabilities, as well as impairment of long-term assets as described above. Our restructuring efforts involve planned closures of bakery, distribution and bakery outlet operations and we may incur additional asset impairment charges. We incurred restructuring charges during fiscal 2005, 2004, and 2003 and anticipate additional charges in future years in connection with our restructuring efforts.
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
NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS
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
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board Opinion (APB Opinion) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However, if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. SFAS 154 will be effective for us in the first quarter of fiscal 2007.
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
In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment (SFAS 123R), which amends SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123R, which will be effective for public companies as of the first interim or annual reporting period of the registrant’s first fiscal year that begins after June 15, 2005. Under the new rule, SFAS 123R will become effective for us in the first quarter of fiscal 2007. Based on our current outstanding stock options, the impact to our consolidated results of operations, cash flows, and financial position as a result of implementing SFAS 123R is not expected to be significant but could have a significant impact if we issue stock based compensation in future peirods.

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

RESULTS OF OPERATIONS
The following table sets forth, for fiscal years 2005, 2004, and 2003, the relative percentages that certain income and expense items bear to net sales:

	Fifty-Two Weeks Ended
	May 28,	May 29,	May 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	50.7	50.0	49.3
Selling, delivery and administrative expenses	47.9	47.4	45.5
Restructuring and other charges	1.6	0.3	0.4
Depreciation and amortization	2.6	2.6	2.7
Loss on sale or abandonment of assets	0.3	0.2	0.1
Goodwill impairment	6.3	—	—
Other intangible assets impairment	0.4	—	—

Operating income (loss)	(9.8)	(0.5)	2.0
Reorganization charges	1.2	—	—
Interest expense – net	1.2	1.1	1.2

Income (loss) before income taxes	(12.2)	(1.6)	0.8
Provision (benefit) for income taxes	(1.1)	(0.6)	0.3

Net income (loss)	(11.1)%	(1.0)%	0.5%

Fiscal 2005 Compared to Fiscal 2004
Net sales. Net sales for the 52 weeks ended May 28, 2005, were approximately $3,403.5 million, representing a decrease of $64.1 million, or 1.8%, from net sales of approximately $3,467.6 million for the 52 weeks ended May 29, 2004. The decline in net sales in fiscal 2005 reflected a total unit volume decline of approximately 5.4%, partially offset by a unit value increase of approximately 4.0% in fiscal 2005 as compared to the prior year. This unit value increase is related to selling price increases and mix changes.
Gross profit. Gross profit was approximately $1,679.5 million, or 49.3% of net sales, for fiscal 2005, representing a decrease from approximately $1,734.3 million, or 50.0% of net sales in fiscal 2004. Overall direct production costs per pound increased approximately 2.0% over the prior year due to cost increases per pound of 0.5% on ingredients, 1.9% on packaging, 2.3% on labor and labor-related costs and 6.1% on overhead costs.
Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were approximately $1,630.9 million, or 47.9% of net sales, for fiscal 2005, representing a decrease of approximately $12.9 million from fiscal 2004’s selling, delivery and administrative expenses of approximately $1,643.8 million, or 47.4% of net sales. This decrease results from the impact of our bakery closings and resulting route reductions in fiscal 2005 and 2004 and other reorganization efforts during fiscal 2005. We experienced a decline in labor costs of approximately $22.7 million and a decline in worker’s compensation costs of approximately $25.1 million. The decrease in worker’s compensation is due principally to the $48.0 million adjustment made in fiscal 2004 of which $28.8 million was allocated to selling, delivery and administrative expenses. These two cost decreases were partially offset by energy cost increases of $17.1 million and a charge allocated to selling, delivery and administrative expense of $7.4 million resulting from a curtailment loss from the suspension of our Supplemental Employee Retirement Plan.
Restructuring and other charges. During fiscal 2005, we incurred charges of approximately $54.3 million which was composed of severance costs of $12.8 million, asset impairment charges of $43.7 million, a curtailment gain on benefit plans of $(6.9) million and other exit costs of $4.7 million. These charges relate principally to the closure of six bakeries and the related shifting of production to other bakeries and the consolidation of delivery routes, depots and bakery outlets. Certain of these charges are a result of the undertaking of a comprehensive review of operations since filing to restructure under Chapter 11. These charges also include $2.3 million related to 2004 restructurings initiated in the second and fourth quarters and consisted principally of cleanup costs, loss on equipment disposals and additional costs to ready a bakery for disposition. See the “Cash Resources and Liquidity” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding future expected restructuring charges.

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
Goodwill and other intangible assets impairment. Due to our declining operating profits and liquidity issues resulting from a decrease in sales, a high fixed cost structure, rising employee healthcare and pension costs and higher costs for ingredients and energy experienced during the first quarter of fiscal 2005, we tested our goodwill and other intangible assets for possible impairment. From the results of our testing we determined that our goodwill was fully impaired and took a goodwill impairment charge of $215.3 million. Certain other intangible assets were also tested for impairment. Based on our testing, we took an additional impairment charge for other intangible assets in the amount of $27.1 million, including $14.2 million of other intangible assets impairment and $12.9 million of restructuring charges. See Note 6. Goodwill and Other Intangible Assets to our consolidated financial statements for further information.
Operating loss. The operating loss for fiscal 2005 was approximately $(335.5) million, representing a decrease in income of approximately $317.2 million from the prior year’s operating loss of approximately $(18.3) million. Included in the operating loss for fiscal 2005 are restructuring charges of approximately $54.3 million, and goodwill and other intangibles impairment of approximately $229.5 million. The fiscal 2004 operating loss included restructuring charges of approximately $12.1 million.
Reorganization charges. Reorganization charges aggregated approximately $39.2 million in fiscal 2005 and relate to expense or income items that we incurred or realized because we are in reorganization under our bankruptcy proceedings. The cost of these activities includes such items as (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of $33.2 million; (2) payroll related expenses to retain key employees during our reorganization of $5.6 million; (3) gains realized as we rejected certain of our lease agreements covering equipment and real estate of $(0.4) million; (4) the write-off of debt fees related to our pre-petition debt of $3.0 million; (5) interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities of $(0.5) million; and (6) gains realized on the sale of our excess properties of $(1.7) million.
Interest expense. Interest expense for fiscal 2005 was $41.4 million, representing an increase of $3.9 million from fiscal 2004’s expense of $37.5 million. The year-over-year increase was due primarily to amortization of debt fees and legal costs incurred for the pre-petition credit facility and the DIP Facility totaling approximately $4.3 million and $0.7 million in interest expense related to the $100 million convertible bond issuance in August 2005.
Provision for income taxes. The effective income tax benefit rate for fiscal 2005 was 8.8% compared to an effective income tax benefit rate of 39.9% for fiscal 2004. The lower effective income tax benefit rate relates principally to a valuation allowance recorded against deferred tax assets in 2005, and to the goodwill impairment charge as the goodwill was primarily nondeductible for tax purposes. See Note 17. Income Taxes to our consolidated financial statements for further information.

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
Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were approximately $1,643.8 million, or 47.4% of net sales, for fiscal 2004, representing an increase of approximately $38.3 million from fiscal 2003’s selling, delivery and administrative expenses of approximately $1,605.5 million, or 45.5% of net sales. Higher charges related to workers’ compensation accounted for 0.5% of the 2.2% increase in selling, delivery and administrative expenses as a percentage of net sales in fiscal 2004 compared to fiscal 2003. In addition, other labor and labor-related costs, while down in total dollars, accounted for 0.3% of this increase due to the decline in net sales. Costs associated with Program SOAR, advertising costs and environmental costs represented 0.3%, 0.2% and 0.2% of this increase, respectively. The remaining increase is principally due to the impact of slightly higher delivery costs compared to the decreased net sales base.
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

Provision for income taxes. The effective income tax benefit rate for fiscal 2004 was 39.9% compared to an effective income tax expense rate of 35.7% for fiscal 2003. The higher effective income tax benefit rate is due to a fiscal 2004 adjustment to our estimate for prior year tax accruals based upon a review of recently closed tax audits and amended filings. During fiscal 2004, we also received state approval for additional refundable tax credits related to prior tax years. See Note 17. Income Taxes to our consolidated financial statements for further information.
CASH RESOURCES AND LIQUIDITY
CASH FLOWS
During the fiscal year ended May 28, 2005 the Company generated $111.8 million of cash, which was the net impact of $116.3 million in cash generated from operating activities, $30.7 million in cash used in investing activities, and $26.2 million in cash generated from financing activities.
Cash from operating activities. Cash from operating activities for the fifty-two weeks ended May 28, 2005 was $116.3 million, which represents an increase of $4.0 million or 3.6% from cash generated in fiscal 2004 of $112.3 million. While the company posted a net loss of $379.3 million in fiscal 2005, a number of items that contributed to the loss were non-cash items, including $89.5 million, $242.4 million, $12.7 million, $34.3 million, $12.4 million, and $4.4 million for depreciation and amortization, write-off of goodwill and other intangibles, net non-cash reorganization charges, loss on sale, write-down or abandonment of assets, write-off of a prior service cost asset, and write-down of software assets, respectively. In addition, changes in working capital components generated $85.4 million in cash in fiscal 2005 primarily due to (1) the receipt of $41.5 million in income tax refunds; (2) an increase in accounts payable and accrued expenses due to the company’s bankruptcy which added $51.5 million (see Note 10. Liabilities Subject to Compromise in the consolidated financial statements included herein for information regarding the effects of bankruptcy on our pre-petition unsecured obligations); (3) an increase in our long-term self insurance reserves of $19.4 million; (4) a net increase in other items of $13.3 million; and (5) a decrease in accounts receivable which added $5.3 million. Changes in working capital components generated cash equal to $51.4 million in fiscal 2004. Cash flow from operating activities is one of the company’s primary sources of liquidity.
Cash used in investing activities. Cash used in investing activities for the fifty-two weeks ended May 28, 2005 was $30.7 million, $35.1 million, or 53.3%, less than fiscal 2004 of $65.8 million. The decrease is primarily attributable to lower additions to property and equipment of $26.1 million compared to fiscal 2004 and lower expenditures related to the acquisition and development of software assets of $8.6 million compared to fiscal 2004.
Cash used in financing activities. Cash generated from financing activities for the fifty-two weeks ended May 28, 2005 was $26.2 million compared to cash used from financing activities in fiscal 2004 which totaled $51.8 million. During fiscal 2005 we issued $100 million aggregate principal amount of our 6% senior subordinated convertible notes due August 15, 2014. During the year we reduced net long-term debt by $63.7 million in part due to the issuance of our 6% senior subordinated convertible notes and $9.5 million used to pay debt issuance costs. During fiscal 2004 we reduced long-term debt by $41.1 million and incurred debt issuance fees of $1.9 million. No dividends were paid in fiscal 2005 compared to $9.5 million paid in fiscal 2004.
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
At May 28, 2005 we owed $404.5 million under our pre-petition secured term loans and $71.9 million under our pre-petition secured revolving loan credit facility. In addition, at May 28, 2005 we had used our senior secured revolving credit facility to issue $172.3 million in letters of credit.

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
In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (1) the conversion of any of the bankruptcy cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (2) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (3) a change of control (as defined in the DIP Facility); (4) an order of the Bankruptcy Court permitting holders of security interests to foreclose on the debt on any of our assets which have an aggregate value in excess of $1.0 million; (5) the entry of any judgment in excess of $1.0 million against us, the enforcement of which remains unstayed; (6) certain Termination Events (as defined in the DIP Facility) related to ERISA plans; and (7) failure to make payments required by Section 302(f)(1) of ERISA where the amount determined under Section 302(f)(3) of ERISA is equal to or greater than $1.0 million, subject to certain exceptions. Notwithstanding acceleration pursuant to an event of default, the maturity date of the DIP Facility is June 2, 2007.
At May 28, 2005 we were in compliance with all financial covenants, terms and conditions of the DIP Facility.

As of May 28, 2005 we had not borrowed under the DIP Facility. However, the DIP Facility was utilized to support the issuance of letters of credit in the amount of $45.6 million primarily to support our workers’ compensation and auto liability insurance programs. As calculated at May 28, 2005, additional borrowing availability under the DIP Facility was approximately $154.4 million.
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
Contractual Obligations. The following is a summary of certain of our contractual obligations as of May 28, 2005;

Payments Due By Fiscal Year Under Certain Contractual Obligations (a)(g)
(dollars in thousands)
			Senior Secured				Unconditional
		DIP	Credit Facility	Subordinated	Capital	Operating	Purchase
Fiscal Years Ending	Total	Facility (b)	(c)	Notes (d)	Leases (e)(g)	Leases (f)(g)	Obligations (h)
2006	$716,066	$—	$476,402	$100,000	$11,514	$42,097	$86,053
2007	48,233	—	—	—	—	27,842	20,391
2008	35,161	—	—	—	—	16,036	19,125
2009	22,822	—	—	—	—	8,765	14,057
2010	9,330	—	—	—	—	4,162	5,168
Thereafter	10,236	—	—	—	—	6,366	3,870

Total	$841,848	$—	$476,402	$100,000	$11,514	$105,268	$148,664

(a)	The commitments listed herein include significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, the commitments shown above may not reflect actual cash outlays in future periods. In addition, under the Bankruptcy Code, we may reject certain executory contracts and leases, thus eliminating all or part of those future obligations.

(b)	On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (the “DIP Facility”) which provides for a $200.0 million commitment (the “Commitment”) of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility, as amended from time to time, provides for a secured revolving line of credit through June 2, 2007. The Commitment also may be used, with certain restrictions, for the issuance of letters of credit in the aggregate amount of $150.0 million of which $45.6 million was utilized at May 28, 2005. As of May 28, 2005, there were no borrowings outstanding under the revolving credit facility and we had $154.4 million available under the DIP Facility (of which up to $79.4 million could be used for additional letters of credit).

(c)	Borrowings under our variable rate senior secured credit facility are secured by all of our accounts receivable and a majority of our owned real property, intellectual property and equipment. The revolving credit line had a total capacity of $244.2 million of which $172.3 million was utilized to support the issuance of letters of credit and $71.9 million was borrowed. At May 28, 2005, there was no availability under the revolving credit line for additional borrowings or letters of credit. At May 28, 2005, we also had an aggregate $404.5 million borrowed under the Tranche A, B, and C term loans provided under the variable rate senior secured credit facility. We have presented this facility in our May 28, 2005 financial statements as amounts payable within one year due to our default under this facility.

(d)	On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 in a private placement. The notes are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion rate of 98.9854 shares per $1,000 principal amount of notes (an initial conversion price of $10.1025 per share), subject to adjustment. As these notes are unsecured, they are included in liabilities subject to compromise in our consolidated balance sheet at May 28, 2005.

(e)	During fiscal 2003 we entered into a capital lease to acquire hand-held computers and related equipment for use in our bakery delivery system and recorded a capital lease obligation of approximately $11.7 million to finance the purchase of this equipment. At May 28, 2005 we were in default on this lease. In March of 2006, the bankruptcy court approved a motion to transfer from the lessor to us all right, title and interest in this leased equipment for a general unsecured claim. Accordingly, the capital lease obligation on this equipment at May 28, 2005 in the amount of $5.7 million has been reclassified to Liabilities Subject to Compromise.

(f)	At May 28, 2005, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, on its effective date requires us to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. The effective date of this pronouncement was for all leases entered into or modified after December 31, 2002. At May 28, 2005, the maximum potential liability for all lease residual values guaranteed prior and subsequent to the effective date was $6.6 million and $4.6 million respectively. At May 28, 2005, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of $0.2 million.

(g)	Subsequent to May 28, 2005, we rejected unexpired capital and operating leases, which resulted in a reduction of approximately $0.9 million and $7.7 million, respectively, in the contractual obligations presented above.

(h)	The unconditional purchase obligations represent obligations as of May 28, 2005. This includes items such as ingredients, packaging, third party agreements to perform certain functions and other obligations.

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
Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sweeteners, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivatives positions as of May 28, 2005, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.
Interest rates. We enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. Our May 29, 2004 interest rate swap agreements fixed interest rates on $350.0 million in variable rate debt to fixed rates ranging from 5.47% to 7.91% and expired in July and August 2004. As these swap agreements expired in fiscal 2005, we discontinued management of interest rate risk principally due to the fact that our liquidity problems and subsequent filing for bankruptcy precluded the continuation of such activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Interstate Bakeries Corporation
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Interstate Bakeries Corporation (Debtor-in-Possession) and subsidiaries, (the “Company”) as of May 28, 2005 and May 29, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended May 28, 2005. Our audits also included the schedule of valuation and qualifying accounts listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 28, 2005 and May 29, 2004, and the results of its operations and its cash flows for each of the three years in the period ended May 28, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative working capital, downward sales trends, and the potential lack of liquidity should the Company be unable to successfully reorganize under its Chapter 11 bankruptcy filing, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 28, 2005, and our report dated October 3, 2006 disclaimed an opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting because of a scope limitation and expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of certain material weaknesses identified and the effects of a scope limitation.
DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 3, 2006

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	May 28,	May 29,
	2005	2004
ASSETS

Current assets
Cash	$151,558	$39,728
Accounts receivable, less allowance for doubtful accounts of $3,492 and $3,700, respectively	176,781	182,060
Inventories	69,431	71,901
Assets held for sale	10,582	452
Other current assets	83,850	108,577

Total current assets	492,202	402,718

Property and equipment, net	705,373	812,925
Goodwill	—	215,346
Other intangible assets	162,043	190,416
Other assets	39,032	52,392

Total assets	$1,398,650	$1,673,797

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities not subject to compromise
Current liabilities
Long-term debt payable within one year	$482,199	$542,701
Accounts payable	101,141	158,754
Accrued expenses	260,442	275,354

Total current liabilities	843,782	976,809

Long-term debt	—	10,362
Other liabilities	299,391	311,183
Deferred income taxes	90,172	113,735

Total liabilities not subject to compromise	1,233,345	1,412,089

Liabilities subject to compromise	282,229	—

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,337,000 and 45,381,000 shares outstanding, respectively	816	816
Additional paid-in capital	586,089	586,616
Retained earnings (loss)	(14,394)	364,886
Treasury stock, 36,242,000 and 36,198,000 shares at cost, respectively	(678,379)	(679,016)
Unearned restricted stock compensation	(3,521)	(6,982)
Accumulated other comprehensive loss	(7,535)	(4,612)

Total stockholders’ equity (deficit)	(116,924)	261,708

Total liabilities and stockholders’ equity (deficit)	$1,398,650	$1,673,797

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Fifty-Two Weeks Ended
	May 28,	May 29,	May 31,
	2005	2004	2003
Net sales	$3,403,505	$3,467,562	$3,525,780

Cost of products sold (exclusive of items shown below)	1,724,054	1,733,303	1,739,746
Selling, delivery and administrative expenses	1,630,921	1,643,757	1,605,512
Restructuring charges	54,293	12,066	9,910
Other charges	—	—	3,591
Depreciation and amortization	89,486	91,024	94,400
Loss on sale or abandonment of assets	10,744	5,738	2,345
Goodwill impairment	215,346	—	—
Other intangible assets impairment	14,197	—	—

	3,739,041	3,485,888	3,455,504

Operating income (loss)	(335,536)	(18,326)	70,276

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $4,150, $0 and $0, respectively)	41,430	37,543	41,226
Reorganization charges, net	39,206	—	—
Other income	(353)	(331)	(87)

	80,283	37,212	41,139

Income (loss) before income taxes	(415,819)	(55,538)	29,137
Provision (benefit) for income taxes	(36,539)	(22,168)	10,410

Net income (loss)	$(379,280)	$(33,370)	$18,727

Earnings (loss) per share
Basic	$(8.43)	$(0.74)	$0.42

Diluted	$(8.43)	$(0.74)	$0.41

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fifty-Two Weeks Ended
	May 28,	May 29,	May 31,
	2005	2004	2003
Operating activities
Net income (loss)	$(379,280)	$(33,370)	$18,727
Depreciation and amortization	89,486	91,024	94,400
Provision for deferred income taxes	7,750	(5,336)	(12,764)
Reorganization charges, net	39,206	—	—
Cash reorganization items	(26,473)	—	—
Non-cash interest expense — deferred debt fees	5,616	2,461	1,778
Non-cash interest on swap agreements	(655)	(3,217)	3,872
Non-cash common stock award	—	—	3,591
Non-cash restricted stock and deferred share compensation expense	1,762	2,146	899
Loss on sale, write-down or abandonment of assets	34,302	7,146	2,997
Write-off of goodwill and other intangibles	242,410	—	—
Write-down of software assets	4,424	—	—
Write-off prior service cost asset	12,384	—	—
Income tax benefit on employee stock transactions	—	4	2,113
Change in operating assets and liabilities
Accounts receivable	5,279	678	14,345
Inventories	2,470	2,780	358
Other current assets	(6,586)	(15,354)	(9,331)
Accounts payable and accrued expenses	51,490	25,817	13,117
Long-term portion of self insurance reserves	19,439	33,870	5,381
Other	13,332	3,650	16,113

Net cash from operating activities	116,356	112,299	155,596

Investing activities
Purchases of property and equipment	(29,175)	(55,266)	(100,737)
Sale of assets	4,156	4,701	6,475
Acquisition of other intangible assets	—	(198)	(4,670)
Acquisition and development of software assets	(6,206)	(14,758)	(7,487)
Other	513	(245)	62

Net cash used in investing activities	(30,712)	(65,766)	(106,357)

Financing activities
Reduction of long-term debt	(75,647)	(41,145)	(46,495)
Increase in revolving credit facility	11,902	—	—
Issuance of convertible bonds	100,000	—	—
Common stock dividends paid	—	(9,479)	(12,539)
Stock option exercise proceeds	—	776	10,299
Acquisition of treasury stock	(192)	(53)	(189)
Cash reorganization items	(398)	—	—
Debt fees	(9,479)	(1,865)	(2,199)

Net cash from (used in) financing activities	26,186	(51,766)	(51,123)

Net increase (decrease) in cash	111,830	(5,233)	(1,884)

Cash at the beginning of period	39,728	44,961	46,845

Cash at the end of period	$151,558	$39,728	$44,961

Cash payments (received)
Interest	$41,587	$39,453	$36,619
Income taxes	(41,506)	(2,339)	23,800
Non-cash investing and financing activities
Issuance of restricted stock	221	7,840	—
Accrued deferred share award liability settled through equity issuance	1,371	—	7,061
Equipment purchases financed with capital lease obligations	409	—	11,688
Real estate financed with capital lease obligations	—	—	1,888
Long-term debt reduction from lease rejections	1,560	—	—
Asset disposals from lease rejections	1,189	—	—

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands, except per share data)

							Treasury Stock
	Common						Held in Rabbi		Unearned	Accumulated	Total
	Stock Issued		Additional	Retained	Treasury Stock		Trust		Restricted	Other	Stockholders’
	Number	Par	Paid-in	Earnings	Number of		Number of		Stock	Comprehensive	Equity
	of Shares	Value	Capital	(Loss)	Shares	Cost	Shares	Cost	Compensation	Loss	(Deficit)
Balance June 1, 2002	80,684	$807	$568,315	$401,547	(36,858)	$(691,369)	—	$—	$—	$(4,957)	$274,343
Comprehensive income (a)	—	—	—	18,727	—	—	—	—	—	(12,255)	6,472
Deferred share award and related income tax effect	213	2	6,428	—	—	—	—	—	—	—	6,430
Share award and related income tax effect	133	1	3,500	—	—	—	—	—	—	—	3,501
Stock options exercised and related income tax benefit	549	6	10,707	—	90	1,699	—	—	—	—	12,412
Dividends paid — $0.28 per share	—	—	—	(12,539)	—	—	—	—	—	—	(12,539)
Treasury stock acquired	—	—	—	—	(7)	(189)	—	—	—	—	(189)
Transfer of treasury stock to rabbi trust	—	—	—	—	477	8,946	(477)	(8,946)	—	—	—

Balance May 31, 2003	81,579	816	588,950	407,735	(36,298)	(680,913)	(477)	(8,946)	—	(17,212)	290,430
Comprehensive loss (a)	—	—	—	(33,370)	—	—	—	—	—	12,600	(20,770)
Restricted share award	—	—	(2,098)	—	530	9,938	—	—	(7,840)	—	—
Restricted share compensation expense	—	—	—	—	—	—	—	—	800	—	800
Restricted share forfeitures and other	—	—	2	—	(4)	(74)	—	—	58	—	(14)
Stock options exercised and related income tax benefit	—	—	(238)	—	55	1,032	—	—	—	—	794
Dividends paid — $0.21 per share	—	—	—	(9,479)	—	—	—	—	—	—	(9,479)
Treasury stock acquired	—	—	—	—	(4)	(53)	—	—	—	—	(53)
Transfer of treasury stock from rabbi trust	—	—	—	—	(477)	(8,946)	477	8,946	—	—	—

Balance May 29, 2004	81,579	816	586,616	364,886	(36,198)	(679,016)	—	—	(6,982)	(4,612)	261,708
Comprehensive loss (a)	—	—	—	(379,280)	—	—	—	—	—	(2,923)	(382,203)
Restricted share award	—	—	(155)	—	20	375	—	—	(221)	—	(1)
Deferred share award	—	—	407	—	51	965	—	—	—	—	1,372
Restricted share compensation expense	—	—	—	—	—	—	—	—	2,978	—	2,978
Restricted share forfeitures and other	—	—	(779)	—	(87)	(511)	—	—	704	—	(586)
Treasury stock acquired	—	—	—	—	(28)	(192)	—	—	—	—	(192)

Balance May 28, 2005	81,579	$816	$586,089	$(14,394)	(36,242)	$(678,379)	—	$—	$(3,521)	$(7,535)	$(116,924)

(a)	See Note 22. Comprehensive Income (Loss) to these consolidated financial statements for the reconciliations of net income (loss) to comprehensive income (loss).
See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Voluntary Chapter 11 Filing
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819, 04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. Subsequently, on November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. Mrs. Cubbison’s Foods, Inc., or Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, was not originally included in the Chapter 11 filing. However, on January 14, 2006, Mrs. Cubbison’s filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). The respective $2.2 million and $2.0 million minority interest in Mrs. Cubbison’s is reflected in other liabilities at May 28, 2005 and May 29, 2004, respectively, and the minority interest impact on the statement of operations is insignificant for all periods presented. We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
On September 23, 2004, we entered into a Revolving Credit Agreement (the “DIP Facility”) with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The DIP Facility received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. The DIP Facility provides for a $200.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. We entered into the first amendment to the DIP Facility on November 1, 2004, the second amendment to the DIP Facility on January 20, 2005, the third amendment to the DIP Facility on May 26, 2005, the fourth amendment to the DIP Facility on November 30, 2005, the fifth amendment to the DIP Facility on December 27, 2005, the sixth amendment to the DIP Facility on March 29, 2006, the seventh amendment to the DIP Facility on June 28, 2006 and the eighth amendment to the DIP Facility on August 25, 2006 to reflect certain modifications. See Note 7. Debt for further discussion regarding the DIP Facility.
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
Fiscal year end — Our fiscal year is a 52 or 53-week period ending on the Saturday closest to the last day of May. Fiscal years 2005, 2004, and 2003 are 52-week periods.
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
Cash and cash equivalents — We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of bank balances totaling approximately $17.5 million and $45.3 million at May 28, 2005 and May 29, 2004, respectively.
Inventories — Inventories are stated at the lower of cost or market. Specific first-in first-out invoiced costs are used with respect to ingredients and packaging and average costs are used for finished goods.
The components of inventories are as follows:

	May 28,	May 29,
	2005	2004
	(dollars in thousands)
Ingredients and packaging	$47,617	$48,936
Finished goods	21,814	22,965

	$69,431	$71,901

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
Assets held for sale -— Property that is no longer used and is to be disposed of by sale is recognized in the financial statements at the lower of the carrying amount or estimated fair value, less estimated cost to sell, and is not depreciated after being classified as held for sale.
Lease obligations -— We lease office space, handheld computer equipment and real property used both for outlets for retail distribution of our bakery products and as depots and warehouses in our distribution system. All leases are accounted for under the guidance provided by Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases. These leases are classified as either capital leases or operating leases as appropriate. The amortization of assets under capital lease is included with depreciation expense.
Software costs — Costs associated with computer software projects during the preliminary project stage are expensed as incurred. Once management authorizes and commits to funding a project, appropriate application development stage costs are capitalized. Capitalization ceases when the project is substantially complete and the software is ready for its intended use. Training and maintenance costs associated with software applications are expensed as incurred. As of May 28, 2005 and May 29, 2004, approximately $22.0 million and $22.2 million, respectively, of capitalized software costs were included in other assets in the consolidated balance sheets. Interest cost capitalized as part of the development stage was approximately $0.3 million and $ 0.8 million in fiscal 2005 and 2004, respectively. There was approximately $13.1 million of software placed in service at the beginning of 2005. Software costs are amortized over an estimated useful life of seven years commencing when such assets are ready for their intended use, resulting in approximately $2.2 million of amortization expense in fiscal 2005. The remaining capitalized software assets of $10.1 million were not yet ready for their intended use and thus no amortization was recorded as of May 28, 2005.
Additionally, in fiscal 2005, a decision was made by management to cease all funding, work, and roll out of the final phase of a large software project. This event resulted in the abandonment of a software asset and consequently, it was determined that a portion of the asset was impaired and approximately $4.5 million of capitalized software costs were written-off in 2005.
Goodwill and other intangible assets — Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Other intangible assets, such as trademarks and trade names, are defined as purchased assets that also lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.
Goodwill and other intangible assets with indefinite useful lives are no longer amortized, and are required to be tested for impairment at least annually and more frequently if an event occurs which indicates the intangible asset may be impaired. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. We perform our annual impairment tests of goodwill and other intangible assets with indefinite useful lives at the end of our fiscal third quarter. The performance of our impairment testing requires us to determine the fair value of our goodwill and other intangible assets. We used a combined analysis of the Income and Market Approaches to reach a determination of fair value. Specifically, the Income Approach incorporates the use of discounted cash flows whereas the Market Approach incorporates the use of our publicly traded stock, along with consideration of multiples derived from guideline companies and similar transactions.
See Note 6. Goodwill and Other Intangible Assets to these consolidated financial statements regarding impairment of goodwill and other intangible assets.
Impairment of long-lived assets — We assess the net realizable value of long-lived assets, other than goodwill and other intangibles with indefinite useful lives discussed above, whenever events occur which indicate that the carrying value of the asset may be impaired.
Environmental liabilities — Our environmental liabilities typically result from the remediation of soil contamination caused by hydraulic lift and underground storage tank leakage and fuel spills at and around depot refueling stations. To manage our environmental related liabilities, we utilize our own employees and outside environmental engineering experts. We estimate future costs for known environmental remediation requirements and accrue for environmental related liabilities on an undiscounted basis when it is probable that we have incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of contaminated sites. Adjustments to the liabilities are made when additional information becomes available that affects the estimated remediation costs. In fiscal 2005, 2004 and 2003, charges to income were approximately $2.2 million, $5.1 million and $4.1 million, respectively for the cost of future remediation of contaminated sites. Accruals totaling approximately $8.5 million and $10.5 million were recorded at May 28, 2005 and May 29, 2004, respectively, for environmental related liabilities.
Liabilities subject to compromise. Under bankruptcy law, actions by creditors to collect amounts we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against us. All pre-petition obligations, except for secured debt and those other liabilities that we currently anticipate will not be impaired pursuant to a confirmed plan of reorganization, have been classified as liabilities subject to compromise in the fiscal 2005 consolidated balance sheet.
Pension obligations — We record the pension costs and the liabilities related to our defined benefit plan and American Bakers Association Retirement Plan, or ABA Plan, based upon actuarial valuations. These valuations include the key assumptions determined by management, including discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Changes in pension cost may occur in the future due to changes in the number of plan participants, changes in discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. Due to the lack of historical data, we have immediately recognized the impacts of all prior service costs, plan amendments, and actuarial gains (losses) associated with the ABA Plan. See Note 11. Employee Benefit Plans to these consolidated financial statements for related disclosures.
We also have a Supplemental Executive Retirement Plan (SERP), which provides retirement benefits to certain officers and other select employees. The SERP is an unfunded, non-tax qualified mechanism, which was used to enhance our ability to retain the services of certain employees. The operation of this plan was suspended as of November 11, 2004. See Note 12. Supplemental Executive Retirement Plan to these consolidated financial statements for related disclosures.
Reserves for self-insurance and postretirement benefits — We maintain insurance programs covering our exposure to workers’ compensation, general and vehicle liability and health care claims. Such programs include the retention of certain levels risks and costs through high deductibles and other risk retention strategies. Reserves for these exposures are estimated for reported but unpaid losses, as well as incurred but not reported losses, for our retained exposures and are calculated based upon actuarially determined loss development factors as well as other assumptions considered by management, including assumptions provided by our external insurance brokers, consultants and actuaries. The factors and assumptions used for estimating reserves are subject to change based upon historical experience, changes in expected cost and inflation trends, discount rates and other factors.
Derivative instruments — Derivative instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income (OCI), to the extent effective, depending on whether the derivative is designated and qualifies for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) during the current period. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the change in fair value of a derivative instrument determined to be ineffective under the rules is recognized in current earnings. We record the fair market value of our derivatives based on widely available market quotes, as well as information supplied by independent third parties.
See Note 9. Derivative Instruments to these consolidated financial statements regarding our derivative hedging activities.
Other comprehensive income (loss) — OCI relates to revenue, expenses, gains and losses which we reflect in stockholders’ equity but exclude from net income. We currently reflect the effect of accounting for derivative instruments which qualify for cash flow hedge accounting and the effect of the recognition of the minimum pension liability in OCI. See Note 22. Comprehensive Income to these consolidated financial statements for related disclosures.

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
Advertising and promotion costs — We record advertising and promotion costs in selling and delivery expenses. Advertising and promotion costs, through both national and regional media, are expensed in the period in which the costs are incurred. Such costs amounted to approximately $35.1 million, $47.5 million, and $42.6 million for fiscal 2005, 2004, and 2003, respectively.
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
Shipping and handling costs — We record shipping and handling costs in selling, delivery and administrative expenses. Such costs amounted to approximately $736.8 million, $778.2 million, and $766.2 million for fiscal 2005, 2004, and 2003, respectively.
Restructuring charges — Costs associated with any plan to restructure our operational infrastructure are reported as restructuring charges in our consolidated statements of operations. These restructuring efforts include the closure of a bakery; the partial shut down of a bakery’s production; the closing of distribution and bakery outlet operations; relocation of bakery equipment, production or distribution to another facility; centralization of work effort and other organizational changes. Reserves for estimated costs have been recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 5, Accounting for Contingencies. See Note 15. Restructuring Charges to these consolidated financial statements for related disclosures.
Long-term asset impairments related to restructurings are determined and recorded as described in the section above entitled, “Impairment of long-lived assets.”
Reorganization charges. Reorganization items are expense or income items that we incurred or realized because we are in bankruptcy. These items include professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings, loss accruals or gains or losses resulting from activities of the reorganization process, payroll related expenses to retain key employees during our reorganization, costs and claims, which stem from the rejection of leases, and interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities. See Note 16. Reorganization Charges to these consolidated financial statements for related disclosures.
Income taxes — We account for income taxes using an asset and liability approach that is used to recognize deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax carrying amounts of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our tax accrual requirements are periodically adjusted based upon events impacting our anticipated tax liabilities, such as the closing of examinations by taxing authorities. These adjustments are charged or credited to income in the period in which the determination is made. See Note 17. Income Taxes to these consolidated financial statements for related disclosures.
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
No stock options were granted during fiscal 2005. The weighted average fair value at date of grant for options granted during fiscal 2004 and 2003 was $4.75 and $7.05, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Expected dividend yield	2.0%	2.2%
Expected volatility	46.4%	43.8%
Risk-free interest rate	2.4%	2.9%
Expected term in years	4.0	4.0
Had we adopted the provisions of SFAS 123, estimated pro forma net income and earnings per share would have been as follows:

	Fifty-Two Weeks Ended
	May 28,	May 29,	May 31,
	2005	2004	2003
	(dollars in thousands, except per share data)
Net income (loss), as reported	$(379,280)	$(33,370)	$18,727
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,670	1,341	2,860
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,157)	(6,415)	(10,791)

Pro forma net income (loss)	$(380,767)	$(38,444)	$10,796

Basic earnings (loss) per share:
As reported	$(8.43)	$(0.74)	$0.42
Pro forma	(8.46)	(0.86)	0.24
Diluted earnings (loss) per share:
As reported	(8.43)	(0.74)	0.41
Pro forma	(8.46)	(0.86)	0.24
On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted, and the eligible options were granted, under our 1996 Stock Incentive Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation is being charged to expense over the vesting period, with approximately $2.9 million and $0.8 million recognized as expense in fiscal 2005 and 2004, respectively. See Note 14. Stock-Based Compensation to these consolidated financial statements for related disclosures.

Earnings per share — Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the effect of all potential dilutive common shares, primarily stock options outstanding under our stock compensation plan and the impact of our 6% senior subordinated convertible notes. See Note 21. Earnings (Loss) per Share to these consolidated financial statements for related disclosures.
Related party transactions — On September 21, 2004, we appointed Antonio C. Alvarez II as our Chief Executive Officer and John K. Suckow as our Executive Vice President and Chief Restructuring Officer. Messrs. Alvarez and Suckow, as employees of Alvarez & Marsal, or A&M, were designated as officers pursuant to a Letter Agreement. The terms and conditions of the Letter Agreement were approved by the Bankruptcy Court on October 25, 2004 for services to be provided by A&M. Under the terms of the Letter Agreement, expenses incurred for the services provided by A&M for the year ended May 28, 2005, excluding out-of-pocket expenses were approximately $8.6 million.
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
We purchase flour at market prices from Cereal Food Processors, Inc., a long-standing supplier, in the regular course of our business under a contract that terminated November 1, 2005. G. Kenneth Baum, a current director, beneficially owns not more than a 15% equity interest in Cereal Food Processors. Our flour purchases from Cereal Food Processors totaled approximately $87.5 million, $80.0 million, and $78.0 million for fiscal 2005, 2004, and 2003, respectively.
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
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However, if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. SFAS 154 will be effective for us in the first quarter of fiscal 2007.
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
3. Property and Equipment
Property and equipment consists of the following:

	May 28,	May 29,
	2005	2004
	(dollars in thousands)
Land and buildings	$440,164	$462,668
Machinery and equipment	1,023,527	1,088,985

	1,463,691	1,551,653
Less accumulated depreciation	(758,318)	(738,728)

	$705,373	$812,925

As we ready our property for sale, there will be instances where such property cannot be reclassified as an asset held for sale because the criteria for such a classification is not met. As of May 28, 2005 and May 29, 2004, we had approximately $1.3 million and $2.6 million, respectively, of such assets reflected in property and equipment on our consolidated balance sheet which we were actively marketing or otherwise planning a disposition. Impairment expense was taken in those instances where the net carrying value exceeded the estimated net realizable value of the related assets. Impairment expense was taken on these assets of $2.0 million and $1.3 million for the fiscal years 2005 and 2004.
Depreciation expense was approximately $87.0 million, $90.3 million, and $93.7 million for fiscal 2005, 2004, and 2003, respectively. Interest cost capitalized as part of the construction cost of capital assets was approximately $0.3 million, $0.1 million, and $1.2 million in fiscal 2005, 2004, and 2003, respectively.
4. Assets Held for Sale
As part of our continuing efforts to address our revenue declines and high cost structure, we have commenced a restructuring process for the consolidation and standardization of our distribution system, delivery routes and bakery outlets throughout the nation. This process also includes a review of productive capacity in our bakeries and where logical, we are closing bakeries and consolidating production. Total assets held for sale at May 29, 2004 amounted to approximately $0.5 million all of which were sold during fiscal 2005 resulting in a net gain of $0.4 million. Also, in fiscal 2005, additional excess assets amounting to $11.1 million were identified and reclassified to assets held for sale. Of the fiscal 2005 additions, all such assets were sold during fiscal 2005 and 2006 resulting in net gains of $13.3 million of which $1.6 million was recognized in fiscal 2005.

5. Lease Obligations
In the normal course of business, we enter into leases for office, transportation and delivery equipment as well as real estate used for both our retail outlets and as depots and warehouses in our distribution system. Future minimum lease payments under both operating and capital leases exclusive of taxes and insurance and all leases rejected as part of our reorganization process under our Chapter 11 proceedings as of May 28, 2005, are as follows:

Fiscal Years Ending	Capital Leases	Operating Leases
	(dollars in thousands)
2006	$5,797	$42,097
2007	3,414	27,842
2008	1,981	16,036
2009	1,378	8,765
2010	1,106	4,162
Thereafter	2,083	6,366

Total minimum lease payments	15,759	$105,268

Amounts representing interest	(4,245)

Present value of minimum lease payments	11,514
Less: Capital lease obligations, short-term	(5,797)
Reclassified to liabilities subject to compromise	(5,717)

Capital lease obligations, long-term	$—

Net rental expense under operating leases was approximately $66.2 million, $69.1 million, and $74.4 million for fiscal 2005, 2004, and 2003, respectively. The majority of the operating leases contain renewal options for varying periods. Certain leases provide us with an option to acquire the related equipment at a fair market value during or at the end of the lease term.
At May 28, 2005, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, on its effective date requires us to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. The effective date of this pronouncement was for all leases entered into or modified after December 31, 2002. At May 28, 2005, the maximum potential liability for all lease residual values guaranteed prior and subsequent to the effective date of the guidance was $6.6 million and $4.6 million, respectively. At May 28, 2005 and May 29, 2004, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of $0.2 million and $0.3 million, respectively.
Certain of our leases for retail outlets and depots and warehouses in our distribution system are classified as capital leases. Included in land and buildings we had approximately $8.8 million and $11.4 million of asset cost under capital lease and related accumulated depreciation of approximately $4.0 million and $4.3 million at May 28, 2005 and May 29, 2004, respectively.
During fiscal 2003 we entered into a capital lease to acquire hand-held computers and related equipment for use in our bakery delivery system and recorded a capital lease obligation of approximately $11.7 million to finance the purchase of this equipment. The related accumulated depreciation on the equipment was approximately $7.4 million and $4.8 million at May 28, 2005 and May 29, 2004, respectively. At May 28, 2005 we were in default on this lease. In March of 2006, the bankruptcy court approved a motion to transfer from the lessor to us all right, title and interest in this leased equipment for a general unsecured claim. Accordingly, the capital lease obligation on this equipment at May 28, 2005 in the amount of $5.7 million has been included in liabilities subject to compromise.
6. Goodwill and Other Intangible Assets
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
Additionally, as a result of our restructuring and reorganization activities subsequent to our filing for bankruptcy, we also tested certain of our intangible assets for possible impairment. Such further testing revealed that certain of our other intangible assets were also impaired. A pre-tax impairment charge for $23.2 million was taken on certain of our indefinite lived assets and a pre-tax impairment charge of $3.9 million was taken on other finite lived assets. These charges resulted from plant closures and other activities which impaired the value of certain of our trademarks and trade names.
Goodwill and other intangibles assets consist of the following:

	May 28,	May 29,
	2005	2004
	(dollars in thousands)
Goodwill
Gross carrying amount	$215,346	$215,346
Impairment charge	(215,346)	—

Net carrying amount	$—	$215,346

Intangible assets with indefinite lives (generally trademarks and trade names)
Gross carrying amount	$180,662	$180,662
Impairment charge	(23,191)	—

Net carrying amount	$157,471	$180,662

Intangible assets with finite lives
Gross carrying amount	$19,484	$19,484
Less:
Accumulated amortization	(11,040)	(9,730)
Impairment charge	(3,872)	—

Net carrying amount	$4,572	$9,754

The following is a reconciliation of the impairment charges related to our other intangible assets and indicates where such items are reflected in the consolidated statement of operations:

Fifty-Two Weeks Ended
May 28, 2005
(dollars in thousands)
Intangible assets with indefinite lives impairment	$23,191
Intangible assets with finite lives impairment	3,872

Total impairment	27,063

Restructuring charges (A)	(12,866)

Other intangible assets impairment	$14,197

(A)	See Note 15. Restructuring and Other Charges to these consolidated financial statements for more information.
Intangible amortization expense for fiscal 2005, 2004, and 2003 was approximately $1.3 million, $1.5 million, and $1.5 million, respectively. Of these amounts, $0.8 million for each year was recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of operations. Intangible amortization for each of the subsequent five fiscal years is estimated at $0.9 million for 2006, 2007, and 2008, $0.8 million for 2009, and $0.4 million for 2010, with virtually all to be recorded as a reduction of net sales.

7. Debt
Long-term debt consists of the following:

	May 28,	May 29,
	2005	2004
	(dollars in thousands)
Secured:
Post-petition credit agreement	$—	$—
Senior secured credit facility – pre-petition	476,402	537,626
Unsecured:
6% senior subordinated convertible notes – pre-petition	100,000	—
Capital leases – pre-petition	11,514	15,437

	587,916	553,063
Less:
Current portion	(482,199)	(542,701)
Pre-filing date claims included in liabilities subject to compromise	(105,717)	—

Long-term debt	$—	$10,362

Post-Petition Credit Agreement
On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (the DIP Facility) which provides for a $200.0 million commitment (the Commitment) of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility originally provided for a secured revolving line of credit through September 22, 2006, which date has been extended to June 2, 2007 pursuant to the eighth amendment. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount of $150.0 million (increased from the original limitation of $75.0 million as a result of prior amendments) of which $45.6 million was utilized at May 28, 2005. We pay fees approximating 3.0% on the balance of all letters of credit issued and outstanding under the DIP Facility. The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. Interest on borrowings under the DIP Facility is at either the alternate base rate (as defined in the DIP Facility) plus 1.75%, or, at our option, the London Interbank Offered Rate (LIBOR) plus 2.75%. We also pay a commitment fee of 0.50% on the unused portion of the DIP Facility. Interest is payable monthly in arrears. As of May 28, 2005, there were no borrowings outstanding under the DIP Facility and we had $154.4 million available under the DIP Facility (of which up to $79.4 million could be used for additional letters of credit).
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
During fiscal year 2005, we completed three amendments with the DIP Facility lenders. The amendments included the following: (a) the specification of maximum capital expenditures permitted (b) an increase in the maximum letter of credit facility from $75.0 million to $125.0 million (c) the specification of minimum cumulative EBITDA performance goals and (d) the specification of maximum cash restructuring charges permitted. Furthermore, during fiscal year 2006, we completed three additional amendments. We completed a fourth amendment in November 2005 which authorized us to make payments up to $12.0 million for certain pre-petition real property claims and other secured claims which were prohibited by the DIP Facility that were accruing post-petition interest and or penalties. Our fifth amendment was completed in December 2005 and provides us with the flexibility needed to continue to seek a resolution regarding the status of the ABA Plan as either a multiple employer plan or an aggregate of single employer plans. Also this amendment restated the cumulative consolidated EBITDA required under the DIP Facility and provided for a “suspension period” from December 10, 2005 through June 3, 2006 where we would not be required to meet the cumulative EBITDA requirements if our letter of credit usage under the DIP Facility met certain prescribed limits. The sixth amendment was completed in March 2006 and provided us with (1) the option of extending the expiration date of the letters of credit issued under the DIP Facility for up to 365 days beyond September 22, 2006 concurrent with the posting of cash collateral (as described in the DIP Facility); (2) the extension of the delivery date for the consolidated financial statements for May 28, 2005, June 3, 2006 and the first, second and third quarters of fiscal 2006 to such time as the financial statements are available and (3) the extension of the delivery of certain budget information from April 18, 2006 to June 30, 2006. In fiscal 2007, we completed two additional amendments. The seventh amendment extended the suspension period established by the fifth amendment from June 3, 2006 through July 29, 2006. The eighth amendment extended the maturity date of the DIP Facility to June 2, 2007 and made certain other financial accommodations, including (1) increased the sub-limit for the issuance of letters of credit to $150.0 million from $125.0 million, (2) extended the period for delivery of financial statements, (3) reset the maximum capital expenditures covenant levels and (4) amended the cumulative consolidated EBITDA amounts. These covenant adjustments and accommodations were made in lieu of extending the suspension period set forth in prior amendments.
Senior Secured Credit Facility
During fiscal year 2002, we entered into a $900.0 million senior secured credit facility agreement with a syndicate of banks and institutional lenders which includes (1) a five-year $375.0 million term loan A, repayable in quarterly installments; (2) a six-year $125.0 million term loan B, repayable in quarterly installments; (3) a five-year $100.0 million term loan C, repayable in quarterly installments and (4) a five-year $300.0 million revolving credit facility, maturing in July 2006, which allowed for up to $215.0 million for letters of credit. At May 28, 2005, we owed $187.5 million, $120.0 million, $97.0 Million and $71.9 million under the term loan A, term loan B, term loan C and the revolving credit facility, respectively. At May 28, 2005, there was no availability for additional borrowing or issuance of letters of credit under the revolving credit facility. The Senior Secured Credit Facility is secured by all accounts receivable and a majority of owned real property, intellectual property and equipment. The outstanding borrowings bear interest at variable rates generally equal to LIBOR plus 3.0% on term loan A and the revolving credit facility (7.23% at May 28, 2005), LIBOR plus 3.25% on term loan B (7.29% at May 28, 2005) and LIBOR plus 3.0% on term loan C (7.26% at May 28, 2005). We also pay a facility fee of 0.50% on the revolving credit facility commitment. At May 28, 2005 we had $172.3 million in letters of credit outstanding. We pay fees ranging from 3.625% to 4.0% on the balance of all letters of credit outstanding under the senior secured credit facility.
The senior secured credit facility agreement contains covenants which, among other matters (1) limit our ability to incur indebtedness, merge, consolidate and acquire, dispose of or incur liens on assets; and (2) limit aggregate payments of cash dividends on common stock and common stock repurchases.
Due to the secured nature of the Senior Secured Credit Facility, amounts outstanding are not considered as liabilities subject to compromise and interest, fees and expenses continue to be accrued and paid monthly. We have reflected the total amount due under our Senior Secured Credit Facility as amounts payable within one year due to the lack of compliance with various debt covenants during fiscal 2005.
6% Senior Subordinated Convertible Notes
On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 in a private placement. Purchasers had an option to purchase in the aggregate up to $20.0 million in additional notes for a period of 60 days following the closing, which purchase option was not exercised. The notes are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion rate of 98.9854 shares per $1,000 principal amount of notes (an initial conversion price of $10.1025 per share), subject to adjustment. As these notes are unsecured, they are included in liabilities subject to compromise and the accrual of interest has been suspended.
At May 28, 2005, we have classified all of our debt as payable within one year due to our default under credit agreements or due to the effects of our bankruptcy process.
The foregoing commitments include significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, the commitments shown above may not reflect actual cash outlays in the future period.
We believe, based upon the variable nature of our interest terms that the carrying value of our senior secured credit facility as of May 28, 2005 and May 29, 2004 approximated fair value. We have suspended interest payments on our 6% subordinated convertible notes and have reclassified the notes to liabilities subject to compromise. Accordingly, there is no reasonable method to determine the fair value of these notes at May 28, 2005.
In fiscal 2005, we incurred approximately $10.4 million in debt fees, which included syndication and structuring fees on our DIP, placement fees on our $100.0 million 6% senior subordinated convertible bonds, and amendment fees on our senior secured credit facility agreement. Additionally, included in this balance is approximately $1.6 million in legal costs related to the above debt. In fiscal 2004 we incurred approximately $1.9 million in conjunction with the senior secured credit facility agreement. These costs, except for the fees in the amount of $3.0 million for placement of the $100.0 million 6% senior subordinated convertible bonds, which were written off as a reorganization expense, and $0.9 million of legal fees that were directly expensed in accordance with Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, are classified as other assets in the consolidated balance sheets and are being amortized as interest expense over the term of the respective debt agreements.
8. Accrued Expenses and Other Liabilities
Included in accrued expenses are the following:

	May 28,	May 29,
	2005	2004
	(dollars in thousands)
Self-insurance reserves	$91,170	$92,949
Payroll, vacation and other compensation	73,267	80,880
Pension and welfare	27,396	36,420
Taxes other than income	30,262	25,519

Included in other liabilities are the following:

	May 28,	May 29,
	2005	2004
	(dollars in thousands)
Accumulated postretirement benefit obligation	$94,522	$98,373
Self-insurance reserves	118,758	101,920
9. Derivative Instruments
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
The majority of our derivative instruments related to wheat and natural gas are designated and qualify as cash flow hedges under SFAS No. 133. The wheat instruments are designated as cash flow hedges under the long-haul method, which requires us to evaluate the effectiveness of the hedging relationships on an ongoing basis and to recalculate changes in fair value of the derivatives and the related hedged items independently. Unrealized gains or losses on cash flow hedges are recorded in OCI, to the extent the cash flow hedges are effective, and are reclassified to earnings in the period in which the hedged forecasted transaction impacts earnings. For hedges of future commodities needs, earnings are impacted when our products are produced. In addition, from time to time we enter into commodity derivatives, principally corn, soybean oil, and heating oil, in which we do not elect to apply hedge accounting. Realized and unrealized gains or losses on these positions are recorded in the consolidated statements of operations in cost of products sold or selling, delivery and administrative expenses as appropriate.
We enter into interest rate swap agreements with major banks and institutional lenders to manage the interest rate risk associated with our variable rate debt. Our final interest rate swap agreements expired in July and August 2004 and we have not entered into any new agreements.
At May 28, 2005, we had accumulated gains of $0.5 million, net of income taxes, related to commodity derivatives which were substantially realized and recorded in OCI, with offsetting entries to other current assets. During fiscal 2005, we recognized a loss of $0.7 million, net of income taxes, in cost of products sold resulting from hedge ineffectiveness of commodity hedges.
At May 29, 2004 we had accumulated losses of $0.5 million, net of income taxes and amounts reclassified to earnings, related to interest rate swaps and recorded to OCI, with offsetting entries to accrued expenses. At May 29, 2004, we also had accumulated gains of $0.2 million, net of income taxes, related to commodity derivatives and recorded to OCI, with offsetting entries to other current assets. In addition, at May 29, 2004, we had accumulated losses on commodity hedges for which we did not elect to apply hedge accounting of $0.2 million, net of income taxes, that were recorded to cost of products sold and accrued expenses. We recognized a gain in earnings resulting from hedge ineffectiveness of commodity hedges of $1.0 million, net of income taxes, in cost of products sold in fiscal 2004.
During fiscal 2003, we recognized a gain in earnings resulting from hedge ineffectiveness of commodity hedges of $0.6 million, net of income taxes, in cost of products sold.
All derivative gains recorded in accumulated other comprehensive loss, are expected to be reclassified to earnings during the next 12 months.

At May 28, 2005, the fair value of our commodity derivatives was de minimis based upon widely available market quotes. At May 29, 2004, the fair value of our interest rate swaps was a loss of $1.5 million based upon quotes from third party financial institutions and the fair value of our commodity derivatives was a loss of $0.4 million.
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
On December 14, 2004, the Court entered an Order establishing March 21, 2005 as the last date for all persons and entities holding or wishing to assert bankruptcy claims against the Company or one of its subsidiaries to file a proof of claim form. As of May 31, 2006, we have received over 8,900 claims some of which have been filed after the deadline established by the court. We continue to evaluate all claims asserted in the bankruptcy proceedings and file periodic motions with the court to reject, modify, liquidate or allow such claims. In addition, we may receive additional claims resulting from the future rejection of executory contracts where the deadline to file a claim resulting from a contract rejection is a function of when such contracts are formally rejected. We continue to evaluate all bankruptcy claims asserted in our Chapter 11 proceedings. Amounts that we have recorded may, in certain instances, be different than amounts asserted by our creditors and remain subject to reconciliation and adjustment.
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain real property claims. We also have suspended the accrual of interest on the unsecured 6% Senior Subordinated Convertible Notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. Contractual interest on those obligations amounts to $4.8 million, which is $4.1 million in excess of recorded interest expense. See Note 7. Debt to these consolidated financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.
The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheet as of May 28, 2005.

May 28, 2005
(dollars in thousands)
Accounts payable	$129,294
Taxes payable	10,264
Retirement obligations (SERP and deferred compensation)	13,821
Legal reserve	12,931
Interest bearing debt and capital leases	105,717
Other	10,202

$282,229

11. Employee Benefit Plans
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
Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements after the restatement of the 2004 and prior financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of May 28, 2005, we have recorded a net pension benefit obligation liability of approximately $62 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
The following tables details our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.

The components of the pension expense for the ABA Plan are as follows:

	Fifty-Two Weeks Ended
	May 28,	May 29,	May 31,
	2005	2004	2003
	(dollars in thousands)
Service cost	$2,051	$2,512	$2,152
Interest cost	3,252	2,870	2,739
Expected return on negative plan assets	398	257	159
Recognition of
Prior service cost	423	1,358	757
Actuarial (gain) loss	7,708	(1,061)	8,546

Total periodic pension cost	13,832	5,936	14,353
Curtailment gain included in restructuring charges (See Note 15. Restructuring Charges)	(2,641)	—	—

Net pension expense	$11,191	$5,936	$14,353

The aggregate changes in our benefit obligation and plan assets, along with actuarial assumptions used, related to the ABA Plan as an aggregate of single employer plans are as follows:

	May 28,	May 29,
	2005	2004
	(dollars in thousands)
Benefit obligation at beginning of year	$51,463	$49,118
Service cost	2,051	2,512
Interest cost	3,252	2,870
Benefit and expense payments	(3,308)	(3,225)
Plan amendment	423	1,358
Actuarial (gain) loss	8,566	(1,170)
Curtailment gain	(2,641)	—

Benefit obligation at end of year	59,806	51,463

Fair value of plan assets at beginning of year	(4,289)	(2,253)
Employer contributions	4,694	1,554
Benefits and expense payments	(3,308)	(3,225)
Actual return on plan assets	459	(365)

Fair value of plan assets at end of year	(2,444)	(4,289)

Net benefit obligation liability at end of year	$62,250	$55,752

Weighted average actuarial assumptions (using a measurement date of May 31):
Discount rate	5.5%	6.5%
Expected return on plan assets	7.5%	7.5%
The ABA Plan’s net benefit obligation liability is recorded in other liabilities except for the current portion of $12.0 million and $4.6 million for May 28, 2005 and May 29, 2004, respectively, which is recorded in accrued expenses.
The ABA Plan is invested in a diversified portfolio of securities. The plan asset categories as of May 28, 2005 are as follows: domestic equities 55%, fixed income 40% and cash and cash equivalents 5%.
Based upon historical returns, current asset mix and the target asset allocation as determined by the plan’s trustees, we have used a weighted average expected return on plan assets of 7.5%.

Subsequent to year end, in January, April, and July 2006, we failed to make three required quarterly minimum funding contributions for a total of approximately $11.0 million to the ABA Plan and filed the necessary report with the PBGC. In addition, in June 2006 we received notice of a corrective contribution of $13.9 million, which we did not pay. The status of future employer contributions is currently unknown. Our estimated future benefit payments required under the ABA Plan are as follows:

Fiscal Years Ending	(dollars in thousands)

Benefit payments
2006	$3,311
2007	3,338
2008	3,410
2009	3,486
2010	3,589
2011-2015	19,556
Defined Benefit Pension Plan
We also maintain a defined benefit pension plan to benefit certain union and nonunion employee groups, with participation generally resulting from business acquisitions. The components of the pension expense for the defined benefit pension plan are as follows:

	Fifty-Two Weeks Ended
	May 28,	May 29,	May 31,
	2005	2004	2003
	(dollars in thousands)
Service cost	$673	$704	$653
Interest cost	3,728	3,715	3,794
Expected return on plan assets	(4,347)	(3,354)	(4,434)
Recognition of
Prior service cost	173	177	(9)
Actuarial loss	200	1,441	—

Net pension expense	$427	$2,683	$4

The aggregate changes in our benefit obligation and plan assets, along with actuarial assumptions used, related to the defined benefit pension plan are as follows:

	May 28,	May 29,
	2005	2004
	(dollars in thousands)
Benefit obligation at beginning of year	$63,520	$63,237
Service cost	673	704
Interest cost	3,728	3,715
Amendments	998	—
Actuarial loss	4,560	466
Employee contributions	58	67
Benefits and expenses paid	(4,815)	(4,669)

Benefit obligation at end of year	68,722	63,520

Fair value of plan assets at beginning of year	54,473	43,648
Actual return on plan assets	5,256	13,998
Employer contributions	4,202	1,429
Employee contributions	58	67
Benefits and expenses paid	(4,815)	(4,669)

Fair value of plan assets at end of year	59,174	54,473

Plan assets less than benefit obligation	9,548	9,047
Unrecognized prior service cost	(2,275)	(1,450)
Unrecognized net loss	(11,680)	(8,229)
Additional minimum pension liability	13,086	8,123

Net benefit obligation liability at end of year	$8,679	$7,491

Intangible asset at end of year	$2,275	$1,450
Weighted average actuarial assumptions (using a measurement date of March 31):
Discount rate	6.0%	6.0%
Expected return on plan assets	8.5%	8.0%
Rate of compensation increase	4.5%	4.5%
We recorded a minimum pension liability in other liabilities of approximately $13.1 million at May 28, 2005 and $8.1 million at May 29, 2004, representing the excess of the unfunded accumulated benefit obligation over plan assets and accrued pension costs. Of the ending liability balances at May 28, 2005 and May 29, 2004, approximately $1.3 million and $3.4 million, respectively, were included in accrued expenses. An intangible asset equal to the unrecognized prior service costs of approximately $2.3 million at May 28, 2005 and $1.4 million at May 29, 2004 was also recorded. The remaining approximately $10.8 million at May 28, 2005 and $6.7 million ($4.2 million net-of-tax) at May 29, 2004 was recorded to equity in OCI.
The defined benefit pension plan is invested in a diversified portfolio of securities. The plan asset categories as of May 28, 2005 are as follows: equities 79%, bonds 15% and cash and cash equivalents 6%. The target asset allocation for the plan is as follows: equities 78% and bonds 22%.
Based upon historical returns, current asset mix and our target asset allocation which is focused on equities, we have used a weighted average expected return on plan assets of 8.5% for 2005 and 8.0% previously.
Our estimated future cash flows for the defined benefit pension plan are as follows:

Fiscal Years Ending	(dollars in thousands)

Employer contributions
2006	$1,283

Benefit payments
2006	$4,271
2007	4,299
2008	4,380
2009	4,468
2010	4,552
2011-2015	24,678

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
In early December 2003, we announced a major revision to our nonunion postretirement health care plans that was effective on January 1, 2004. The revision required grandfathered participants and their dependents over 65 years of age, who generally have only supplemental benefits after Medicare eligibility, to contribute at levels intended to fully fund the coverage provided. In addition, the revision required participants and their dependents between ages 60 and 65 to contribute at levels intended to fund approximately 40% of the plan costs. These plan changes reduced our accumulated postretirement benefit obligation, which is unfunded, by approximately $70.0 million.
In April 2005, the bankruptcy court approved a motion to discontinue nonunion postretirement health care coverage for all future retirees, although participation is open to grandfathered retirees and dependents through age 65. This plan change further reduced our accumulated postretirement benefit obligation by $9.2 million.
The components of the net postretirement benefit expense are as follows:

	Fifty-Two Weeks Ended
	May 28,	May 29,	May 31,
	2005	2004	2003
	(dollars in thousands)
Service cost	$2,773	$4,988	$4,854
Interest cost	4,840	8,330	12,982
Amortization:
Unrecognized prior service benefit	(6,644)	(3,473)	(945)
Unrecognized net loss	1,619	4,386	4,926

Total postretirement benefit expense	2,588	14,231	21,817
Curtailment gain included in restructuring charges (See Note 15. Restructuring Charges)	(4,272)	—	—

Net postretirement benefit expense	$(1,684)	$14,231	$21,817

The aggregate change in our accumulated postretirement benefit obligation (APBO), which is unfunded, is as follows:

	May 28,	May 29,
	2005	2004
	(dollars in thousands)
APBO at beginning of year	$76,367	$202,221
Service cost	2,773	4,988
Interest cost	4,840	8,330
Participant contributions	5,071	3,620
Plan amendment	(9,152)	(72,268)
Plan curtailment	(2,870)	—
Prior service cost	—	16,579
Actuarial gain	(1,495)	(72,345)
Benefits paid	(12,321)	(14,758)

APBO at end of year	63,213	76,367
Unrecognized prior service benefit	63,264	64,552
Unrecognized net loss	(25,937)	(31,446)

Accrued postretirement benefit	100,540	109,473
Less current portion in accrued expenses	(6,018)	(11,100)

APBO included in other liabilities	$94,522	$98,373

In determining the APBO, the weighted average discount rate was assumed to be 5.5%, 6.5%, and 5.5% for fiscal 2005, 2004, and 2003, respectively. The assumed health care cost trend rate for fiscal 2005 was 9.0%, declining gradually to 5.5% over the next 8 years. A 1.0% increase in this assumed health care cost trend rate would increase the service and interest cost components of the net postretirement benefit expense for fiscal 2005 by approximately $0.8 million, as well as increase the May 28, 2005 APBO by approximately $5.6 million. Conversely, a 1.0% decrease in this rate would decrease the fiscal 2005 expense by approximately $0.7 million and the May 28, 2005 APBO by approximately $5.0 million.
Our estimated future cash flows for the postretirement benefit plan are as follows:

Fiscal Years Ending	(dollars in thousands)

Employer contributions (reduced by expected participant contributions)
2006	$6,018

Benefit payments (exclusive of participant contributions)
2006	$8,020
2007	7,480
2008	6,966
2009	6,557
2010	6,208
2011-2015	29,886
Employee Stock Purchase Plan
On September 21, 2004, in conjunction with our bankruptcy filing, we terminated our 1991 Employee Stock Purchase Plan. The Plan was noncompensatory, which allowed all eligible employees to purchase our common stock.

Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan for eligible employees not covered by union plans. Contributions are based upon voluntary employee contributions plus a discretionary company profit-driven contribution. We did not make the discretionary company contribution under our defined contribution retirement plan for calendar years 2005 and 2004. Retirement expense related to this plan was approximately $0.2 million, $17.8 million and $18.4 million for fiscal 2005, 2004, and 2003, respectively. Fiscal 2005 retirement expense reflects a $5.0 million reversal of amounts accrued during fiscal 2004 related to the decision during fiscal 2005 to forgo the calendar year 2004 discretionary company contribution.
Negotiated Multi-Employer Pension Plans
Approximately 82% of our employees are covered by collective bargaining agreements. Employees covered by collective bargaining agreements that are expired or will expire in one year represent approximately 25% of our workforce. We contribute to 44 multi-employer pension plans on behalf of employees covered by our collective bargaining agreements. Bakery and Confectionery Union and Industry International Pension Fund, which covers the largest number of our union employees, provides retirement benefits to approximately 9,500 of our total employees. Our collective bargaining agreements determine the amount of annual contributions we are required to make to the multi-employer pension plans in which our union employees participate. The pension plans provide defined benefits to retired participants and, in some cases, their beneficiaries. The multi-employer plans are managed by trustees, who are appointed by management of the employers participating in the plans (including our company, in some cases) and the affiliated unions, who have fiduciary obligations to act prudently and in the best interests of the plan’s participants. We recognize as net pension cost contractually required contributions and special periodic assessments, and recognize as a liability any contribution due or unpaid. Expense for these plans was approximately $133.5 million, $132.0 million and $128.0 million for fiscal 2005, 2004, and 2003, respectively. Based on the most recent information available to us, we believe that certain of the multi-employer pension plans to which we contribute are substantially underfunded.
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
Multi-Employer Postretirement Health Care Benefit Plans
We also participate in a number of multi-employer plans which provide postretirement health care benefits to substantially all union employees not covered by our plans. Amounts reflected as benefit cost and contributed to such plans, including amounts related to health care benefits for active employees, totaled approximately $205.7 million, $193.5 million, and $186.5 million in fiscal 2005, 2004, and 2003, respectively.

12. Supplemental Executive Retirement Plan
We established a Supplemental Executive Retirement Plan (SERP) effective June 2, 2002. The SERP provided retirement benefits to certain officers and other select employees. The SERP is a non-tax qualified mechanism, which was intended to enhance our ability to retain the services of certain employees. The benefits were limited to a maximum of 1.8% of a participant’s final average salary multiplied by the years of credited service up to twenty years. In fiscal 2003, we entered into a rabbi trust agreement to protect the assets of the SERP for our participating employees. As of May 31, 2003, our consolidated balance sheets included the treasury stock held in the rabbi trust. These shares were excluded from the calculation of earnings per share. On July 31, 2003, the treasury stock was taken out of the rabbi trust and replaced with cash equal to the market value of the shares. Included in other assets on the consolidated balance sheet as of May 28, 2005 and May 29, 2004 is approximately $5.7 million and $5.8 million, respectively, of restricted assets held in the rabbi trust.
Subsequent to our bankruptcy filing, we suspended the SERP as of November 11, 2004. The related suspension of payments and accruals of service credit under our SERP resulted in a net curtailment loss of approximately $10.3 million, which included a curtailment loss related to the write-off of prior service costs of approximately $12.4 million and a curtailment gain of approximately $2.1 million resulting from the reduction in the salary increase assumption to zero. An additional $1.5 million of the curtailment gain was offset to the actuarial loss not yet recognized at the date of the plan suspension. Approximately $9.9 million representing the portion of the SERP liability at May 28, 2005 attributable to retired participants has been reclassified to liabilities subject to compromise.
The components of the SERP expense are as follows:

	Fifty-Two Weeks Ended
	May 28,	May 29,	May 31,
	2005	2004	2003
	(dollars in thousands)
Service cost	$462	$1,066	$834
Interest cost	1,494	1,508	1,396
Recognition of
Prior service cost	1,259	2,729	2,729
Actuarial loss	58	103	—

Net periodic pension cost	3,273	5,406	4,959
Net curtailment loss related to plan suspension	10,341	—	—

Total SERP expense	$13,614	$5,406	$4,959

The aggregate changes in our SERP, along with actuarial assumptions used, are as follows:

	May 28,	May 29,
	2005	2004
	(dollars in thousands)
SERP obligation at beginning of year	$26,928	$24,258
Service cost	462	1,066
Interest cost	1,494	1,508
Plan amendment	(3,511)	—
Actuarial (gain) loss	(2,619)	538
Benefits paid	(181)	(442)

SERP obligation at end of year	22,573	26,928

Fair value of SERP assets at beginning of year	—	—
Employer contributions	181	442
Benefits paid	(181)	(442)

Fair value of SERP assets at end of year	—	—

Unfunded status	22,573	26,928
Unrecognized prior service cost	—	(13,644)
Unrecognized net actuarial gain (loss)	561	(3,583)
Additional minimum liability	—	13,865

Total SERP liability	23,134	23,566
SERP liability classified as liabilities subject to compromise	(9,918)	—

Net SERP liability included in other liabilities	$13,216	$23,566

Intangible asset included in other long-term assets	$—	$13,644

Weighted average actuarial assumptions (using a measurement date of March 31):
Discount rate	6.0%	6.0%
Rate of compensation increase	—	4.0%

We had no additional minimum liability or intangible asset equal to the unrecognized prior service costs at May 28, 2005. At May 29, 2004, we recorded an additional minimum liability of approximately $13.8 million representing the excess of the unfunded accumulated benefit obligation over plan assets and accrued pension costs. Furthermore, an asset equal to the unrecognized prior service costs of approximately $13.6 million was also recognized. The excess additional minimum liability over the prior service costs of approximately $0.2 million was recorded to equity, in OCI, at a net-of-tax amount of approximately $0.1 million.
Due to the suspension of the SERP, we are not currently contributing funds or paying benefits out of the plan. Future contributions and benefit payments are dependent on the disposition of the plan in conjunction with the bankruptcy reorganization plan.
13. Key Employee Retention Plan
On February 17, 2005, the Bankruptcy Court approved a Key Employee Retention Plan which was designed to provide incentives to retain key employees of IBC during our reorganization and restructuring period. The plan provides first for a Retention Bonus which would compensate senior participants to remain with IBC during and throughout the reorganization and restructuring process. Second, there is a Performance Bonus element which rewards key management employees for successfully meeting or exceeding a predetermined range of Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring, (EBITDAR). Retention and Performance Bonus amounts are calculated upon varying percentages of annual compensation based upon management positions held within IBC and the degree to which the financial goal of EBITDAR is met or exceeded.
Expense is accrued ratably over the period of time that performance or service is expected. At May 28, 2005, we had accrued $3.7 million under the Retention and Performance Bonus plans. It is expected that the aggregate expenses we will incur under these two incentive plans will be approximately $12.9 million.
14. Stock-Based Compensation
The 1996 Stock Incentive Plan allows us to grant to employees and directors various stock awards including stock options, which are granted at prices not less than the fair market value at the date of grant, and deferred shares. A maximum of approximately 18.7 million shares was approved by our stockholders to be issued under the Plan. On May 28, 2005, shares totaling approximately 7.7 million were authorized but not awarded under the Plan.
The stock options may be granted for a period not to exceed ten years and generally vest from one to three years from the date of grant. The changes in outstanding options are as follows:

		Weighted
		Average
	Shares	Exercise Price
	Under Option	Per Share
	(in thousands)
Balance June 1, 2002	7,172	$22.93
Issued	3,610	19.32
Surrendered	(559)	24.15
Exercised	(639)	16.11

Balance May 31, 2003	9,584	21.96
Issued	20	13.59
Surrendered	(4,477)	29.26
Exercised	(55)	14.09

Balance May 29, 2004	5,072	15.57
Options reinstated due to rescinds	312	31.82
Surrendered	(866)	16.90
Exercised	—	—

Balance May 28, 2005	4,518	16.43

Stock options outstanding and exercisable as of May 28, 2005 are as follows:

			Weighted	Weighted
			Average	Average
			Exercise	Remaining
		Shares	Price	Contractual
Range of Exercise Prices Per Share		Under Option	Per Share	Life In Years
		(in thousands)
Outstanding:
$8.63 -	$10.00	1,572	$9.99	7.7
10.63 -	14.50	1,323	14.01	5.3
14.75 -	23.75	995	21.01	3.1
24.19 -	33.91	628	30.42	3.7

$8.63 -	$33.91	4,518	16.43	5.4

Exercisable:
$8.63 -	$10.00	1,165	9.99
10.63 -	14.50	1,319	14.01
14.75 -	23.75	988	21.04
24.19 -	33.91	609	30.50

$8.63 -	$33.91	4,081	17.02

On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted, and the eligible options were granted, under our 1996 Stock Incentive Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation is being charged to expense over the vesting period, with approximately $2.9 million and $0.8 million recognized as expense in fiscal 2005 and 2004, respectively. In addition, reversals of unearned compensation costs resulting from forfeited awards were approximately $0.7 million and $0.1 million in fiscal 2005 and 2004, respectively.
During fiscal 2003, we granted approximately 0.1 million shares of our common stock to our retiring Chief Executive Officer with a weighted average fair value at the date of grant of $27.00 per share. The related compensation expense of approximately $3.6 million was recorded to other charges in our consolidated statements of operations for fiscal 2003.
During fiscal 2003, we also granted the right to receive in the future up to approximately 0.2 million shares of our common stock under the Plan, with a weighted average fair value at the date of grant of $27.00 per share to our Chief Executive Officer. The deferred shares, which accrued dividends in the form of additional shares, were to vest ratably after one, two, and three years of continued employment. Upon his departure during fiscal 2005, an adjustment was made to compensation expense to reflect the vesting of only the first one-third of these shares and the remaining shares were forfeited. Compensation expense related to this award was approximately $(0.9) million, $1.4 million, and $0.9 million for fiscal 2005, 2004 and 2003, respectively.
During the first quarter of fiscal 2005, in conjunction with his hiring, the Chief Financial Officer was granted 20,000 shares of restricted stock pursuant to the 1996 Stock Incentive Plan. The fair value of these restricted shares at the date of grant was $11.05 per share. These shares vest ratably after one, two, and three years of continued employment. We recorded approximately $0.1 million in related compensation expense during fiscal 2005.
During the first quarter of fiscal 2005, the Board of Directors were granted 31,675 shares of restricted stock with a fair value of $11.05 per share at the date of grant. The deferred shares, which are entitled to accrue dividends in the form of additional shares, vest ratably every quarter during the following twelve months. Compensation expense related to the award was $0.3 million for fiscal 2005.
On May 28, 2005, approximately 12.6 million total shares of common stock were reserved for issuance under various employee benefit plans.
15. Restructuring Charges
The following table summarizes the restructuring charges incurred in fiscal 2005, 2004, and 2003:

	May 28,	May 29,	May 31,
	2005	2004	2003
	(dollars in thousands)
Severance costs	$12,754	$3,617	$3,658
Long-lived asset charges (credits)	43,745	1,170	2,200
Curtailment gain on benefit plans (Mid-Atlantic PC)	(6,913)	—	—
Other exit costs	4,707	7,279	4,052

Total	$54,293	$12,066	$9,910

Fiscal 2005 Restructurings
In fiscal 2005, we continued the process of consolidating operations in order to achieve production efficiencies and more effectively allocate production capacity, as well as continue to serve most of our existing customers.
During the first quarter, we announced the closing of the Monroe, Louisiana bread bakery and the Buffalo, New York bread, roll and doughnut bakery with the production from these bakeries shifting to other bakeries. We also closed thirty-five outlet stores in conjunction with the Buffalo bakery closing. The actual closings took place during the second quarter and resulted in total restructuring charges of approximately $1.0 million for Monroe, $5.1 million for Buffalo, and $0.3 million for the outlet closings. Of that amount, severance of $0.2 million was recorded for Monroe for about 50 employees who were involuntarily separated and severance of $1.3 million was recorded for Buffalo for approximately 155 employees severed. We recorded $0.4 million in asset impairment charges for Monroe and $2.9 million in asset impairment charges for Buffalo. We also incurred $0.4 million in other exit costs for the Monroe closing, $0.9 million in other exit costs for the Buffalo closing, and $0.2 million in other exit costs for the outlet closings. The asset impairment charges were primarily due to the write-down of real property and bakery equipment to fair value. Other exit expenses included lease cancellation costs, utilities and taxes plus clean-up costs associated with readying the properties for sale. In some cases, relocation expenses were also included.
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
During the first quarter, we also did some limited consolidations in the Pacific Northwest area that resulted in $1.3 million in additional restructuring expenses, including $0.7 million in severance expenses and $0.6 million in other exit costs, principally lease cancellation costs. Approximately $0.5 million of the accrual balance related to rejected leases in the Pacific Northwest was reclassified as described above.
During the third quarter, we announced the Florence, South Carolina bread and roll bakery would be closed and production from this bakery would be shifted to other bakeries. The closing was initiated in the third quarter and total charges of $4.5 million were recorded. Of that amount, severance of $1.7 million was recorded for about 160 employees who were involuntarily separated, along with $0.1 million in other exit costs and $2.8 million in asset impairment charges primarily due to the write-down of real property and bakery equipment to fair value.
During the third quarter, we also implemented a company-wide reduction in force (RIF) of approximately 175 employees that resulted in the recognition of $1.6 million in additional severance expenses.
In further reviewing the actions necessary to restore us to profitability and to address continuing revenue declines coupled with a high-cost structure, we undertook an extensive review of our ten profit centers in order to consolidate production, delivery routes, depots and bakery outlets.
During the fourth quarter of fiscal 2005, we announced the restructurings of the following three profit centers: Florida, the Mid-Atlantic and the Northeast. These restructurings were completed during fiscal 2006. The Florida profit center was restructured by closing the Miami, Florida bakery and consolidating delivery routes, depots and bakery outlets in Florida and Georgia. Total charges of $6.0 million were recorded for this consolidation. Of that amount, severance of $2.2 million was incurred for the approximately 495 employees who were involuntarily separated and $3.8 million in asset impairment charges were recognized primarily due to the write-down of bakery equipment to fair value.
The Mid-Atlantic profit center was restructured by closing the Charlotte, North Carolina bakery, shifting production to other bakeries and consolidating delivery routes, depots and bakery outlets. Net charges of $3.6 million were recorded, including severance of $2.0 million for about 840 employees who were involuntarily separated and asset impairment charges of $8.5 million primarily due to the write-down of real property and bakery equipment to fair value. Offsetting these charges was $6.9 million in credits recorded in other exit costs as a result of curtailment gains on the pension and postretirement benefit plans related to the restructuring.
The Northeast profit center was restructured by closing the New Bedford, Massachusetts bakery, closing additional production lines in another bakery and consolidating delivery routes, depots and bakery outlets throughout the Northeast. Total charges of $23.6 million were recorded for this consolidation. Of that amount, severance of $3.4 million was recorded for approximately 985 employees who were involuntarily separated and $7.3 million in asset impairment charges were recorded primarily due to the write-down of bakery equipment to fair value. As a result of this restructure, we abandoned certain trade names which resulted in an additional $12.9 million impairment charge.
Additionally, as part of the restructuring activity, a decision was made by management to cease all funding, work and roll-out of the final phase of a large software project. This event resulted in the abandonment of a long-lived software asset, and, consequently, it was determined that a portion of the asset was impaired and $4.5 million of capitalized software costs were written off in fiscal 2005.

Fiscal 2004 Restructurings
In fiscal 2004, we initiated three restructuring plans under the Program SOAR initiative. Subsequent to our Chapter 11 filing, in an effort to conserve resources and focus on restructuring our business model, we made the determination to postpone our Program SOAR efforts indefinitely.
The first restructuring plan covered under Program SOAR was initiated in the second quarter of 2004 and resulted in the closure of a bakery located in Grand Rapids, Michigan. Production from this facility was consolidated with that of other Midwest bakeries. Execution of this plan resulted in total charges of $1.9 million including severance costs associated with 128 involuntary employee separations of $0.7 million. Asset impairment charges, primarily due to the write down of equipment to fair value, were $0.5 million. Other exit costs of $0.7 million were incurred to provide for the security, utilities and cleanup involved in closing the bakery and readying it for potential sale. The actual closing and the majority of the separations were completed in the third quarter of fiscal 2004. The remaining four separations were completed by the end of the second quarter of fiscal 2005. During fiscal 2005, we expensed an additional $1.2 million for this plan, primarily for additional costs to ready the bakery for disposition.
In the third quarter of fiscal 2004, we initiated and completed the second restructuring plan covered under Program SOAR, which involved shifting production from one facility to another facility. An asset impairment charge of $1.2 million was recorded to write down affected equipment to fair value. There were no cash costs related to this restructuring plan during fiscal 2004 and this plan was completed in fiscal year 2004.
In the fourth quarter of fiscal 2004, the third restructuring plan covered under Program SOAR was initiated. This plan involved closing two bakeries (San Pedro, California and Milwaukee, Wisconsin), centralizing certain administrative functions and relocating key management employees. As a result of closing the two bakeries, we recorded approximately $6.8 million in restructuring charges in fiscal 2004. There were 122 employee separations completed for the two bakeries with a total severance charge of $1.7 million. Other exit costs including security costs and cleanup totaled $0.1 million. Production from these two bakeries was either transferred to our other bakeries or outsourced to a third party to be distributed under our current brand names. An asset impairment charge of $0.4 million was recorded in order to write down the affected equipment to fair value. Due to the new centralized organizational structure, we also recorded $0.6 million of severance costs associated with certain finance administrative functions involving 116 employees and $4.0 million of additional costs associated with the relocation of key management employees. During fiscal 2005, we expensed an additional $1.1 million for this plan, including $1.2 million in bakery cleanup costs and $0.3 million loss on equipment disposals offset by an adjustment to severance costs of $0.4 million.
Fiscal 2003 Restructurings
During fiscal 2003, we incurred restructuring charges for two different restructuring plans involving the closure of less efficient operations.
During the second quarter of fiscal 2003, we closed a bakery in Tampa, Florida. We incurred fiscal 2003 charges of $3.1 million including severance charges for 160 employee separations of $1.4 million, an asset impairment charge related to the write down of bakery equipment of $0.3 million and other exit costs for security, utilities and cleanup totaling $1.4 million. Under this plan, we recorded a benefit of approximately $1.3 million in fiscal 2004. This benefit was primarily related to the gain of approximately $1.7 million from the sale of the bakery. Partially offsetting the gain in fiscal 2004 were costs of approximately $0.4 million related to security, utilities and cleanup prior to the sale of the bakery. All separations are completed under this plan.
During the third quarter of fiscal 2003, we initiated a plan to close four bakeries and 96 outlets, incurring $6.8 million in restructuring charges during fiscal 2003. Approximately 400 employees were severed and the plan was completed during fiscal 2004. Costs of the plan for fiscal 2003 were $2.2 million for severance, $2.7 million for other exit costs including bakery clean up and lease cancellations costs and $1.9 million for asset impairments related to the write-down of bakery equipment to fair value.

Additionally, we incurred costs of approximately $3.4 million in fiscal 2004 related to this plan. These costs related principally to severance costs, asset impairments and utilities and cleanup for the closed bakeries. An asset impairment charge of approximately $0.8 million was recorded in fiscal 2004 as a result of updated information regarding the fair value of certain bakery equipment. Also, an adjustment to the severance liability was made in fiscal 2004 of approximately $0.6 million related to an additional 51 employees whose positions were eliminated. All employee separations are complete under this plan. An adjustment for future lease obligations of $0.3 million was also recorded in fiscal 2004. During fiscal 2005, we expensed an additional $0.6 million for this plan related to losses on equipment disposals and additional clean up costs. Approximately $1.1 million of the accrual balance related to leases subsequently rejected in the bankruptcy proceedings has been reclassified and any benefit recognized in reorganization expense.
The analysis of our restructuring costs activity is as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)
Second Quarter 2003 Plan
Balance June 1, 2002	$—	$—	$—	$—
Expenses in Fiscal 2003	1,450	304	1,355	3,109
Cash Paid in Fiscal 2003	(1,411)	—	(1,318)	(2,729)
Noncash Utilization in 2003	—	(304)	—	(304)

Balance, May 31, 2003	39	—	37	76

Expensed in Fiscal 2004	14	(1,700)	392	(1,294)
Cash Paid in Fiscal 2004	(53)	—	(429)	(482)
Noncash Utilization in 2004	—	1,700	—	1,700

Balance May 29, 2004	—	—	—	—

Expensed in Fiscal 2005	—	—	—	—
Cash Paid in Fiscal 2005	—	—	—	—
Noncash Utilization in 2005	—	—	—	—

Balance, May 28, 2005	—	—	—	—

Third Quarter 2003 Plan
Balance, June 1, 2002	—	—	—	—
Expensed in Fiscal 2003	2,208	1,896	2,697	6,801
Cash Paid in Fiscal 2003	(1,042)	—	(695)	(1,737)
Noncash Utilization in Fiscal 2003	—	(1,896)	—	(1,896)

Balance, May 31, 2003	1,166	—	2,002	3,168

Expensed in Fiscal 2004	632	746	2,055	3,433
Cash Paid in Fiscal 2004	(1,798)	—	(2,763)	(4,561)
Noncash Utilization in 2004	—	(746)	—	(746)

Balance May 29, 2004	—	—	1,294	1,294

Expensed in Fiscal 2005	—	262	294	556
Cash Paid in Fiscal 2005	—	—	(555)	(555)
Noncash Utilization in 2005	—	(262)	(1,033)	(1,295)

Balance, May 28, 2005	—	—	—	—

Second Quarter 2004 Plan
Balance, May 31, 2003	—	—	—	—
Expensed in Fiscal 2004	658	517	731	1,906
Cash Paid in Fiscal 2004	(541)	—	(731)	(1,272)
Noncash Utilization in 2004	—	(517)	—	(517)

Balance May 29, 2004	117	—	—	117

Expensed in Fiscal 2005	(24)	151	1,035	1,162
Cash Paid in Fiscal 2005	(82)	—	(1,035)	(1,117)
Noncash Utilization in 2005	—	(151)	—	(151)

Balance, May 28, 2005	11	—	—	11

Third Quarter 2004 Plan
Balance, May 31, 2003	—	—	—	—
Expensed in Fiscal 2004	—	1,200	—	1,200

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)
Cash Paid in Fiscal 2004	—	—	—	—
Noncash Utilization in 2004	—	(1,200)	—	(1,200)

Balance May 29, 2004	—	—	—	—

Expensed in Fiscal 2005	—	—	—	—
Cash Paid in Fiscal 2005	—	—	—	—
Noncash Utilization in 2005	—	—	—	—

Balance, May 28, 2005	—	—	—	—

Fourth Quarter 2004 Plan
Balance, May 31, 2003	—	—	—	—
Expensed in Fiscal 2004	2,313	407	4,101	6,821
Cash Paid in Fiscal 2004	(1,070)	—	(992)	(2,062)
Noncash Utilization in 2004	—	(407)	—	(407)

Balance May 29, 2004	1,243	—	3,109	4,352

Expensed in Fiscal 2005	(410)	278	1,232	1,100
Cash Paid in Fiscal 2005	(789)	—	(4,341)	(5,130)
Noncash Utilization in 2005	—	(278)	—	(278)

Balance, May 28, 2005	44	—	—	44

Monroe, LA Bakery Closing
Expensed in Fiscal 2005	216	378	357	951
Cash Paid in Fiscal 2005	(146)	—	(357)	(503)
Noncash Utilization in 2005	—	(378)	—	(378)

Balance, May 28, 2005	70	—	—	70

Buffalo, NY Bakery Closing & Outlet Closings
Expensed in Fiscal 2005	1,374	2,937	1,122	5,433
Cash Paid in Fiscal 2005	(1,323)	—	(966)	(2,289)
Noncash Utilization in 2005	—	(2,937)	(156)	(3,093)

Balance, May 28, 2005	51	—	—	51

Pacific Northwest
Expensed in Fiscal 2005	677	30	557	1,264
Cash Paid in Fiscal 2005	(561)	—	(102)	(663)
Noncash Utilization in 2005	—	(30)	(455)	(485)

Balance, May 28, 2005	116	—	—	116

Florence, SC Bakery Closing
Expensed in Fiscal 2005	1,664	2,774	109	4,547
Cash Paid in Fiscal 2005	(1,571)	—	(109)	(1,680)
Noncash Utilization in 2005	—	(2,774)	—	(2,774)

Balance, May 28, 2005	93	—	—	93

Companywide Reduction-in-Force
Expensed in Fiscal 2005	1,644	—	—	1,644
Cash Paid in Fiscal 2005	(1,178)	—	—	(1,178)
Noncash Utilization in 2005	—	—	—	—

Balance, May 28, 2005	466	—	—	466

Florida Profit Center
Expensed in Fiscal 2005	2,193	3,800	1	5,994
Cash Paid in Fiscal 2005	—	—	(1)	(1)
Noncash Utilization in 2005	—	(3,800)	—	(3,800)

Balance, May 28, 2005	2,193	—	—	2,193

Mid-Atlantic Profit Center
Expensed in Fiscal 2005	1,995	8,485	(6,913)	3,567
Cash Paid in Fiscal 2005	—	—	—	—
Noncash Utilization in 2005	—	(8,485)	6,913	(1,572)

Balance, May 28, 2005	1,995	—	—	1,995

Northeast Profit Center
Expensed in Fiscal 2005	3,425	20,141	—	23,566
Cash Paid in Fiscal 2005	—	—	—	—
Noncash Utilization in 2005	—	(20,141)	—	(20,141)

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)

Balance, May 28, 2005	3,425	—	—	3,425

Software Write-Off
Expensed in Fiscal 2005	—	4,509	—	4,509
Cash Paid in Fiscal 2005	—	—	—	—
Noncash Utilization in 2005	—	(4,509)	—	(4,509)

Balance, May 28, 2005	—	—	—	—

Consolidated
Balance June 1, 2002	—	—	—	—
Expenses in Fiscal 2003	3,658	2,200	4,052	9,910
Cash Paid in Fiscal 2003	(2,453)	—	(2,013)	(4,466)
Noncash Utilization in 2003	—	(2,200)	—	(2,200)

Balance, May 31, 2003	1,205	—	2,039	3,244

Expensed in Fiscal 2004	3,617	1,170	7,279	12,066
Cash Paid in Fiscal 2004	(3,462)	—	(4,915)	(8,377)
Noncash Utilization in 2004	—	(1,170)	—	(1,170)

Balance, May 29, 2004	1,360	—	4,403	5,763

Expensed in Fiscal 2005	12,754	43,745	(2,206)	54,293
Cash Paid in Fiscal 2005	(5,650)	—	(7,466)	(13,116)
Noncash Utilization in 2005	—	(43,745)	5,269	(38,476)

Balance, May 28, 2005	$8,464	$—	$—	$8,464

Summarized below are the cumulative restructuring charges recognized through fiscal 2005 for all plans discussed, as well as expected remaining charges through plan completion. Most of the remaining costs were incurred during fiscal 2006. We have undertaken additional restructuring activities during fiscal 2006 in conjunction with our PC-by-PC review and these activities are described in more detail in Note 24. Subsequent Events.
Cumulative restructuring charges by plan (dollars in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Second Quarter 2003 Plan	$1,464	$(1,396)	$1,747	$1,815

Third Quarter 2003 Plan	2,840	2,904	5,046	10,790

Second Quarter 2004 Plan	634	668	1,766	3,068

Third Quarter 2004 Plan	—	1,200	—	1,200

Fourth Quarter 2004 Plan	1,903	685	5,333	7,921

Monroe, LA Bakery Closing	216	378	357	951

Buffalo, NY Bakery Closing & Outlet Closings	1,374	2,937	1,122	5,433

Pacific Northwest	677	30	557	1,264

Florence, SC Bakery Closing	1,664	2,774	109	4,547

Companywide Reduction-in-Force	1,644	—	—	1,644

Florida Profit Center	2,193	3,800	1	5,994

Mid-Atlantic Profit Center	1,995	8,485	(6,913)	3,567

Northeast Profit Center	3,425	20,141	—	23,566

Software Write-Off	—	4,509	—	4,509

Expected remaining restructuring charges by plan (dollars in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)(1)	Other	Total
Third Quarter 2003 Plan	$—	$117	$97	$214

Second Quarter 2004 Plan	—	181	28	209

Fourth Quarter 2004 Plan	—	17	(113)	(96)

Buffalo, NY Bakery Closing & Outlet Closings	—	68	266	334

Florence, SC Bakery Closing	—	122	319	441

Florida Profit Center	—	—	794	794

Mid-Atlantic Profit Center	(87)	599	653	1,165

Northeast Profit Center	(320)	1,774	1,125	2,579

(1)	Excludes gains realized on subsequent sales of real property.
16. Reorganization Charges
For the year ended May 28, 2005, reorganization charges and related payments were as follows:

	Fifty-Two Weeks Ended
	May 28, 2005
	Reorganization	Cash
	Charges	Payments
	(dollars in thousands)
Professional fees	$33,184	$27,269
Employee retention expenses	5,641	1,934
Lease rejection credits	(427)	(140)
Interest income	(537)	(537)
Gain on sale of assets	(1,655)	(1,655)
Write-off of debt fees	3,000	—

Reorganization charges, net	$39,206	$26,871

17. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Fifty-Two Weeks Ended
	May 28,	May 29,	May 31,
	2005	2004	2003
Statutory federal tax rate	35.0%	35.0%	35.0%
State income tax, net	2.6	1.8	1.6
Non-deductible goodwill impairment	(15.8)	—	—
Valuation allowance increase	(14.7)	—	—
Adjustments to prior year tax reserve and refundable credits	2.0	3.2	—
Other	(0.3)	(0.1)	(0.9)

	8.8%	39.9%	35.7%

In fiscal 2005 and 2004, we adjusted our estimate for prior year tax accruals based upon a review of recently closed tax audits, amended filings, and the status of prior tax years relative to the statutes of limitation in the jurisdictions in which we conduct business. During fiscal 2004, we received state approval for additional refundable tax credits related to prior tax years.
The components of the provision for (benefit from) income taxes are as follows:

	Fifty-Two Weeks Ended
	May 28,	May 29,	May 31,
	2005	2004	2003
	(dollars in thousands)
Current:
Federal	$(38,534)	$(14,023)	$20,954
State	(5,755)	(2,809)	2,220

	(44,289)	(16,832)	23,174

Deferred:
Federal	6,953	(4,785)	(11,285)
State	797	(551)	(1,479)

	7,750	(5,336)	(12,764)

	$(36,539)	$(22,168)	$10,410

Temporary differences and carryforwards which give rise to the deferred income tax assets and liabilities are as follows:

	May 28,	May 29,
	2005	2004
	(dollars in thousands)
Deferred tax liabilities:
Property and equipment	$(143,426)	$(151,510)
Intangibles	(41,849)	(64,431)
Other	(6,190)	(861)

Gross deferred tax liabilities	(191,465)	(216,802)

Deferred tax asset:
Payroll and benefits accruals	96,509	87,012
Self-insurance reserves	78,503	64,822
Net operating loss carryforwards	16,945	—
Other	4,997	16,043

Gross deferred tax assets	196,954	167,877
Less: Valuation allowance	(62,165)	—

Net deferred tax asset	134,789	167,877

Net deferred tax liability	$(56,676)	$(48,925)

Our deferred tax assets and liabilities are included in our consolidated balance sheets as follows:

	May 28,	May 29,
	2005	2004
	(dollars in thousands)
Other current assets	$33,496	$64,810
Deferred income taxes (non-current)	(90,172)	(113,735)

Net deferred tax liability	$(56,676)	$(48,925)

As of May 28, 2005, we have a federal net operating loss carryforward of $36.0 million which expires in May 2025 and state net operating loss carryforwards which expire by May 2025. We also have a federal Alternative Minimum Tax Credit which can be carried forward indefinitely of $0.7 million.
We provide a valuation allowance against deferred tax assets, if, based on managements assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
During 2005, we recorded a valuation allowance of $5.6 million related to deferred tax assets originating in prior years due to a change in circumstances causing a change in judgment about our ability to realize the value of the assets. We recorded an additional $56.6 million of valuation allowance relating to deferred tax assets originating in fiscal 2005.
Deferred tax assets, net, related to items of OCI amounted to approximately $0 and $2.8 million, net of a valuation allowance of $3.8 million and $0, as of May 28, 2005 and May 29, 2004, respectively.
The income tax benefit related to the exercise of stock options net of the income charge related to fiscal 2004 issuances of fully vested restricted stock amount to $0, $4,000 and $2.1 million for fiscal 2005, 2004 and 2003, respectively, which were recorded directly to stockholders’ equity.
18. Commitments and Contingencies
In the third quarter of fiscal 2004, we entered into a long-term arrangement with a third party to perform certain information technology functions. This agreement was subsequently amended in April 2005. The commitments under this amended agreement for fiscal 2006 through fiscal 2009 are approximately $8.9 million, $8.9 million, $9.0 million and $6.8 million, respectively. Beginning in fiscal 2007, we may cancel this agreement upon six months’ notice, but in the event of our cancellation, we would be required to pay termination fees related to the third party’s initial costs and out-of-pocket costs associated with discontinuing those services. The termination fees decrease over the term of the agreement.
In the fourth quarter of fiscal 2004, we entered into a long-term arrangement with a third party to perform certain finance and data maintenance administrative functions. This agreement was subsequently amended in April 2005. The commitments under this amended agreement are approximately $5.0 million each for fiscal 2006 through fiscal 2010 and $3.9 million thereafter. This agreement is noncancelable in fiscal 2006. Beginning in fiscal 2007, we may cancel this agreement upon six months’ notice.
We entered into a long-term arrangement with a third party to perform certain data center services functions. The commitments under this agreement are approximately $2.4 million each for fiscal 2006 through fiscal 2008 and $1.8 million for fiscal 2009. Beginning in fiscal 2006, we may cancel this agreement upon six months’ notice, but in the event of our cancellation, we would be required to pay termination fees related to the third party’s initial costs and out-of-pocket costs associated with discontinuing those services. The termination fees decrease over the term of the agreement.
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
In February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri. The lead case is known as Smith, et al. v. Interstate Bakeries Corp., et al., No. 4:03-CV-00142 FJG (W.D. Mo.). The seven cases have been consolidated before a single judge and a lead plaintiff has been appointed by the Court. On October 6, 2003, plaintiffs filed their consolidated amended class action complaint. The putative class covered by the complaint is made up of purchasers or sellers of our stock between April 2, 2002 and April 8, 2003. On March 30, 2004, we and our insurance carriers participated in a mediation with the plaintiffs. At the end of that session, the parties reached a preliminary agreement on the economic terms of a potential settlement of the cases in which our insurers would contribute $15.0 million and we would contribute $3.0 million. We also agreed with plaintiffs and our carriers to work towards the resolution of any non-economic issues related to the potential settlement, including documenting and implementing the parties’ agreement. On September 21, 2004, the parties executed a definitive settlement agreement consistent with the terms of the agreement reached at the mediation. The settlement agreement was subject to court approval after notice to the class and a hearing. In connection with the potential settlement, we recorded a charge of $3.0 million during fiscal 2004, which is classified in liabilities subject to compromise at May 28, 2005.
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
Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements after the fiscal 2004 financial statement restatement were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below).

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
19. Stock Repurchases
Since May 11, 1999, our Board of Directors has authorized the purchase of approximately 11.0 million shares of our common stock. Prior to the Chapter 11 filing, management had the discretion to determine the number of the shares to be purchased, as well as the timing of any such purchases, with the pricing of any shares repurchased to be at prevailing market prices. As of May 28, 2005, approximately 7.4 million shares of IBC common stock were available to be purchased under this stock repurchase program. As a result of our bankruptcy filing and restrictions imposed by the DIP Facility however, the program has been effectively suspended since the filing.

20. Stockholder Rights Plan
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
21. Earnings (Loss) per Share
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
The following is the reconciliation between basic and diluted weighted average shares outstanding used in our earnings (loss) per share computations:

	Fifty-Two Weeks Ended
	May 28,	May 29,	May 31,
	2005	2004	2003
	(in thousands)
Weighted average common shares outstanding:
Basic	45,010	44,868	44,599
Effect of dilutive stock compensation	—	—	586

Diluted	45,010	44,868	45,185

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock, deferred shares awarded, and our 6% senior subordinated convertible notes totaling approximately 13.3 million, 6.8 million, and 5.5 million for fiscal 2005, 2004, and 2003, respectively, because their effect would have been antidilutive. Due to our reported net loss for fiscal 2005 and 2004, diluted loss per share amounts are not adjusted for the effect of dilutive stock compensation.
Dividends per common share were zero for fiscal 2005, $0.21 for fiscal 2004, and $0.28 for fiscal 2003. In March 2004, we announced that our Board of Directors had suspended the dividend on our common stock effective for the fourth quarter of fiscal 2004. Under an August 12, 2004 amendment to our senior secured credit facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
22. Comprehensive Income (Loss)
Reconciliations of net income (loss) to comprehensive income (loss) are as follows:

	Fifty-Two Weeks Ended
	May 28,	May 29,	May 31,
	2005	2004	2003
	(dollars in thousands)
Net income (loss)	$(379,280)	$(33,370)	$18,727

Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of income taxes of $0, $2,410, and $6,630, respectively	(96)	4,017	(11,049)
(Gains) losses on interest rate swaps reclassified to interest expense, net of income taxes of $0, $3,380, and $5,383, respectively	816	5,634	8,971
Commodity derivative (gains) losses reclassified to cost of products sold, net of income taxes of $0, $2,537, and $774, respectively	275	(4,229)	1,290
Minimum pension liability adjustment, net of income taxes of $0, $4,316, and $6,912, respectively	(3,918)	7,178	(11,467)

	(2,923)	12,600	(12,255)

Comprehensive income (loss)	$(382,203)	$(20,770)	$6,472

The balance of accumulated other comprehensive loss consists of the following:

	May 28,	May 29,
	2005	2004
	(dollars in thousands)
Derivative instruments	$671	$(324)
Minimum pension liability adjustment	(8,206)	(4,288)

Total	$(7,535)	$(4,612)

23. Segment Information
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
Wholesale Operations – Our Wholesale Operations accounted for approximately 88.0% of our fiscal 2005 net sales and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.
Retail Operations – Our Retail Operations generated approximately 12.0% of our fiscal 2005 net sales and consists of five regions that sell our baked goods and other food items.
Our reportable segments are strategic business units that are managed separately using different marketing strategies.
During fiscal 2005, one customer accounted for approximately $412.0 million or 13.8% and 12.1% of our wholesale operations and total consolidated 2005 fiscal net sales, respectively. No other customer accounted for 10% or more of our consolidated net sales. The top five customers accounted for approximately 28.0% and 24.0% of our wholesale operations and total consolidated 2005 fiscal net sales, respectively.
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
Our products within both of our reportable segments are fresh baked goods. All of our revenues from external customers and all of our long–lived assets are in the United States of America.
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 2. Description of Business and Significant Accounting Policies to these consolidated financial statements.

The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations. Intersegment transfers of products at cost aggregated approximately $146.0 million for the fiscal year ended May 28, 2005.
With the way we tracked and allocated expenses, along with our accounting software systems in use prior to June 2004, we did not have the ability to produce segment level income statement information other than net sales and to generate this information manually would be impracticable. Therefore, our segment information provided in the table below is for the current period only. For fiscal 2004, reportable segment net sales consisted of $3,036.3 million for Wholesale Operations and $431.3 million for Retail Operations, totaling $3,467.6 million.

Fifty-Two Weeks Ended
May 28, 2005
(dollars in thousands)
Net Sales
Wholesale Operations	$2,995,481
Retail Operations	408,024

Total net sales	$3,403,505

Operating Income (Loss)
Wholesale Operations	$43,874
Retail Operations	7,264

51,138
Corporate	(386,674)

Total operating loss	(335,536)

Interest expense	41,430
Reorganization charges	39,206
Other income	(353)

80,283

Loss before income taxes	(415,819)
Provision (benefit) for income taxes	(36,539)

Net loss	$(379,280)

24. Subsequent Events
As part of our previously announced operational and financial restructuring, in fiscal years 2005 and 2006, as discussed in Note 15. Restructuring Charges, we undertook a review of all of our ten profit centers (PCs). As a result of the review, we began closing certain facilities and implementing various route, depot and bakery outlet consolidations. Subsequent to year end the following occurred:
On June 9, 2005, we announced plans to consolidate operations in our Northern California PC by closing two bakeries in San Francisco and consolidating production, routes, depots and bakery outlets. At the date of announcement, we estimated this restructuring would affect approximately 650 employees with projected severance costs of approximately $6.0 million, projected asset impairment charges of approximately $2.5 million, and other projected exit costs of approximately $5.0 million for a total estimated cost of approximately $13.5 million.
On June 23, 2005, we announced plans to consolidate operations in our Southern California PC by standardizing distribution and consolidating routes. At the date of announcement, we estimated this restructuring would affect approximately 350 employees with projected severance costs of approximately $1.5 million, no asset impairment charges, and other projected exit costs of approximately $1.0 million for a total estimated cost of approximately $2.5 million.
On August 31, 2005, we announced plans to close the bakery located in Davenport, Iowa in the North Central PC. At the date of announcement, we estimated this closing would affect approximately 150 employees with projected severance costs of approximately $1.5 million, projected asset impairment charges of approximately $2.0 million, and other projected exit costs of approximately $1.5 million for a total estimated cost of approximately $5.0 million.
On October 18, 2005, we announced plans to consolidate operations in our Northwest PC by closing the Lakewood, Washington bakery and consolidating routes, depots and bakery outlets. At the date of announcement, we estimated this restructuring would affect approximately 500 employees with projected severance costs of approximately $2.5 million, projected asset impairment charges of approximately $12.0 million, and other projected exit costs of approximately $2.5 million for a total estimated cost of approximately $17.0 million.
On November 22, 2005, we announced our intention to consolidate sales and retail operations in the North and South Central PCs as well as the Southeast PC by standardizing distribution and consolidating delivery routes and bakery outlets. At the date of announcement, we estimated this restructuring would affect approximately 450 employees with projected severance costs of approximately $1.0 million, no asset impairment charges, and other projected exit costs of approximately $2.0 million for a total estimated cost of approximately $3.0 million.
On February 27, 2006, we announced our intention to consolidate sales and retail operations in the Upper Midwest PC by consolidating delivery routes, depots, and bakery outlets. At the date of announcement, we estimated this restructuring would affect approximately 230 employees with projected severance costs of approximately $0.4 million, projected asset impairment charges of approximately $0.1 million, and other projected exit costs of approximately $0.2 million for a total estimated cost of approximately $0.7 million.
For restructuring activities initiated in fiscal 2006, our cash charges were generally lower than originally estimated. We have incurred or expect to incur approximately $12 million in severance and other costs related to these restructurings. In addition, we have recognized approximately $17 million of asset impairment charges and have realized gains of approximately $33 million on property sales related to fiscal 2006 restructuring efforts.
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

25. Quarterly Financial Information (Unaudited)
Summarized unaudited quarterly financial information for the fiscal years ended May 28, 2005 and May 29, 2004 is as follows (each quarter represents a period of twelve weeks except the third quarters, which cover sixteen weeks):

	First	Second	Third	Fourth
	(dollars in thousands, except per share data)
2005
Net sales	$811,977	$798,711	$1,003,075	$789,742
Cost of products sold	413,078	412,883	506,101	391,992
Operating loss	(248,408)	(17,978)	(27,496)	(41,654)
Net loss	(243,466)	(34,011)	(45,327)	(56,476)
Loss per share:
Basic	(5.42)	(0.76)	(1.01)	(1.25)
Diluted	(5.42)	(0.76)	(1.01)	(1.25)
2004
Net sales	$831,015	$813,798	$1,019,711	$803,038
Cost of products sold	407,305	418,045	505,571	402,382
Operating income (loss)	25,674	(31,201)	(3,741)	(9,058)
Net income (loss)	10,514	(24,795)	(7,486)	(11,603)
Earnings (loss) per share:
Basic	0.23	(0.55)	(0.17)	(0.26)
Diluted	0.23	(0.55)	(0.17)	(0.26)
Fiscal 2005 first quarter results include restructuring charges of approximately $7.3 million, or $0.16 per diluted share, related to the closing of certain bakeries and bakery outlets, our goodwill write-off of approximately $215.3 million, or $4.79 per diluted share, which resulted from our impairment testing of intangible assets, a tax valuation allowance of approximately $5.6 million, or $0.13 per diluted share, related to our evaluation of the recoverability of our deferred tax assets, and approximately $8.7 million, or $0.19 per diluted share, related to the settlement of two class action lawsuits. Fiscal 2005 second quarter results include restructuring charges of approximately $6.0 million, or $0.13 per diluted share, related to the closing of certain bakeries and bakery outlets, the write-off of our prior-service cost assets of approximately $12.4 million, or $0.28 per diluted share, related to a curtailment loss from the suspension of our SERP, a reversal of amounts accrued during fiscal 2004 of approximately $5.0 million, or $0.11 per diluted share, related to our decision to forego the calendar year 2004 discretionary company contribution to our defined contribution retirement plan, and a write-off of capitalized software costs of approximately $4.4 million, or $0.10 per diluted share, related to abandonment of the final phase of a large software project. Fiscal 2005 third quarter results include restructuring charges of approximately $6.9 million, or $0.15 per diluted share, related to the closing of certain bakeries and bakery outlets. Fiscal 2005 fourth quarter results include restructuring charges of approximately $34.1 million, or $0.76 per diluted share, related to the closing of certain bakeries and bakery outlets and a write-off of trademarks and trade names of approximately $14.2 million, or $0.31 per diluted share, related to impairment testing and planned dispositions of certain properties.
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
Management’s Annual Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of the company’s internal control over financial reporting as of May 28, 2005, the end of the fiscal period covered by this report. However, complete testing of the company’s internal control over financial reporting was not performed due to management’s determination that the company’s internal control over financial reporting was not effective and was not likely to be rendered effective within a reasonable period of time following the conclusion of the fiscal period covered by this report through testing and remediation efforts. Management’s assessment process did not commence in adequate time to allow for complete testing and remediation as the result of a number of factors, including the following:

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
Recording Restructuring and Reorganization Expenses and Liabilities: We did not maintain effective controls over the accurate and timely recognition of restructuring and reorganization costs. Specifically, we did not have adequate policies or procedures to properly identify adjustments to costs and related liabilities for restructuring and lease rejection activities undertaken in conjunction with the bankruptcy and to accurately and timely reflect such activities in the proper accounting period.
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
Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ending May 28, 2005, as filed with the SEC, fairly present our financial condition and results of operations for the fiscal years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described above, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.
We engaged our independent registered public accountant, Deloitte & Touche LLP (“Deloitte”), to audit management’s assessment of the effectiveness of the company’s internal control over financial reporting as of May 28, 2005 and they have issued their report which appears on pages 111-114. However, due to the fact that management had not done the testing of its internal control over financial reporting, the conclusion reached by management in its assessment and the lack of adequate time to permit Deloitte to audit management’s assessment, Deloitte is unable to render an opinion on our assessment of the effectiveness of our internal control over financial reporting as of May 28, 2005. Because of the scope of management’s assessment of internal control over financial reporting management cannot be sure that they identified all material weaknesses that might have existed at May 28, 2005.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2005 other than our ongoing efforts to remediate our ineffective internal controls. We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. The following changes in our internal control over financial reporting were instituted following the year ended May 28, 2005, unless otherwise noted below:
•	we have substantially completed the design, documentation, evaluation and communication of standardized policies and procedures pertaining to all of the processes that are part of our internal control over financial reporting;

•	management has communicated its endorsement and reinforced its commitment to maintaining sound and effective internal controls over financial reporting;

•	formal self-assessments of substantially all of the company’s internal controls over financial reporting have been completed throughout the organization and results have been summarized and reported to management;

•	the Company’s internal audit department has substantially completed testing of the effectiveness of defined internal controls over financial reporting at all levels of the organization;

•	we have hired or otherwise obtained the necessary audit resources to enable the internal audit department to fulfill its responsibilities and report to management and the Audit Committee of the Board of Directors on the results of its work;

•	additional personnel have been hired and service providers have been engaged on a temporary basis to address shortfalls in staffing and assist us with accounting, finance, internal audit and information technology responsibilities;

•	pension accounting has been reviewed for all plans to ensure the accounting and valuation of our obligations are correct. In addition, we have added controls to monitor activity and changes to individual plan provisions to ensure that they are approved and appropriately reflected in our financial statements;

•	we have made substantial progress in establishing adequate controls related to employee accrued compensated absences liabilities;

•	procedures have been documented, centralized controls have been added and a formal policy document relating to the accounting for plant and equipment has been substantially completed;

•	our controls over the recording of purchases and the processing of expenditures have been improved through the documentation and communication of formalized procedures and the hiring of experienced personnel and management;

•	policies have been issued and controls have been added or are in the process of being added to appropriately restrict and monitor access to information technology programs and systems;

•	we have established improved controls over the completeness and accuracy of data provided to third party specialists;

•	third party service providers have been identified and we are in the process of evaluating the significance of their individual impact on our financial statements and the extent of the evaluation of their controls that will be required; and

•	contracting authority for the review and approval of new contracts and other commitments has been defined, communicated and redistributed and a database is being maintained and distributed to improve appropriate communication, accounting and disclosure.
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
Kansas City, Missouri
We were engaged to audit management’s assessment regarding the effectiveness of internal control over financial reporting of Interstate Bakeries Corporation (Debtor-in-Possession) and subsidiaries (the “Company”) as of May 28, 2005. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
As described in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, the Company was unable to complete its assessment of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we are unable to perform auditing procedures necessary to form an opinion on management’s assessment.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
             Ineffective Control Environment: The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. The deficiencies listed below represent deficiencies in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute material weaknesses. Specifically, the following factors contributed to the material weaknesses in the control environment:
•	a Company-wide attitude of control consciousness did not permeate throughout the organization;

•	due to ineffective corporate oversight and accountability, information was not consistently communicated to the appropriate levels of the organization;

•	there was not sufficient documentation and communication of the Company’s accounting policies and procedures to ensure the proper and consistent application of generally accepted accounting principles throughout the organization;

•	there was a pervasive shortage of resources in key control areas such as finance and accounting, benefits and information technology functions;

•	the Company’s internal audit function was inadequately staffed to plan or perform routine internal audits in addition to assisting with management’s assessment of the effectiveness of internal control over financial reporting;

•	the Company did not have formal processes in place that covered self-assessments, independent testing or reporting of the adequacy or effectiveness of its internal control procedures over financial reporting;

•	the Company’s planning, management and execution was inadequate to enable management to complete its assessment of the effectiveness of internal control over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and conclude that they had effective controls on a timely basis.
             Accounting for Pension Plan Obligations: The Company did not maintain effective controls over the existence, accuracy, completeness, valuation and disclosure of non-company sponsored pension plans to which the Company made contributions on behalf of certain of its employees. Specifically, effective controls were not designed and in place to ensure that the Company’s participation in such pension plans were accounted for properly, and the amount of the Company’s obligations under such plans were properly recorded. The deficiencies represent a deficiency in the design and operation of internal controls and, based on the magnitude of misstatements requiring correction to the financial statements that impacted accounting for pension plan obligations, constitute a material weakness.
             Establishing Self-Insurance Reserves: The Company did not maintain effective controls over the completeness, valuation and disclosure of its workers’ compensation liability risks and related expense accounts. Specifically, effective controls were not designed and in place to ensure that estimation of these self-insurance liabilities were reviewed and approved by appropriate personnel and that personnel had access to appropriate information to assess such reserves. The deficiencies represent a deficiency in the design and operation of internal controls and, based on the magnitude of misstatements requiring correction to the financial statements that impacted self-insurance reserves, constitute a material weakness.
             Accrued Compensated Absences Liabilities: The Company did not maintain effective controls over the tracking, recording and valuation of the accrued compensated absences liabilities related to its employees. Specifically, effective controls were not designed and in place to ensure that appropriate tracking mechanisms were adequately functioning, employee eligibility data was accurate and all applicable rules were accurately and consistently applied to each employee. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.
             Lease Capitalization: The Company did not maintain effective controls over the existence, accuracy, completeness and accounting for leases. Specifically, effective controls were not designed and in place to ensure that leases were properly accounted for or disclosed as either capital or operating leases. The deficiencies represent a deficiency in the design and operation of internal controls and, based on the magnitude of misstatements requiring correction to the financial statements that impacted leases, constitute a material weakness.
             Property and Equipment: The Company did not maintain effective controls in its accounting for property and equipment. Specifically, the Company did not have a comprehensive formal policy regarding property and equipment. As a result, asset retirements or potentially idle or obsolete assets were not identified and their values were not appropriately assessed and adjusted. As a result of the foregoing, amounts may be improperly expensed or capitalized, idle equipment may not be adequately measured or reserved and all sales or disposals may not be accurately recorded in the proper period. The deficiencies represent a deficiency in the design and operation of internal controls and, based on the magnitude of misstatements requiring correction to the financial statements that impacted property and equipment, constitute a material weakness.
             Recording Purchases and Processing Expenditures: The Company did not maintain effective controls over the complete, accurate and timely processing of purchase and expenditure transactions. Specifically, the Company’s ineffective controls included those necessary to ensure all vendor invoices were being received, reviewed, approved, processed and recorded accurately and in the proper accounting period. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.
             Information Technology Access Controls: The Company did not maintain effective controls over access by information technology personnel to information technology programs and systems. Specifically, the Company did not have adequate policies and procedures to control security and access, there were inadequate controls restricting access to such programs and systems by information technology personnel and there was a lack of periodic, independent review and monitoring of such access. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.
             Use of Third Party Specialists: The Company did not maintain effective controls over data provided to third party specialists, principally actuaries, or the services of the third party specialists themselves. Specifically, the Company’s ineffective controls included the failure to accumulate, review and evaluate all data provided to third party specialists. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.
             Third Party Service Providers: The Company’s ineffective controls included the failure to review and evaluate the potential impact of the third party service providers’ work on its financial statements and its internal controls over its processes. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.
             Review and Approval of Contracts: The Company did not maintain effective controls to ensure compliance with established policies by personnel entering into contracts and other commitments. Specifically, effective controls were not designed and activities of personnel were not monitored to ensure compliance with review and approval requirements for contracts. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.
             Recording Restructuring and Reorganization Expenses and Liabilities: The Company did not maintain effective controls over the accurate and timely recognition of restructuring and reorganization costs. Specifically, the Company did not have adequate policies or procedures to properly identify adjustments to costs and related liabilities for restructuring and lease rejection activities undertaken in conjunction with the bankruptcy and to accurately and timely reflect such activities in the proper accounting period. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended May 28, 2005, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

Because of the limitation on the scope of our audit described in the second paragraph of this report, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management’s assessment referred to above. In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria and the effects of any other material weaknesses, if any, that we might have identified if we had been able to perform sufficient auditing procedures relating to management’s assessment regarding the effectiveness of internal control over financial reporting, the Company has not maintained effective internal control over financial reporting as of May 28, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 28, 2005, of the Company and our report thereon, dated October 3, 2006, expresses an unqualified opinion and includes explanatory paragraphs relating to the Company’s status under Chapter 11 of the Federal Bankruptcy Code and the Company’s ability to continue as a going concern.
DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 3, 2006

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
On September 21, 2004 James R. Elsesser resigned as Chairman of the Board of Directors and as a director. On July 31, 2005 Charles A. Sullivan retired from our Board of Directors.

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

Name	Age	Present Principal Occupation or Employment and Five-Year Employment History
Antonio C. Alvarez II [1]	58	Chief Executive Officer of IBC since September 2004; and Managing Director of Alvarez & Marsal LLC, a professional services firm, since September 1983.
James R. Elsesser[2]	62	Chief Executive Officer of IBC from October 2002 to September 2004; Financial Consultant from March 2002 through September 2002; and Vice President and Chief Financial Officer of Ralston Purina Company for more than two years prior thereto.
Michael D. Kafoure	57	President and Chief Operating Officer of IBC since September 1995.
John K. Suckow [1]	47	Executive Vice President and Chief Restructuring Officer of IBC since September 2004; Managing Director of Alvarez & Marsal LLC, a professional services firm, since July 2002; and Partner at Arthur Andersen LLP, a public accounting firm, from September 1992 to June 2002.
Thomas S. Bartoszewski[3]	63	Executive Vice President – Wholesale Business Unit, Eastern Region of IBC from October 2003 to January 2005; Executive Vice President – Eastern Division of IBC from August 2002 to October 2003; and Senior Vice President of the North Central Region of IBC from May 1999 to August 2002.
Ronald B. Hutchison	56	Executive Vice President and Chief Financial Officer of IBC since July 2004; Executive Vice President of Aurora Foods, a branded food manufacturing company, from June 2003 to March 2004; Executive Vice President of Kmart Corporation, an operator of consumer retail stores, from January 2002 to May 2003; and Executive Vice President and Chief Financial Officer of Advantica Restaurant Group, Inc., parent company of the Denny’s Corporation restaurant chain from January 1998 to November 2001.
Kent B. Magill	53	Executive Vice President, General Counsel and Corporate Secretary of IBC since August 2005; Vice President, General Counsel and Corporate Secretary of IBC from June 2002 to August 2005; and Associate General Counsel of

Name	Age	Present Principal Occupation or Employment and Five-Year Employment History
		IBC from November 2000 to June 2002.
Robert P. Morgan	50	Executive Vice President – Wholesale Business Unit, Upper Midwest and Northeast PCs of IBC since October 2005; Executive Vice President – Sales and Trade Marketing Strategy from October 2003 to October 2005; Executive Vice President – Eastern Division from February 2000 to August 2002; Executive Vice President – Central Division from April 1999 to October 2003.
Steven V. Proscino	51	Executive Vice President – Wholesale Business Unit, Southeast, Mid-Atlantic and Florida PCs of IBC since October 2005; Executive Vice President – Wholesale Business Unit, Eastern Region of IBC from January 2005 to October 2005; Partner at Q6, LLC, a company specializing in the design and implementation of performance improvement programs for Fortune 500 companies, from January 2003 to January 2005; and Executive Vice President of Earthgrains/Sara Lee Corporation, a company engaged in the manufacture and distribution of wholesale baked goods, from January 1994 to January 2003.
Jacques Roizen [1,4]	37	Chief Marketing Officer of IBC from November 2004 to August 2005; Director of Alvarez & Marsal, a professional services firm, from March 2003 until present; Consultant with McKinsey & Company’s Retail and Consumer Goods Consulting Practice from October 2000 until March 2003; Director of Business Development at Online Retail Partners, an e-commerce venture capital and management firm, from June 2000 until October 2000; and attended Columbia Business School from August 1998 until graduation in May 2000.
Richard C. Seban	54	Executive Vice President and Chief Marketing Officer of IBC since August 2005; President and Chief Operating Officer of High Liner Foods, Inc., a Nova Scotia based processor and marketer of frozen seafood and pasta products, from July 2000 to March 2005.
Richard D. Willson	58	Executive Vice President – Wholesale Business Unit, Western Region of IBC since June 2004; and Executive Vice President of the Western Division of IBC from June 1999 through May 2004.
J. Randall Vance	46	Senior Vice President – Finance and Treasurer of IBC since September 2004; Vice President and Treasurer of Farmland Industries, Inc. a diversified agribusiness cooperative, from July 2002 to January 2004; Assistant Treasurer of Farmland Industries, Inc. from 2000 to July 2002; and Director, Corporate Finance of Farmland Industries, Inc. for more than 2 years prior thereto.
Laura D. Robb	48	Vice President and Corporate Controller of IBC since July 2002 and Assistant Corporate Controller of IBC for a period of more than 2 years prior thereto.
Paul E. Yarick[5]	67	Senior Vice President – Finance and Treasurer of IBC from April 2003 to September 2004; and Vice President and Treasurer of IBC for more than three years prior thereto.
Melvin H. Ghearing	57	Vice President – Bakery Outlet Business Unit since June 2004 and Vice President – Retail Operations from July 1995 through May, 2004.

1	Messrs. Alvarez, Roizen and Suckow, as employees of A&M, were designated as officers of IBC pursuant to an amended and restated letter agreement dated as of September 21, 2004, further amended and restated as of October 14, 2004 and amended on July 18, 2005 and elected by the Board of Directors in September 2004, April 2005, and March 2006.

2	Mr. Elsesser resigned as Chief Executive Office of IBC on September 21, 2004.

3	Mr. Bartoszewski retired on January 7, 2005.

4	As Interim Chief Marketing Officer, Mr. Roizen stepped down from his position when Mr. Seban was hired on August 1, 2005.

5	Mr. Yarick retired on September 10, 2004.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors and persons who beneficially own more than 10% of the common stock (‘reporting persons’) file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms and amendments thereto furnished to us and written representations from the executive officers and directors, to our knowledge, all forms required to be filed by reporting persons of IBC during fiscal 2005 were timely filed pursuant to Section 16(a) of the Exchange Act except a Form 3 for Mr. Proscino was filed late.
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
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information concerning compensation received for each of the last three fiscal years by (i) the person who served as our Chief Executive Officer during our fiscal year ended May 28, 2005, and (ii) our four other most highly compensated executive officers as of May 28, 2005 (the individuals in (i) and (ii) are collectively referred to as the “Named Executive Officers”).

					Long Term Compensation
		Annual Compensation			Awards			Payouts
					Restricted		Securities
				Other annual	Stock		Underlying	LTIP	All other
			Bonus	Compensation	award(s)		Options/SA	Payouts	Compensation[1]
	Year	Salary ($)	($)	($)	($)		Rs (#)	($)	($)
Name and principal position (a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)
James R. Elsesser [2]	2006	—	—	—	—		—	—	—
Chairman of the Board and CEO	2005	228,653	—	—	—		—	—	489,969	[4,5]
	2004	716,634	—	—	784,700	[3]	—	—	23,627
	2003	468,461	245,000	—	—		340,000	—	6,623

					Long Term Compensation
		Annual Compensation			Awards			Payouts
					Restricted		Securities
				Other annual	Stock		Underlying	LTIP	All other
			Bonus	Compensation	award(s)		Options/SA	Payouts	Compensation[1]
	Year	Salary ($)	($)	($)	($)		Rs (#)	($)	($)
Name and principal position (a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)
Michael D. Kafoure	2006	496,313	219,127	—	—		—	—	13,151	[10]
President and Chief Operating Officer	2005	486,948	—	—	—		—	—	13,687	[4]
	2004	480,537	—	—	399,578	[3]	—	—	22,787
	2003	461,415	—	—	—		100,000	—	21,926
Ronald B. Hutchison	2006	356,731	157,500	—	—		—	—	9,564	[11]
EVP and CFO	2005	313,653	—	—	221,000	[7]	—	—	54,715	[6]
	2004	—	—	—	—		—	—	—
	2003	—	—	—	—		—	—	—
Antonio C. Alvarez II [8]	2006	1,800,000	—	—	—		—	—	—
Chief Executive Officer	2005	1,274,250	—	—	—		—	—	—
	2004	—	—	—	—		—	—	—
	2003	—	—	—	—		—	—	—
John K. Suckow [8]	2006	1,482,900	—	—	—		—	—	—
Executive VP and Chief
Restructuring Officer	2005	1,117,200	—	—	—		—	—	—
	2004	—	—	—	—		—	—	—
	2003	—	—	—	—		—	—	—
Jacques E. Roizen [8,9]	2006	—	—	—	—		—	—	—
Executive VP and Chief
Marketing Officer	2005	733,600	—	—	—		—	—	—
	2004	—	—	—	—		—	—	—
	2003	—	—	—	—		—	—	—

[1]	All other compensation for the fiscal year ended May 28, 2005, includes our Company’s contributions in the amounts of $6,685 and $6,685, which accrued during such fiscal year for the accounts of Messrs. Elsesser and Kafoure, respectively, under our Company’s Retirement Income Plan and the imputed income for term life insurance provided by our Company for the benefit of Messrs. Elsesser and Hutchison in the amounts of $1,319 and $483, respectively.

2	Mr. Elsesser became Chief Executive Officer on October 1, 2002 and resigned September 21, 2004.

3	On January 23, 2004, the Company exchanged outstanding options to purchase shares of our Common Stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The restricted stock, which will vest ratably over a four-year term, and the eligible options were granted under our 1996 Plan. The value was calculated based on the closing price of the common stock on January 23, 2004 of $14.75 per share. Subsequent to the exchange of options for restricted stock, Mr. Kafoure and the Company agreed to a rescission of the exchange and Mr. Kafoure returned the restricted stock grant.

4	Includes $4,228 and $7,001 for use of a company car for Messrs. Elsesser and Kafoure respectively.

5	Includes $477,736 for a Deferred Share Award of 53,200 common shares.

6	Includes $54,232 for moving expenses.

7	The value was calculated based on the closing price of the common stock on July 13, 2004 of $11.05 per share. Mr. Hutchison has elected to disclaim ownership of the vested portion of his restricted stock grant and has surrendered all rights thereunder.

8	Messrs. Alvarez, Suckow and Roizen, as employees of A&M, were designated as officers of IBC pursuant to an amended and restated letter agreement dated September 21, 2004, further amended and restated as of October 14, 2004 and amended on July 18, 2005 and elected by the Board of Directors in September 2004, April 2005 and except for Mr. Roizen (see note 9), March 2006.

9	As Interim Chief Marketing Officer, Mr. Roizen stepped down from his position when Mr. Seban was hired on August 1, 2005.

10	All other compensation for Mr. Kafoure for the fiscal year ended June 3, 2006 includes our Company’s contribution in the amount of $7,560, which accrued during such fiscal year for the account of Mr. Kafoure under our Company’s Retirement Income Plan, and $5,591 for the use of a company car.

11	All other compensation for Mr. Hutchison for the fiscal year ended June 3, 2006 includes $6,240 for the use of a company car, the imputed income for term life insurance provided by our Company for the benefit of Mr. Hutchison in the amount of $966 and moving expenses of $2,358.
Stock Options
The following two sections set forth information for the last completed fiscal year relating to (i) the grant of stock options to the Named Executive Officers and (ii) the exercise and appreciation of stock options held by the Named Executive Officers.
Option Grants in the Fiscal Year Ended May 28, 2005
No stock options were granted in fiscal 2005 to any of the Named Executive Officers.
Aggregated Option Exercises in Fiscal 2005 and Option Values at May 28, 2005

			Number of securities
	Shares		underlying unexercised options		Value of unexercised in-the
	Acquired	Value	at fiscal year end		money options at fiscal year
	on exercise	Realized	(#)		end ($)
	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Name (a)	(b)	(c)	(d)		(e)
James E. Elsesser [1]	0	0	90,000	0	0	0
Michael D. Kafoure	0	0	565,074	33,332	0	0
Ronald B. Hutchison	0	0	0	0	0	0
Antonio C. Alvarez II	0	0	0	0	0	0
John K. Suckow	0	0	0	0	0	0
Jacques E. Roizen	0	0	0	0	0	0

[1]	Mr. Elsesser resigned September 21, 2004.
Long Term Incentive Plan Awards in the Fiscal Year Ended May 28, 2005
No awards were made under any Long Term Incentive Plan in fiscal 2005 to any of the Named Executive Officers.
IBC Supplemental Executive Retirement Plan
In connection with our Chapter 11 filing, as of November 11, 2004, we suspended payments and accruals of service credit under the SERP. The following describes the SERP as it existed prior to its suspension.
In June 2002, we adopted the SERP, an unfunded, non-tax-qualified supplemental retirement plan. Under the SERP, we will pay certain key executives and managers who retire after age 60 (the normal retirement age), including the Named Executive Officers (except for Messrs. Alvarez, Suckow, and Roizen), an annual retirement benefit equal to 1.8% of the participant’s average annual base salary received during the 60 months immediately preceding retirement, for each year of service to IBC, up to 20 years, or the Benefit. For purposes of this formula, “base salary” means the salary amount set forth in the Salary column of the Summary Compensation Table. As a result, the maximum Benefit is 36% of the participant’s average annual base salary for the preceding 60 months. Upon termination of the participant’s service for any reason other than disability or death after the participant reaches 60 years of age, one-twelfth of the Benefit will be paid each month, if the participant is not married at retirement, until the date of the participant’s death. If the participant is married at retirement, one-twelfth of the Benefit will be paid each month for the participant’s lifetime, unless the participant dies before receiving 300 monthly payments in which event payments will continue to be made to his or her spouse until the earlier of the spouse’s death or the payment of a total of 300 monthly payments to both the participant and the spouse. The SERP includes certain provisions, exercisable at the participant’s election, for the payment of a reduced joint and survivor monthly benefit payable for the surviving spouse’s lifetime if the participant is married on the date of his or her retirement.
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
SERP Table

	Years of Service
Annual Average Earnings Over the Last 60 Months of Employment	5	10	15	20
$100,000	$9,000	$18,000	$27,000	$36,000
$200,000	$18,000	$36,000	$54,000	$72,000
$300,000	$27,000	$54,000	$81,000	$108,000
$400,000	$36,000	$72,000	$108,000	$144,000
$500,000	$45,000	$90,000	$135,000	$180,000
$600,000	$54,000	$108,000	$162,000	$216,000
$700,000	$63,000	$126,000	$189,000	$252,000
$800,000	$72,000	$144,000	$216,000	$288,000
As of May 28, 2005, Messrs. Elsesser and Kafoure had accredited service of 3 and 10 years, respectively.
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
Participation of Named Executive Officers
Messrs. Kafoure and Hutchison are participants in the KERP. The maximum amounts that Messrs. Kafoure and Hutchison may be entitled to under the KERP are approximately $0.5 million and $0.3 million, respectively.
Compensation of Directors
Directors who are not our salaried employees or consultants are entitled to an annual retainer of $30,000 plus $2,000 for each Board of Directors meeting attended in person and $1,000 for each telephonic Board of Directors meeting. In addition, directors who are members of committees of the Board of Directors and who are not our salaried employees or consultants are entitled to receive $1,000 for each committee meeting attended that is not conducted in conjunction with a meeting of the full Board of Directors and $750 for each committee meeting attended in person that is conducted on the same day as a meeting of the full Board of Directors. For telephonic committee meetings, each committee member is entitled to receive $500. The Non-Executive Chairman of the Board is entitled to receive an annual retainer of $150,000. The Chairman of the Audit Committee is entitled to receive an annual retainer of $5,000. The Chairman of the Compensation Committee and the Nominating/Corporate Governance Committee are each entitled to receive an annual retainer of $2,500. In addition, non-employee directors are eligible for awards of stock options and restricted or unrestricted shares of common stock pursuant to our 1996 Stock Incentive Plan, or the 1996 Plan. In fiscal 2005, no stock option grants were made to non-employee directors. On July 13, 2004, we granted shares of restricted stock to each non-employee director, such shares were issued pursuant to the provisions of the 1996 Plan. Each such award was the number of shares of our common stock equal to $50,000 divided by the closing price on the NYSE ($11.05) on July 13, 2004 (rounded to the nearest whole share) or 4,525 shares. The restricted stock vested quarterly over a one-year term.
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
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee are Messrs. Calhoun, Horton and Metrick. No member of the Compensation Committee was an officer, employee or a former officer or employee of us or any of our subsidiaries during fiscal 2005.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
We have only one equity compensation plan for eligible employees under which options, rights or warrants may be granted, the 1996 Stock Incentive Plan. See Note 14. Stock-Based Compensation to our consolidated financial statements, contained herein for further information on the material terms of this plan. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under our 1996 Plan as of May 28, 2005:
Equity Compensation Plan Information as of May 28, 2005

Number of securities
		Weighted-	remaining available for
		average exercise	future issuance under
	Number of securities to be	price of	equity compensation
	issued upon exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,518,000	$16.43	7,667,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	4,518,000	$16.43	7,667,000

Holdings of Principal Stockholders
The following table sets forth information regarding the ownership of our common stock by each person known to us to be the beneficial owner of more than 5% of our Company’s common stock as of August 15, 2006.

		(3)
		Amount and
		nature of
(1)	(2)	beneficial	(4)
Title of Class	Name and address of beneficial owner	ownership	Percent of Class
Common	EagleRock Capital Management, L.L.C.[1] 551 Fifth Avenue, 34th Floor New York, NY 10176	4,013,176	8.8%
Common	Brencourt Advisors, LLC [1] 600 Lexington Avenue, 8th Floor New York, NY 10022	3,879,937	8.5%
Common	Glenview Capital Management, LLC[1] 399 Park Avenue, Floor 39 New York, NY 10022	3,782,781	8.3%
Common	QVT Financial LP [1] 527 Madison Avenue, 8th Floor New York, NY 10022	3,322,495	7.32%
Common	Brandes Investment Partners, L.P. [1] 11988 El Camino Real, Suite 500 San Diego, CA 92130	2,958,045	6.5%
Common	Fidelity Management & Research Co. [1] 82 Devonshire Street Boston, MA 02109	2,848,716	6.277%

		(3)
		Amount and
		nature of
(1)	(2)	beneficial	(4)
Title of Class	Name and address of beneficial owner	ownership	Percent of Class
Common	Ore Hill Partners LLC[1] C/o Butterfield Fund Services (Cayman) Ltd. PO Box 705GT Butterfield House 68 Fort Street Grand Cayman, Cayman Islands	2,811,400	6.19%

1	The information concerning beneficial ownership was obtained from Schedule 13G reports of EagleRock Capital Management, L.L.C., Glenview Capital Management, LLC, QVT Financial LP, Brandes Investment Partners, L.P., Fidelity Management & Research Co., and Ore Hill Partners LLC filed with the Securities and Exchange Commission (“SEC”) on February 14, 2006, February 14, 2006, February 14, 2005, February 14, 2006, February 14, 2006, and February 14, 2006, respectively and a Schedule 13D report of Brencourt Advisors, LLC filed with the SEC on July 21, 2006.
Holdings of Officers and Directors
The number of shares of our common stock beneficially owned as of August 15, 2006, by the directors, the Named Executive Officers and all directors, Named Executive Officers and executive officers as a group, are set forth below:

(3)
Amount and nature
(1)	(2)	of beneficial	(4)
Title of Class	Name of beneficial owner	ownership	Percent of Class
Common	Michael J. Anderson	64,095[1,2]	*
Common	G. Kenneth Baum	230,837[1,2,3]	*
Common	Leo Benatar	109,330[1,2]	*
Common	Robert B. Calhoun	107,257[1,2]	*
Common	Frank E. Horton	70,525[1,2]	*
Common	Ronald B. Hutchison	6,666[2]	*
Common	Michael D. Kafoure	515,844,2	1.09%
Common	Richard L. Metrick	54,525[1,2]	*
Common	Ronald L. Thompson	9,525[1,2]	*
Common	All Named Executive Officers, directors and executive officers as a group (19 persons)	1,523,172,2,4	3.19%

*	Less than 1%

[1]	Of the shares indicated, 58,000 (Mr. Anderson), 100,000 (Mr. Baum), 100,000 (Mr. Benatar), 100,000 (Mr. Calhoun) 60,000 (Dr. Horton), 510,000 (Mr. Kafoure), 40,000 (Mr. Metrick), 5,000 (Mr. Thompson) and 1,297,000 (all directors, Named Executive Officers and executive officers as a group) are attributable to currently exercisable employee stock options or stock options exercisable within 60 days.

[2]	Of the shares indicated, 0 (Mr. Kafoure), 4,525 (Messrs. Anderson, Baum, Benatar, Calhoun, Horton, Metrick and Thompson), and 60,485 (all directors, Named Executive Officers and executive officers as a group) are attributable to shares of restricted stock.

[3]	Mr. Baum is a director and Chairman of the Board of George K. Baum Group, Inc. Mr. Baum is also the majority stockholder of George K. Baum Group, Inc. Of the 230,837 shares indicated, 77,858 are held by George K. Baum Group, Inc. Mr. Baum may be deemed to beneficially own all 77,858 shares of the Common Stock held by George K. Baum Group, Inc.

[4]	James R. Elsesser, Paul E. Yarick and Charles A. Sullivan retired from their positions with IBC on September 21, 2004, September 10, 2004 and July 31, 2005, respectively. Accordingly, any shares of our common stock beneficially owned by these individuals have not been included in the preceding table.

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
We purchase flour at market prices from Cereal Food Processors, Inc., a long-standing supplier, in the regular course of our business under a contract terminating at the end of October 2006. G. Kenneth Baum, a current director, beneficially owns not more than a 15% equity interest in Cereal Food Processors. During fiscal 2005, our flour purchases from Cereal Food Processors totaled approximately $87,500,000.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to our Independent Registered Public Accounting Firm
For the years ended May 28, 2005 and May 29, 2004, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, or Deloitte & Touche. Total fees aggregated $3,112,914 and $974,605 for the years ended May 28, 2005 and May 29, 2004, respectively and were comprised of the following:
Audit Fees. The aggregate fees billed for the audit of our annual financial statements for the fiscal year ended May 29, 2004 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $824,116. The aggregate fees incurred for the audit of our annual financial statements for the fiscal year ended May 28, 2005 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $3,386,000 (all but approximately $600,000 of which has been billed). The fees for fiscal year ended May 29, 2004 include amounts in connection with additional audit procedures related to the Audit Committee’s investigation into the setting of our workers’ compensation and certain other reserves, as well as fees related to the restatement of our historical financial statements. The fees for fiscal year ended May 28, 2005 include amounts for work on the review of documents filed with the SEC and consultation on financial accounting and reporting standards arising during the course of the audit or reviews, as well as fees related to the restatement of our historical financial statements, which restatement related only to periods prior to the fiscal year ended May 28, 2005.
Audit Related Fees. The aggregate fees billed for audit-related services for the fiscal years ended May 28, 2005 and May 29, 2004 were $66,000 and $148,690, respectively. These fees relate to audits of certain of our benefit plans.
Tax Fees. The aggregate fees billed for tax services for the fiscal years ended May 28, 2005 and May 29, 2004 were $0 and $1,800, respectively. These fees relate to a tax consulting project for the fiscal year ended May 29, 2004.
All Other Fees: The aggregate fees for services not included above were $0 for the fiscal year ended May 28, 2005 and $46,594 for fiscal year ended May 29, 2004. These fees relate to a health and dental insurance project for the fiscal year ended May 29, 2004.
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
There were no audit-related fees, tax fees or any other fees approved by the Audit Committee pursuant to 17 CFR 210.2-01(c)(7)(i)(C) for fiscal 2005.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a) Financial Statements and Schedules:
1.	Financial Statements
The following consolidated financial statements are set forth in Part II, Item 8:
Consolidated Balance Sheets at May 28, 2005 and May 29, 2004
For the 52 weeks ended May 28, 2005, the 52 weeks ended May 29, 2004 and the 52 weeks ended May 31, 2003:
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity (Deficit)
Notes to Consolidated Financial Statements
2.	Financial Statement Schedule
Schedule II on page [•] is filed as part of this Annual Report.
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
3.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 9, 2002, filed on April 19, 2002).

3.2	Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).

4.1	Preferred Stock Purchase Rights Agreement effective as of May 8, 2000 (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 16, 2000).

10.1	Employment Agreement, dated as of September 4, 2002, by and among Interstate Bakeries Corporation, Interstate Brands Corporation and James R. Elsesser (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on October 3, 2002).#

10.2	Deferred Share Award Notice dated as of October 1, 2002 by and between Interstate Bakeries Corporation and James R. Elsesser (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on October 3, 2002).#

10.3	Consulting Agreement dated as of October 2, 2002 and effective as of September 30, 2002 by and among Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and Charles A. Sullivan (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on October 3, 2002).#

10.3.1	Amendment to the Consulting Agreement dated as of June 24, 2004, by and among Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and Charles A. Sullivan (incorporated herein by reference to Exhibit 10.3.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.4	Employment Agreement dated as of March 8, 2003 by and between Michael D. Kafoure and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.2 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.5	Employment Agreement dated as of March 7, 2003 by and between Robert P. Morgan and Interstate Brands Corporation (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.6	Employment Agreement dated as of March 18, 2003 by and between Richard D. Willson and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.4 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

Exhibit No.	Exhibit
10.7	Employment Agreement dated as of March 7, 2003 by and between Thomas S. Bartoszewski and Interstate Brands Corporation (incorporated herein by reference to Exhibit 10.5 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.8	Management Continuity Agreement effective as of February 3, 2003 by and between James R. Elsesser and Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 10.6 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.9	Form of Management Continuity Agreement effective as of February 3, 2003 by and between Interstate Bakeries Corporation and Paul E. Yarick, Michael D. Kafoure, Kent B. Magill, Robert P. Morgan, Richard D. Willson and Thomas S. Bartoszewski (incorporated herein by reference to Exhibit 10.7 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.10	Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent, dated as of April 25, 2002 (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed May 8, 2002).

10.10.1	First Amendment, dated as of April 21, 2003, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.10.2	Second Amendment, dated as of May 7, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.10.3	Third Amendment, dated as of May 27, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.10.4	Fourth Amendment, dated as of June 17, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

Exhibit No.	Exhibit
10.10.5	Fifth Amendment, dated as of August 12, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.10.6	Sixth Amendment, dated as of September 7, 2004, to the Amended and Restated Credit Agreement, dated April 25, 2002, among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties thereto, The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent, Bank of America, N.A., as syndication agent and JPMorgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on September 13, 2004).

10.10.7	Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 18, 2005, by and among the Interstate Bakeries Corporation, Interstate Brands Corporation (the “Borrower”), the several banks and other financial institutions or entities from time to time parties thereto (the “Lenders”), The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent (the “Co-Documentation Agents”), Bank of America, N.A., as syndication agent (the “Syndication Agent”) and JPMorgan Chase Bank (“JPMorgan”), as administrative agent (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on March 22, 2005).

10.11	Guarantee and Collateral Agreement made by Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and certain of their Subsidiaries, in favor of The Chase Manhattan Bank, as Administrative Agent, dated as of July 19, 2001 (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 24, 2001).

10.12	Amended and Restated Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 6, 2004 filed on April 19, 2004).#

10.13	Interstate Bakeries Corporation Incentive Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002).#

10.14	Interstate Bakeries Corporation 1993 Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002).#

10.14.1	First Amendment to Interstate Brands Corporation 1993 Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).#

Exhibit No.	Exhibit
10.15	Interstate Bakeries Corporation Amended and Restated Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.15 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.16	Interstate Bakeries Corporation Rabbi Trust Agreement (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).#

10.16.1	First Amendment to the IBC Rabbi Trust Agreement effective August 8, 2003 (incorporated herein by reference to Exhibit 10.19.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K filed on August 23, 2003).#

10.17	Form of Award Notice and Non-Qualified Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).#

10.18	Form of Award Notice and Incentive Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).#

10.19	Employment Agreement dated as of July 13, 2004 by and between Ronald B. Hutchison and Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 10.19 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.20	Management Continuity Agreement dated as of July 13, 2004 by and between Ronald B. Hutchison and Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 10.20 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.21	Form of Indenture for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.22	Form of Purchase Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.23	Form of Registration Rights Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.24	Letter Agreement, dated as of August 27, 2004, amended and restated as of September 21, 2004 and further amended and restated on October 14, 2004, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc (incorporated herein by reference to Exhibit 10.24 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.24.1	Letter Agreement, dated as of July 18, 2005, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc (incorporated herein by reference to Exhibit 10.24.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

Exhibit No.	Exhibit
10.25	Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral Agent”) for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on September 27, 2004).

10.25.1	First Amendment, dated as of November 1, 2004, to the Revolving Credit Agreement) dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on November 5, 2004).

10.25.2	Second Amendment, effective as of January 20, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on February 1, 2005).

Exhibit No.	Exhibit
10.25.3	Third Amendment and Waiver, dated as of May 26, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent (the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent (the “Collateral Agent”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 27, 2005).

10.25.4	Fourth Amendment and Waiver, dated as of November 30, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent (the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent (the “Collateral Agent”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 5, 2005).

10.25.5	Fifth Amendment, dated as of December 27, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 30, 2005).

Exhibit No.	Exhibit
10.25.6	Sixth Amendment, dated as of March 29, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on March 29, 2006).

10.25.7	Seventh Amendment, dated as of June 28, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on June 30, 2006).

10.25.8	Eighth Amendment, dated as of August 24, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 30, 2006).

10.26	Offer of Employment dated July 13, 2005 between Interstate Bakeries Corporation and Mr. Richard C. Seban (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 5, 2005).#

10.27	Interstate Bakeries Corporation Key Employee Retention Plan (incorporated herein by reference to Exhibit 10.27 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

21.1	Subsidiaries of Interstate Bakeries Corporation.*

24.1	Power of Attorney (included on signature page).

31.1	Certification of Antonio C. Alvarez II pursuant to Rule 13a-14(a)/15d-14(a)*

Exhibit No.	Exhibit
31.2	Certification of Ronald B. Hutchison pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Antonio C. Alvarez II pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Ronald B. Hutchison pursuant to 18 U.S.C. Section 1350*

#	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE BAKERIES CORPORATION

Dated: October 6, 2006	By:	/s/ Antonio C. Alvarez II
Antonio C. Alvarez II
Chief Executive Officer
(Principal Executive Officer)
Each person whose signature appears below hereby severally constitutes and appoints Antonio C. Alvarez II and Ronald B. Hutchison, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Interstate Bakeries Corporation for the fiscal year ended May 28, 2005, and all documents relating therewith, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Name of Signatory	Capacities In Which Signing	Date

/s/ Antonio C. Alvarez II	Chief Executive Officer (Principal Executive	October 6, 2006
Antonio C. Alvarez II	Officer)

/s/ Ronald B. Hutchison	Executive Vice President – Chief Financial	October 6, 2006
Ronald B. Hutchison	Officer (Principal Financial and Accounting Officer)

/s/ Leo Benatar	Non-Executive Chairman of the Board	October 6, 2006
Leo Benatar

/s/ Michael J. Anderson	Director	October 6, 2006
Michael J. Anderson

/s/ G. Kenneth Baum	Director	October 6, 2006
G. Kenneth Baum

/s/ Robert B. Calhoun	Director	October 6, 2006
Robert B. Calhoun

Name of Signatory	Capacities In Which Signing	Date

/s/ Frank E. Horton	Director	October 6, 2006
Frank E. Horton

/s/ Richard L. Metrick	Director	October 6, 2006
Richard L. Metrick

/s/ Ronald L. Thompson	Director	October 6, 2006
Ronald L. Thompson

INTERSTATE BAKERIES CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FIFTY-TWO WEEKS ENDED MAY 28, 2005, MAY 29, 2004, AND MAY 31, 2003
(dollars in thousands)

	Balance at		Accounts	Balance
	beginning	Adjustments	charged	at end of
Description	of period	to expense	off	period
2005:
Reserve for discounts and allowances on accounts receivable	$3,839	$2,671	$—	$6,510
Allowance for doubtful accounts	3,700	2,032	(2,240)	3,492

	$7,539	$4,703	$(2,240)	$10,002

2004:
Reserve for discounts and allowances on accounts receivable	$4,486	$(647)	$—	$3,839
Allowance for doubtful accounts	4,000	1,427	(1,727)	3,700

	$8,486	$780	$(1,727)	$7,539

2003:
Reserve for discounts and allowances on accounts receivable	$4,468	$18	$—	$4,486
Allowance for doubtful accounts	4,200	3,226	(3,426)	4,000

	$8,668	$3,244	$(3,426)	$8,486