Form 10-Q
period 2005-08-20
INTERSTATE BAKERIES CORP/DE/
filed 2006-12-21
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report
Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 20, 2005
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
Large accelerated filer ☐           Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 45,285,314 shares of common stock, $0.01 par value per share, outstanding on December 6, 2006. Giving effect to our senior subordinated convertible notes and common stock equivalents, there were 55,183,755 shares of common stock outstanding as of December 6, 2006.

EXPLANATORY NOTE
This report, together with several other periodic reports through our Quarterly Report on Form 10-Q for the quarter ended August 26, 2006 are being filed with the SEC concurrently herewith. All of the reports filed concurrently herewith should be read together and in connection with this Quarterly Report on Form 10-Q for a comprehensive description of our current financial condition and operating results.

INTERSTATE BAKERIES CORPORATION
FORM 10-Q
QUARTER ENDED AUGUST 20, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share data)

	August 20,	May 28,
	2005	2005
ASSETS

Current assets
Cash	$192,323	$151,558
Restricted cash	19,635	—
Accounts receivable, less allowance for doubtful accounts of $3,500 and $3,492 respectively	151,652	176,781
Inventories	65,350	69,431
Assets held for sale	19,480	10,582
Other current assets	67,102	83,850

Total current assets	515,542	492,202

Property and equipment, net	674,211	705,373
Other intangible assets	161,780	162,043
Other assets	37,172	39,032

Total assets	$1,388,705	$1,398,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise
Current liabilities
Long-term debt	$496,342	$482,199
Accounts payable	110,198	101,141
Accrued expenses	254,034	260,442

Total current liabilities	860,574	843,782

Other liabilities	282,952	299,391
Deferred income taxes	87,085	90,172

Total liabilities not subject to compromise	1,230,611	1,233,345

Liabilities subject to compromise	282,198	282,229

Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,323,000 and 45,337,000 shares outstanding, respectively	816	816
Additional paid-in capital	586,017	586,089
Accumulated deficit	(21,381)	(14,394)
Treasury stock, 36,256,000 and 36,242,000 shares at cost, respectively	(678,495)	(678,379)
Unearned restricted stock compensation	(3,049)	(3,521)
Accumulated other comprehensive loss	(8,012)	(7,535)

Total stockholders’ deficit	(124,104)	(116,924)

Total liabilities and stockholders’ deficit	$1,388,705	$1,398,650

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Twelve Weeks Ended
	August 20,	August 21,
	2005	2004
Net sales	$744,649	$811,977

Cost of products sold (exclusive of items shown below)	370,413	413,078
Selling, delivery and administrative expenses	351,187	402,900
Restructuring (credits) charges	(4,720)	7,321
Depreciation and amortization	18,102	21,074
Loss on sale or abandonment of assets	163	666
Goodwill impairment	—	215,346

	735,145	1,060,385

Operating income (loss)	9,504	(248,408)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $1,317 and $0, respectively)	10,891	8,994
Reorganization charges, net	10,656	—
Other (income) expense	(33)	149

	21,514	9,143

Loss before income taxes	(12,010)	(257,551)
Provision (benefit) for income taxes	(5,023)	(14,085)

Net loss	$(6,987)	$(243,466)

Loss per share

Basic	$(0.15)	$(5.42)

Diluted	$(0.15)	$(5.42)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Twelve Weeks Ended
	August 20,	August 21,
	2005	2004
Operating activities
Net loss	$(6,987)	$(243,466)
Depreciation and amortization	18,102	21,074
Provision (benefit) for deferred income taxes	(419)	26,227
Reorganization charges, net	10,656	—
Cash reorganization items	(8,911)	—
Non-cash bankruptcy-related credits	(741)	—
Non-cash interest expense — deferred debt fees	1,405	776
Non-cash interest on swap agreements	—	(655)
Non-cash restricted stock and deferred share compensation expense	327	920
(Gain) loss on sale, write-down or abandonment of assets	(8,110)	4,263
Write-off of goodwill	—	215,346
Change in operating assets and liabilities
Accounts receivable	25,129	(2,170)
Inventories	4,081	2
Other current assets	14,080	(11,814)
Accounts payable and accrued expenses	(17,615)	23,553
Long-term portion of self insurance reserves	4,058	11,400
Other	(1,495)	(6,662)

Net cash from operating activities	33,560	38,794

Investing activities
Purchases of property and equipment	(8,287)	(13,837)
Proceeds from sale of assets	21,977	1,128
Restricted cash deposit	(19,635)	—
Acquisition and development of software assets	—	(2,870)
Other	4	15

Net cash used in investing activities	(5,941)	(15,564)

Financing activities
Reduction of long-term debt	(268)	(114,000)
Increase in long-term debt	13,414	—
Issuance of convertible bonds	—	100,000
Acquisition of treasury stock	—	(44)
Debt fees	—	(5,323)

Net cash from (used in) financing activities	13,146	(19,367)

Net increase in cash	40,765	3,863

Cash at the beginning of period	151,558	39,728

Cash at the end of period	$192,323	$43,591

Cash payments (received)
Interest	$9,991	$11,048
Income taxes	(15,584)	(20,567)

Non-cash investing and financing activities
Issuance of restricted stock	—	221
Long-term debt reduction from lease rejections	169	—
Asset disposals from lease rejections	113	—
See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(dollars and shares in thousands)

	Common						Unearned	Accumulated
	Stock Issued		Additional		Treasury Stock		Restricted	Other	Total
	Number	Par	Paid-in	Accumulated	Number of		Stock	Comprehensive	Stockholders’
	of Shares	Value	Capital	Deficit	Shares	Cost	Compensation	Loss	Deficit
Balance May 28, 2005	81,579	$816	$586,089	$(14,394)	(36,242)	$(678,379)	$(3,521)	$(7,535)	$(116,924)
Comprehensive loss	—	—	—	(6,987)	—	—	—	(477)	(7,464)
Restricted share compensation expense	—	—	—	—	—	—	374	—	374
Restricted share forfeitures	—	—	(72)	—	(14)	(116)	98	—	(90)

Balance August 20, 2005	81,579	$816	$586,017	$(21,381)	(36,256)	$(678,495)	$(3,049)	$(8,012)	$(124,104)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of December 6, 2006, we have rejected over 420 unexpired leases and have included charges for our estimated liability related thereto in the applicable periods. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject. For these executory contracts and remaining unexpired leases, we cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting these contracts or leases, and no provisions have yet been made for these items.
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
See Note 13. Restructuring (Credits) Charges to these condensed consolidated financial statements for related disclosures.
Our financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Chapter 11 filing process and the circumstances leading to the bankruptcy there is substantial doubt about our ability to continue as a going concern. Our continuation as a “going concern” is dependent upon, among other things, our ability to evaluate and execute various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a plan of reorganization, our ability to comply with the terms of the DIP Facility, the expected violation of DIP Facility covenants during 2007, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.
The condensed consolidated financial statements reflect adjustments in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), which was adopted for financial reporting in periods ending after September 22, 2004, assuming that we will continue as a going concern. In the Chapter 11 proceedings, substantially all unsecured liabilities except payroll and benefit related charges as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings are segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7. The ultimate amount of and settlement terms for our pre-bankruptcy liabilities are dependent on the outcome of the Chapter 11 proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings, and certain gains and losses resulting from a reorganization of our business are reported separately as reorganization items. In addition, interest expense is reported only to the extent that it will be paid during the Chapter 11 proceedings or that it is probable that it will be an allowed claim under the bankruptcy proceedings.
2. Description of Business and Significant Accounting Policies
Description of Business
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. The accompanying unaudited condensed consolidated financial statements, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended August 20, 2005 are not indicative of the results for the full year ending June 3, 2006.
The consolidated balance sheet presented at May 28, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended May 28, 2005.
Unless the context indicates otherwise, “IBC,” “us,” “we,” and “our” refers to Interstate Bakeries Corporation and its subsidiaries, taken as a whole.
Significant Accounting Policies
For further information, refer to Significant Accounting Policies in our Annual Report on Form 10-K for the year ended June 3, 2006 filed concurrently with this document.
Fiscal year end — Our fiscal year is a 52 or 53-week period ending on the Saturday closest to the last day of May.
Principles of consolidation — The condensed consolidated financial statements include the accounts of IBC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of estimates — The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and cash equivalents — We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of bank balances totaling approximately $31.0 million and $17.5 million at August 20, 2005 and May 28, 2005, respectively. Restricted cash represents cash held as collateral pursuant to our debtor-in-possession financing agreement and is not considered a cash equivalent in the consolidated statement of cash flows. See Note 8. Debt to these condensed consolidated financial statements for related disclosures.
Stock-based compensation — We apply Accounting Principles Board Opinion (APB Opinion) No. 25, Accounting for Stock Issued to Employees (APB Opinion 25), and related interpretations in accounting for our 1996 Stock Incentive Plan (the Plan), and, therefore, no compensation expense is recognized for stock options issued under the Plan. For companies electing to continue the use of APB Opinion 25, Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS 123 had been adopted.

Had we adopted the provisions of SFAS 123, estimated pro forma net income and earnings per share would have been as follows:

	Twelve Weeks Ended
	August 20,	August 21,
	2005	2004
	(dollars in thousands,
	except per share data)
Net loss, as reported	$(6,987)	$(243,466)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	327	920
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(434)	(1,361)

Pro forma net loss	$(7,094)	$(243,907)

Basic and diluted loss per share
As reported	$(0.15)	$(5.42)
Pro forma	(0.16)	(5.43)
On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted and the eligible options were granted under our 1996 Stock Incentive Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation is being charged to expense over the vesting period, with approximately $0.4 million and $0.6 million charged in the first quarter of fiscal 2006 and 2005, respectively. In addition, lowered costs resulting from forfeited awards were approximately $0.1 million in the first quarter of 2006.
Contingencies — Various lawsuits, claims and proceedings are pending against us. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. See Note 16. Commitments and Contingencies to these condensed consolidated financial statements for related disclosures.
Recently Issued Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. This statement requires prospective application, and the recognition and disclosure requirements are effective for the end of fiscal years ending after December 15, 2006, which will be effective for us in fiscal 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008 and will be effective for us in fiscal 2009. We are currently in the process of evaluating the effects of the adoption of SFAS 158 on our consolidated results of operations, cash flows, and financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and will be effective for us in fiscal 2009. We are currently in the process of evaluating the effects of the adoption of SFAS 157 on our consolidated results of operations, cash flows, and financial position.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements (SAB 108), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006 and will be effective for us in the fourth quarter of fiscal 2007. We are currently in the process of evaluating the effects of the adoption of SAB 108 on our consolidated results of operations, cash flows and financial position.
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is effective for fiscal years beginning after December 15, 2006, and is effective for us in fiscal 2008. FIN 48 clarifies the way that companies account for uncertainty in income taxes by prescribing a consistent recognition threshold and measurement attribute, as well as establishing criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertain income tax positions. We are currently in the process of evaluating the effects of FIN 48 on our consolidated results of operations, cash flows, and financial position.
In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the tax amounts. The guidance is effective for interim and annual reporting periods beginning after December 15, 2006, which would be effective for us in the fourth quarter of fiscal 2007. We present retail sales net of sales taxes collected. This issue will not impact the method for recording these sales taxes in our consolidated financial statements.
In October 2005, the FASB issued FASB Staff Position (FSP) No. 13-1, Accounting for Rental Costs Incurred during a Construction Period, (FSP 13-1), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, entities that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period commencing after December 15, 2005. FSP 13-1 is effective for us as of the fourth quarter of fiscal 2006. Our leases are structured such that we do not take possession and accordingly do not incur rental costs during the construction period and therefore, the implementation of FSP 13-1 did not have a material impact on our consolidated results of operations, cash flows, and financial position.
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
In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and is effective for us in the last quarter of fiscal 2006. FIN 47 requires that liabilities be recognized for the fair value of a legal obligation to perform asset retirement activities even if the timing and/or method of such activities are conditional on a future event that may not be within our control as long as the amount can be reasonably estimated. We evaluated the effects of FIN 47 on our consolidated results of operations, cash flows, and financial position, and based on our relevant current obligations, the initial adoption of FIN 47 did not have a material impact on our consolidated financial statements.

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
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for the first fiscal period beginning after June 15, 2005, and is effective for us in the second quarter of fiscal 2006. The implementation of SFAS 153 did not have a significant impact on our consolidated results of operations, cash flows, and financial position.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4 (SFAS 151) . SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is effective for us in the first quarter of fiscal 2007. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be “so abnormal” as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We do not expect SFAS 151 to have a material impact on our consolidated results of operations, cash flows, and financial position.
3. Inventories
The components of inventories are as follows:

	August 20,	May 28,
	2005	2005
	(dollars in thousands)
Ingredients and packaging	$43,507	$47,617
Finished goods	21,843	21,814

	$65,350	$69,431

4. Property and Equipment
Property and equipment consists of the following:

	August 20,	May 28,
	2005	2005
	(dollars in thousands)
Land and buildings (lives ranging from 10 to 35 years)	$412,675	$440,164
Machinery and equipment (lives ranging from 4 to 15 years)	1,019,153	1,023,527

	1,431,828	1,463,691
Less accumulated depreciation	(757,617)	(758,318)

	$674,211	$705,373

Included in depreciation and amortization expense is approximately $14.1 million and $16.9 million for the twelve week periods ended August 20, 2005 and August 21, 2004, respectively, that relates to property and equipment used in our production process.
5. Assets Held for Sale
As part of our continuing efforts to address our revenue declines and high cost structure, we have commenced a restructuring process for the consolidation and standardization of our distribution system, delivery routes and bakery outlets throughout the nation. This process also includes a review of productive capacity in our bakeries and where logical, we are closing bakeries and consolidating production. During the first quarter of fiscal 2006, excess assets amounting to approximately $17.8 million were identified and reclassified to assets held for sale with net assets of approximately $19.5 million remaining at August 20, 2005 when combined with assets previously identified as held for sale. Net gains realized on the sale of our assets in the first quarter of fiscal 2006 and 2005 aggregated approximately $12.1 million and $0.4 million, respectively. Substantially all of the net gains realized in fiscal 2006 relate to restructuring activities and are classified as long-lived asset credits to our restructuring charges. See Note 13. Restructuring (Credits) Charges.
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
At August 20, 2005, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, on its effective date required us to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. At August 20, 2005, the maximum potential liability for all guaranteed lease residual values was $8.8 million, including amounts guaranteed prior and subsequent to the effective date of $4.6 million and $4.2 million, respectively. At August 20, 2005, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of $0.2 million.
7. Goodwill and Other Intangible Assets
Due to our declining operating profits and liquidity issues resulting from a decrease in sales, a high fixed cost structure, rising employee healthcare and pension costs and higher costs for ingredients and energy experienced during the first quarter of fiscal 2005, we tested our goodwill and other intangible assets for possible impairment following the guidance provided by SFAS No. 142, Goodwill and Other Intangible Assets. From the results of our testing we determined that our goodwill was fully impaired. Accordingly, we took a charge to expense during the first quarter of fiscal 2005 in the pre-tax amount of $215.3 million to eliminate our goodwill.

Goodwill and other intangible assets consist of the following:

	August 20,	May 28,
	2005	2005
	(dollars in thousands)
Goodwill
Gross carrying amount	$—	$215,346
Impairment charge	—	(215,346)

Net carrying amount	$—	$—

Intangible assets with indefinite lives (generally trademarks and trade names)
Gross carrying amount	$157,471	$180,662
Impairment charge	—	(23,191)

Net carrying amount	$157,471	$157,471

Intangible assets with finite lives
Gross carrying amount	$13,854	$19,484
Less:
Accumulated amortization	(9,545)	(11,040)
Impairment charge	—	(3,872)

Net carrying amount	$4,309	$4,572

Intangible amortization expense for the first quarter of both fiscal 2006 and 2005 was approximately $0.3 million. Of these amounts, approximately $0.2 million for the first quarter of both fiscal 2006 and 2005 were recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of operations.
8. Debt
Long-term debt consists of the following:

	August 20,	May 28,
	2005	2005
	(dollars in thousands)
Secured
Post-petition credit agreement	$—	$—
Senior secured credit facility — pre-petition	489,817	476,402
Unsecured
6% senior subordinated convertible notes — pre-petition	100,000	100,000
Capital leases — pre-petition	12,327	11,514

	602,144	587,916
Less:
Current portion	(496,342)	(482,199)
Pre-filing date claims included in liabilities subject to compromise	(105,802)	(105,717)

Long-term debt	$—	$—

Post-Petition Credit Agreement
On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (the DIP Facility) which provides for a $200.0 million commitment (the Commitment) of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility originally provided for a secured revolving line of credit through September 22, 2006, which date has been extended to June 2, 2007 pursuant to the eighth amendment. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount of $125.0 million (increased from the original limitation of $75 million as a result of prior amendments) of which $71.4 million was utilized at August 20, 2005. We pay fees approximating 3.0% on the balance of all letters of credit issued and outstanding under the DIP Facility. The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. Interest on borrowings under the DIP Facility is at either the alternate base rate (as defined in the DIP Facility) plus 1.75%, or, at our option, the London Interbank Offered Rate (LIBOR) plus 2.75%. We also pay a commitment fee of 0.50% on the unused portion of the DIP Facility. Interest is payable monthly in arrears. As of August 20, 2005, there were no borrowings outstanding under the DIP Facility and we had $109.3 million available under the DIP Facility (of which up to $53.6 million could be used for additional letters of credit).
The DIP Facility subjects us to certain obligations, including the delivery of financial statements, cash flow forecasts, operating budgets at specified intervals and cumulative minimum EBITDA covenants. Currently, we expect that we will not be able to remain in compliance with the minimum EBITDA covenant as early as prior to the end of our 2007 third fiscal quarter. We intend to negotiate with the lenders under the DIP Facility to obtain the necessary relief from this covenant. However, we can give no assurance that any relief will be obtained. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (i) the conversion of any of the bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (ii) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (iii) a change of control (as defined in the DIP Facility); (iv) an order of the Bankruptcy Court permitting holders of security interests to foreclose on the debt on any of our assets which have an aggregate value in excess of $1.0 million; and (v) the entry of any judgment in excess of $1.0 million against us, the enforcement of which remains unstayed.
During fiscal year 2005, we completed three amendments with the DIP Facility lenders. The amendments included the following: (a) the specification of maximum capital expenditures permitted (b) an increase in the maximum letter of credit facility from $75.0 million to $125.0 million (c) the specification of minimum cumulative EBITDA performance goals and (d) the specification of maximum cash restructuring charges permitted. Furthermore, during fiscal year 2006, we completed three additional amendments. We completed a fourth amendment in November 2005 which authorized us to make payments up to $12.0 million for certain pre-petition real property claims and other secured claims which were prohibited by the DIP agreement that were accruing post-petition interest and or penalties. Our fifth amendment was completed in December 2005 and provides us with the flexibility needed to continue to seek a resolution regarding the status of the ABA Plan as either a multiple employer plan or an aggregate of single employer plans. Also this amendment restated the cumulative consolidated EBITDA required under the DIP agreement and provided for a “suspension period” from December 10, 2005 through June 3, 2006 where we would not be required to meet the cumulative EBITDA requirements if our letter of credit usage under the DIP Facility met certain prescribed limits. The sixth amendment was completed in March 2006 and provided us with (1) the option of extending the expiration date of the letters of credit issued under the DIP Facility for up to 365 days beyond September 22, 2006 concurrent with the posting of cash collateral (as described in the DIP Facility); (2) the extension of the delivery date for the consolidated financial statements for May 28, 2005, June 3, 2006 and the first, second and third quarters of fiscal 2006 to such time as the financial statements are available and (3) the extension of the delivery of certain budget information from April 18, 2006 to June 30, 2006. In fiscal 2007, we completed two additional amendments. The seventh amendment, dated June 28, 2006, extended the suspension period established by the fifth amendment from June 3, 2006 through July 29, 2006. On August 25, 2006 the eighth amendment extended the maturity date of the DIP Facility to June 2, 2007 and made certain other financial accommodations, including (1) increased the sub-limit for the issuance of letters of credit to $150.0 million from $125.0 million; (2) extended the period for delivery of financial statements; (3) reset the maximum capital expenditures covenant levels; and (4) amended the cumulative consolidated EBITDA amounts. In addition, the eighth amendment contained a provision that allowed us to use for general corporate purposes fifty percent of the restricted cash previously unavailable to us, with the remaining fifty percent going to partially repay our senior pre-petition loans. The total amount of such restricted cash subject to the eighth amendment was approximately $90.7 million at August 25, 2006. These covenant adjustments and accommodations were made in lieu of extending the suspension period set forth in prior amendments.
Senior Secured Credit Facility
During fiscal year 2002, we entered into a $900.0 million senior secured credit facility agreement with a syndicate of banks and institutional lenders. In the first quarter of fiscal 2006, certain insurance carriers drew upon selected letters of credit securing our insurance liabilities. As a result of these actions, our pre-petition secured revolving debt was increased by $13.4 million with a corresponding decrease in our reserve for insurance liabilities. At August 20, 2005 under this credit facility, we had letters of credit outstanding of approximately $130.4 million and debt outstanding of approximately $489.8 million which carried a weighted average interest rate of 7.6%.
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
Other Matters
At August 20, 2005, we have classified all of our debt as payable within one year due to our default under credit agreements or due to the effects of our bankruptcy process. Additionally, our debt commitments include significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, such commitments may not reflect actual cash outlays in the future period.
We have classified the 6% senior subordinated convertible notes, which are unsecured, and a capital lease for equipment as liabilities subject to compromise. Additionally, in accordance with the guidance provided by SOP 90-7, we have suspended the accrual of interest on the 6% senior subordinated convertible notes.
9. Derivative Instruments
We are exposed to market risks relative to commodity price fluctuations. To manage the volatility associated with this exposure, we utilize commodity derivative instruments to manage certain commodity prices. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.
Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. Our objective is to utilize commodity hedging derivatives, including exchange traded futures and options on wheat, corn, soybean oil and certain fuels, to reduce our exposure to commodity price movements for future ingredient and energy needs. The strategy is to purchase futures and options to hedge the variability of cash flows related to the underlying commodity. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed one year.
We formally document the nature of and relationships between the hedging instruments and the hedged items at the inception of the trade, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and methods of assessing hedge effectiveness.
Historically, the majority of our derivative instruments related to wheat and natural gas have been designated and qualify as cash flow hedges under SFAS No. 133. The wheat instruments are designated as cash flow hedges under the long-haul method, which requires us to evaluate the effectiveness of the hedging relationships on an ongoing basis and to recalculate changes in fair value of the derivatives and the related hedged items independently. Unrealized gains or losses on cash flow hedges are recorded in OCI, to the extent the cash flow hedges are effective, and are reclassified to cost of products sold in the period in which the hedged forecasted transaction impacts earnings. For hedges of future commodities needs, earnings are impacted when our products are produced.
In addition, from time to time we enter into commodity derivatives, principally corn, soybean oil, and heating oil, in which we do not elect to apply hedge accounting. Realized and unrealized gains or losses on these positions are recorded in the consolidated statements of operations in cost of products sold or selling, delivery and administrative expenses as appropriate.
Derivative commodity instruments accounted for under SFAS No. 133 are subject to mark-to-market accounting,

under which changes in the market value of outstanding commodities are recognized as unrealized gains or losses in the consolidated statements of operations or OCI in the period of change. We record the fair market value of our derivatives based on widely available market quotes, as well as information supplied by independent third parties.
During fiscal 2006, we did not elect to apply hedge accounting for any of our derivative commodity purchases and all such derivatives were marked-to-market through cost of products sold or selling, delivery and administrative expenses as appropriate. The only derivative activity in OCI for fiscal 2006 was the reclassification to cost of products sold of amounts in OCI at fiscal 2005 year end. At August 20, 2005, the fair value of our commodity derivatives was a loss of approximately $0.2 million based upon widely available market quotes.
At August 21, 2004, we had accumulated losses of $1.6 million related to commodity derivatives which were recorded in OCI, with offsetting entries to accrued expenses. The net unrealized portion of this loss amounted to $1.5 million at August 21, 2004. In addition, at August 21, 2004, we had accumulated losses on commodity hedges that did not meet the criteria for hedge accounting or for which we did not elect to apply hedge accounting of $0.1 million that were recorded to cost of products sold and accrued expenses. During the first quarter of fiscal 2005, we recognized a loss of $0.3 million, in cost of products sold, resulting from hedge ineffectiveness of commodity hedges. At August 21, 2004, the fair value of our commodity derivatives was a loss of $1.6 million based upon widely available market quotes.
We are exposed to credit losses in the event of nonperformance by counterparties on commodity derivatives.
10. Liabilities Subject to Compromise
Under bankruptcy law, actions by creditors to collect amounts we owe prior to the petition date are stayed and certain other pre-petition contractual obligations may not be enforced against us. All pre-petition amounts have been classified as liabilities subject to compromise in the fiscal 2006 and 2005 consolidated balance sheets except for secured debt and those other liabilities that we expect will not be impaired pursuant to a confirmed plan of reorganization.
On December 14, 2004, the Court entered an Order establishing March 21, 2005 as the last date for all persons and entities holding or wishing to assert bankruptcy claims against the Company or one of its subsidiaries to file a proof of claim form. As of December 6, 2006, we have received approximately 9,100 claims some of which have been filed after the deadline established by the court. We continue to evaluate all claims asserted in the bankruptcy proceedings and file periodic motions with the court to reject, modify, liquidate or allow such claims. In addition, we may receive additional claims resulting from the future rejection of executory contracts where the deadline to file a claim resulting from lease rejection is a function of when such contracts are formally rejected. Amounts that we have recorded may, in certain instances, be different than amounts asserted by our creditors and remain subject to reconciliation and adjustment.
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain tax and other claims. We also have suspended the accrual of interest on the unsecured 6% senior subordinated convertible notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. The cumulative contractual unrecorded interest at August 20, 2005 on these obligations was approximately $5.5 million. The unrecorded interest expense for the first quarter of fiscal 2006 on these obligations was approximately $1.4 million. See Note 8. Debt to these financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.

The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheet:

	August 20,	May 28,
	2005	2005
	(dollars in thousands)
Accounts payable	$129,168	$129,294
Taxes payable	9,035	10,264
Retirement obligations (SERP and deferred compensation)	14,027	13,821
Legal reserve	12,931	12,931
Interest bearing debt and capital leases	105,802	105,717
Other	11,235	10,202

	$282,198	$282,229

Liabilities subject to compromise for taxes payable decreased in 2006 for two primary reasons. During 2006, we received approval from a taxing jurisdiction for tax credits we had claimed for prior years, which offset other amounts previously recorded as payable to this jurisdiction. In addition, we also reached settlements with other taxing jurisdictions regarding amounts owed for prior periods, at amounts less than we had previously recorded.
The increase in other liabilities subject to compromise primarily reflects an increase of $0.6 million related to additional leases rejected in our bankruptcy proceedings.
11. Employee Benefit Plans
American Bakers Association Retirement Plan
In December, 2004, we began a review with respect to the proper accounting treatment for the American Bakers Association Retirement Plan, or ABA Plan, in light of newly identified information. Prior to our recent restructuring efforts, approximately 900 active IBC employees participated under the pension plan, although the number of active employees has significantly decreased as a result of the restructuring to approximately 350 active employees in the ABA Plan as of September 30, 2006. We had previously accounted for the ABA Plan as a multi-employer plan, which resulted in recognition of expense in the amount of our actual contributions to the ABA Plan but did not require recognition of any service cost or interest cost or for the Company to record any minimum pension benefit obligation on our balance sheet.
Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of May 28, 2005, we have recorded a net pension benefit obligation liability of approximately $62.0 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
As a result of a request made by us and the Kettering Baking Company, another participating employer in the ABA Plan, the PBGC, which is the federal governmental agency that insures and supervises defined benefit pension plans, revisited its 1979 determination that the Plan was an aggregate of single employer plans and after reviewing the status of the ABA Plan, on August 8, 2006, made a final determination that the ABA Plan is a multiple employer plan under ERISA and tax rules. On August 9, 2006, we filed a lawsuit in Bankruptcy Court seeking enforcement of the PBGC’s determination, but there can be no assurance as to whether we will obtain such enforcement or the amount of any reduction to our net benefit obligation liability. Accordingly, due to the lack of a definitive resolution of this uncertainty prior to the end of the fiscal periods presented herein, as noted above we have continued to reflect our interests in the ABA Plan as an aggregate of single employer plans.

In our December 2005 submission requested by the PBGC in connection with its review of the 1979 determination referred to above, we asserted our belief based on available information that treatment of the ABA Plan as a multiple employer plan will result in an allocation of pension plan assets to our pension plan participants in an amount equal to approximately $40.0 million. We believe that treatment of the ABA Plan as a multiple employer plan will result in a significant reduction in our net pension benefit obligation with respect to our employee participants from that which is reflected in the table below. The ultimate outcome of this uncertainty cannot presently be determined.
In addition, we have received requests for additional corrective contributions under the single employer plan assumption which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less than amounts assessed by the ABA Plan on the assumption that the plan was an aggregate of single employer plans.
The following tables detail our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
The components of the pension (credit) expense for the ABA Plan are as follows:

	Twelve Weeks Ended
	August 20,	August 21,
	2005	2004
	(dollars in thousands)
Service cost	$364	$473
Interest cost	740	750
Expected return on negative plan assets	57	92
Recognition of
Prior service cost	—	98
Actuarial (gain) loss	(1,281)	1,779

Total periodic pension (credit) cost	(120)	3,192
Curtailment gain	(1,176)	—

Net pension (credit) expense	$(1,296)	$3,192

Defined Benefit Pension Plan
We also maintain a defined benefit pension plan to benefit certain union and nonunion employee groups, with participation generally resulting from business acquisitions. The components of the pension expense for the defined benefit pension plan are as follows:

	Twelve Weeks Ended
	August 20,	August 21,
	2005	2004
	(dollars in thousands)
Service cost	$209	$155
Interest cost	932	860
Expected return on plan assets	(1,127)	(1,003)
Recognition of
Prior service cost	66	40
Actuarial loss	124	46

Net pension expense	$204	$98

Postretirement Health and Life Plans
In addition to providing retirement pension benefits, we provide health care and life insurance benefits for certain eligible retired employees.
In fiscal 2004 and prior, under our plans, all nonunion employees, with 10 years of service after age 50, were eligible for retiree health care coverage between ages 60 and 65. In April 2005, the bankruptcy court approved a motion to discontinue nonunion postretirement health care coverage for all future retirees, although participation is open to grandfathered retirees and dependents through age 65. This plan change reduced our accumulated postretirement benefit obligation by $9.2 million in fiscal 2005.
Certain union employees who have bargained into our company-sponsored health care plans are generally eligible after age 55 to 60, with 10 to 20 years of service, and have no benefits after Medicare eligibility is reached. Certain of the plans require contributions by retirees and spouses and a limited number of participants have supplemental benefits after Medicare eligibility.
The components of the net postretirement benefit (credit) expense are as follows:

	Twelve Weeks Ended
	August 20,	August 21,
	2005	2004
	(dollars in thousands)
Service cost	$333	$674
Interest cost	783	1,132
Amortization
Unrecognized prior service cost (benefit)	(1,706)	(1,511)
Unrecognized net loss	302	374

Net postretirement benefit (credit) expense	$(288)	$669

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
Subsequent to our bankruptcy filing, we suspended the SERP as of November 11, 2004. The related suspension of payments and accruals of service credit under our SERP resulted in a net curtailment loss of approximately $10.3 million, which included a curtailment loss related to the write-off of prior service costs of approximately $12.4 million and a curtailment gain of approximately $2.1 million resulting from the reduction in the salary increase assumption to zero. An additional $1.5 million of the curtailment gain was offset to the actuarial loss not yet recognized at the date of the plan suspension. Approximately $9.9 million representing the portion of the SERP liability, at both August 20, 2005 and May 28, 2005, attributable to retired participants has been reclassified to liabilities subject to compromise.

The components of the SERP expense are as follows:

	Twelve Weeks Ended
	August 20,	August 21,
	2005	2004
	(dollars in thousands)
Service cost	$—	$231
Interest cost	312	385
Recognition of
Prior service cost	—	629
Actuarial loss	—	29

Total SERP expense	$312	$1,274

13. Restructuring (Credits) Charges
The components of restructuring (credits) charges are as follows:

	Twelve Weeks Ended
	August 20,	August 21,
	2005	2004
	(dollars in thousands)
Severance costs	$2,822	$2,181
Long-lived asset (credits) charges	(7,777)	3,354
Curtailment gain on a benefit plan	(706)	—
Other exit costs	941	1,786

Total	$(4,720)	$7,321

Fiscal 2006 Activity
In the first quarter of fiscal 2006, we continued the review of our profit centers and initiated further restructuring activities. We closed two bakeries and consolidated operations by standardizing distribution and consolidating production routes, depots and thrift stores which resulted in restructuring charges of approximately $6.1 million. We recorded severance charges of approximately $3.2 million for the elimination of approximately 705 employee positions and incurred approximately $2.8 million of charges related to asset impairment at the bakery locations to adjust the real estate and equipment to fair value. Also, we incurred other miscellaneous exit costs of approximately $0.1 million.
Continuing with the process of consolidating operations carried on in fiscal 2005 to achieve production efficiencies, we incurred an additional $0.2 million in restructuring charges in the first quarter of fiscal 2006 related to real estate taxes, security, utilities, and cleanup charges.
In the fourth quarter of fiscal 2005, we undertook restructuring efforts at three of our PCs in order to consolidate production, delivery routes, depots and bakery outlets. The continuation of this review process resulted in a net restructuring credit in the first quarter of fiscal 2006 of approximately $0.3 million. We recorded a net restructuring credit of approximately $0.4 million for the adjustment of severance costs and approximately $0.2 million for additional impairment of bakery equipment. We also incurred other exit costs of approximately $0.6 million for relocation and further utility costs, security, taxes and cleanup activities. These costs were offset by the realization of a net restructuring credit of approximately $0.7 million resulting from a curtailment gain on a pension plan related to this restructuring effort.

We recorded a net restructuring credit in the first quarter of fiscal 2006 of approximately $10.8 million related to our fiscal 2004 plan that resulted from a gain realized upon the sale of one of our closed bakeries.
The year-to-date analysis of our restructuring costs activity is as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other		Total
		(dollars in thousands)
Fiscal 2003 Plan	$	$	$		$

Balance May 28, 2005	—	—		—		—

Expensed in Fiscal 2006	—	(34)		32		(2)
Cash Paid in Fiscal 2006	—	—		(32)		(32)
Noncash Utilization in Fiscal 2006	—	34		—		34

Balance August 20, 2005	—	—		—		—

Fiscal 2004 Plan

Balance May 28, 2005	55	—		—		55

Expensed in Fiscal 2006	—	(10,832)		38		(10,794)
Cash Paid in Fiscal 2006	(43)	—		(38)		(81)
Noncash Utilization in Fiscal 2006	—	10,832		—		10,832

Balance August 20, 2005	12	—		—		12

Fiscal 2005 Consolidation & RIF Plan

Balance May 28, 2005	796	—		—		796

Expensed in Fiscal 2006	—	80		173		253
Cash Paid in Fiscal 2006	(523)	—		(173)		(696)
Noncash Utilization in Fiscal 2006	—	(80)		—		(80)

Balance August 20, 2005	273	—		—		273

Fiscal 2005 PC Review Plan

Balance May 28, 2005	7,613	—		—		7,613

Expensed in Fiscal 2006	(407)	241		(98)		(264)
Cash Paid in Fiscal 2006	(1,843)	—		(293)		(2,136)
Noncash Utilization in Fiscal 2006	—	(241)		706		465

Balance August 20, 2005	5,363	—		315		5,678

Fiscal 2006 PC Review Plan

Balance May 28, 2005

Expensed in Fiscal 2006	3,229	2,768		90		6,087
Cash Paid in Fiscal 2006	(1,630)	—		(90)		(1,720)
Noncash Utilization in Fiscal 2006	—	(2,768)		—		(2,768)

Balance August 20, 2005	1,599	—		—		1,599

Consolidated

Balance May 28, 2005	8,464	—		—		8,464

Expensed in Fiscal 2006	2,822	(7,777)		235		(4,720)
Cash Paid in Fiscal 2006	(4,039)	—		(626)		(4,665)
Noncash Utilization in Fiscal 2006	—	7,777		706		8,483

Balance August 20, 2005	$7,247	$—		$315		$7,562

Fiscal 2005 Activity
In fiscal 2005, we continued the process of consolidating operations in order to achieve production efficiencies and more effectively allocate production capacity.
During the first quarter of fiscal 2005, we announced the closing of two bakeries, thirty-five outlet stores and some limited consolidation of operations which resulted in restructuring charges of approximately $6.4 million. We recorded severance charges of approximately $2.4 million for the elimination of approximately 205 employee positions and incurred approximately $3.1 million of asset impairment charges which were due primarily to the write-down of real property and bakery equipment to fair value. We also incurred approximately $0.9 million of other exit charges for outlet closings and lease cancellation costs.
During the first quarter of fiscal 2005, we also incurred restructuring costs related to plans initiated in fiscal 2003 and 2004. Associated with the fiscal 2003 initiatives, we recorded additional charges of approximately $0.3 million related to impairments and property taxes, utilities and security for closed facilities. We also incurred approximately $0.7 million in restructuring charges from our 2004 initiatives for other exit costs related to utilities, security and clean up of closed facilities.
Summarized below are the cumulative restructuring charges recognized through the first quarter of fiscal 2006, as well as expected remaining charges through plan completion. We have undertaken additional restructuring activities during fiscal 2006, under the fiscal 2006 PC review plan, as described in more detail in Note 20. Subsequent Events.
Beginning in fiscal 2003 we incurred the following cumulative restructuring (credits) charges by plan (in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges or
	Benefits	(Credits)	Other	Total
Fiscal 2003 Plan	$4,304	$1,474	$6,825	$12,603

Fiscal 2004 Plan	2,537	(8,279)	7,137	1,395

Fiscal 2005 Consolidation & RIF Plan	5,575	6,199	2,318	14,092

Fiscal 2005 PC Review Plan	7,206	32,667	(7,010)	32,863

Software Write-off	—	4,509	—	4,509

Fiscal 2006 PC Review Plan	3,229	2,768	90	6,087
Expected remaining restructuring (credits) charges by plan (in thousands):

	Severance	Long-Lived
	and Related	Asset
	Benefits	Charges(1)	Other	Total
Fiscal 2005 Consolidation & RIF Plan	$—	$255	$639	$894

Fiscal 2005 PC Review Plan	—	3,780	3,019	6,799

Fiscal 2006 PC Review Plan	2,934	14,422	4,183	21,539

(1)	Excludes gains expected to be realized on subsequent sales of real property.

14. Reorganization Charges
The components of reorganization charges are as follows:

	Twelve Weeks Ended
	August 20, 2005
	Reorganization	Cash
	Charges	Payments
	(dollars in thousands)
Professional fees	$8,852	$7,481
Employee retention expenses	2,873	2,423
Lease rejection credits	(76)	—
Interest income	(493)	(493)
Gain on sale of assets	(500)	(500)

Reorganization charges, net	$10,656	$8,911

15. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Twelve Weeks Ended
	August 20,	August 21,
	2005	2004
Statutory federal tax rate	35.0%	35.0%
State income tax, net	1.1	2.7
Non-deductible goodwill impairment	—	(25.5)
Valuation allowance increase	(26.8)	(9.6)
Adjustments to prior year tax accruals	33.6	3.2
Other	(1.1)	(0.3)

	41.8%	5.5%

The income tax benefit recorded during fiscal 2006 primarily consists of tax benefits realized during the year. We received state approval for additional refundable tax credits related to prior years. We also utilized a specific statutory federal net operating loss provision that permits a 10-year carryback in order to file a claim for refund of previously paid tax.
The amount of income taxes we pay is subject to periodic audits by federal, state and local tax authorities, which from time to time result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. During the first quarter of fiscal 2006 and 2005, we recorded favorable adjustments of $4.0 million and $8.1 million, respectively, to our prior year tax accruals based upon reviews of recently closed audits and the status of prior tax years relative to the statutes of limitation. Due to the relatively lower pre-tax loss in the first quarter of 2006, the adjustment recorded in 2006 had a more significant impact on the effective rate for the quarter.

We provide a valuation allowance against deferred tax assets, if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the first quarter of 2005, we recorded a valuation allowance of $5.6 million related to deferred tax assets originating in prior years due to a change in circumstances causing a change in judgment about the realizability of the assets. During fiscal years 2006 and 2005, we recorded additional valuation allowance relating to deferred tax assets originating in those years.
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
Pursuant to the Formal Order, the SEC subpoenaed documents and testimony from several current or former officers and directors and individuals from third party professional firms providing services to us. We have continued to cooperate fully with the SEC’s investigation. On November 2, 2006, we announced that we had submitted an offer of settlement to the staff of the Division of Enforcement of the SEC in connection with the investigation. The proposed settlement is subject to approval by the Commission. IBC has been informed that the staff of the Division of Enforcement has determined to recommend the settlement to the Commission. However, IBC cannot give assurance that the Commission will approve the proposed settlement. As part of the proposed settlement, IBC will consent, without admitting or denying the allegations by the SEC, to the entry of a cease and desist order from the SEC against future violations of the record-keeping, internal controls and reporting provisions of the federal securities laws and related SEC rules. No fines would be imposed under the proposed settlement.
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
In February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri. The lead case is known as Smith, et al. v. Interstate Bakeries Corp., et al., No. 4:03-CV-00142 FJG (W.D. Mo.). The seven cases have been consolidated before a single judge and a lead plaintiff has been appointed by the Court. On October 6, 2003, plaintiffs filed their consolidated amended class action complaint. The putative class covered by the complaint is made up of purchasers or sellers of our stock between April 2, 2002 and April 8, 2003. On March 30, 2004, we and our insurance carriers participated in a mediation with the plaintiffs. At the end of that session, the parties reached a preliminary agreement on the economic terms of a potential settlement of the cases in which our insurers would contribute $15.0 million and we would contribute $3.0 million. We also agreed with plaintiffs and our carriers to work towards the resolution of any non-economic issues related to the potential settlement, including documenting and implementing the parties’ agreement. On September 21, 2004, the parties executed a definitive settlement agreement consistent with the terms of the agreement reached at the mediation. The settlement agreement was subject to court approval after notice to the class and a hearing. In connection with the potential settlement, we recorded a charge of $3.0 million during fiscal 2004, which is classified in liabilities subject to compromise.
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
In June 2003, a purported shareholder derivative lawsuit was filed in Missouri state court against certain current and former officers and directors of IBC, seeking damages and other relief. In the case, which is captioned Miller v. Coffey, et al., No. 03-CV-216141 (Cir. Ct., Jackson Cty.), plaintiffs allege that the defendants in this action breached their fiduciary duties to IBC by using material non-public information about IBC to sell IBC stock at prices higher than they could have obtained had the market been aware of the material non-public information. Our Board of Directors previously had received a shareholder derivative demand from the plaintiffs in the June 2003 derivative lawsuit, requesting legal action by us against certain officers and directors of IBC. In response, our Board of Directors appointed a Special Review Committee to evaluate the demand and to report to the board. Prior to our Chapter 11 filing, the parties had agreed to stay the lawsuit until October 11, 2004 and also had initiated preliminary discussions looking towards the possibility of resolving the matter. On October 8, 2004, the court entered an order extending the stay for an additional 60 days. It is our position that, as a result of our Chapter 11 filing, the case has been automatically stayed under the Bankruptcy Code.
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

The plaintiff alleged violations of the Fair Labor Standards Act, various California Labor Code Sections, and violations of the California Business and Professions Code and California Wage Orders. The plaintiff sought class certification alleging that we failed to pay overtime wages to route sales representatives (RSRs) in California, that the wages of RSRs employed in California were not accurately calculated, that RSRs in California were not properly granted or compensated for meal breaks and that the plaintiff and other RSRs were required to pay part of the cost of uniforms, which the plaintiff alleged violates California state wage and hour laws. The plaintiff also asserted other minor claims with respect to California state wage and hours laws.
On February 16, 2005, the plaintiff, on behalf of the purported class of individuals similarly situated, filed a motion to lift the automatic stay to continue the prosecution of the underlying action in the California district court against us and non-debtor codefendants. The parties engaged in extensive settlement discussions in an attempt to resolve the action. On August 24, 2005, the parties engaged in mediation before a sitting bankruptcy court judge from the Western District of Missouri. During the course of mediation, the parties reached an agreement in principal regarding the economic terms of a settlement of the action. On September 29, 2005, we requested that the Bankruptcy Court approve the agreement between Fishlowitz, on behalf of himself individually, and as representative of a settlement class and Interstate Brands Corporation and conditionally approve (i) a $6 million general, prepetition unsecured class claim and (ii) a $2 million administrative expense class claim, which was paid in December 2006. On September 29, 2005, the Bankruptcy Court conditionally approved the relief requested, subject to (i) the relevant parties finalizing the settlement agreement and (ii) the Company and the constituents entering into and submitting to the Bankruptcy Court an agreed order on the motion. On October 28, 2005, the Bankruptcy Court entered a final order approving the settlement agreement, subject to entry of a final order from the California district court approving the settlement agreement. The California district court entered a final order approving the settlement on July 24, 2006. We have previously recorded the total amount of the settlement as a first quarter fiscal 2005 charge to operations.
We are named in two wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of RSRs. The case involving the putative class is captioned Ruzicka, et al. v. Interstate Brands Corp., et al., No. 03-CV 2846 (FLW) (Sup. Ct., Ocean City, N.J.), and the other case is captioned McCourt, et al. v. Interstate Brands Corp., No. 1-03-CV-00220 (FLW) (D.N.J.). These cases are in their preliminary stages. As a result of our Chapter 11 filing, these cases have been automatically stayed. The named plaintiffs in both cases have filed a proof of claim in our bankruptcy case for unpaid wages. We intend to vigorously contest this litigation.
We are named in an additional wage and hour case brought on behalf of a putative class of bakery production supervisors under federal law, captioned Anugweje v. Interstate Brands Corp., 2:03 CV 00385 (WGB) (D.N.J.). This action is in the preliminary stages. As a result of our Chapter 11 filing, this case has been automatically stayed. We intend to vigorously contest this litigation.
In February 1998, a class action was brought against us in the Circuit Court of Cook County, Illinois, Chancery Division captioned Dennis Gianopolous, et al. v. Interstate Brands Corporation and Interstate Bakeries Corporation, Case No. 98 C 1073. We obtained summary judgment on several of the class plaintiffs’ claims and in July 2003 the court decertified a class claim for medical monitoring. The remaining three claims all allege breach of warranty. The court entered summary judgment in favor of the individual named plaintiff as to liability on one of those claims, but denied plaintiff’s motion for summary judgment as to damages for that claim. In June 2004, the court decertified the class of non-Illinois consumers of the recalled snack cakes. On August 23, 2004, plaintiff’s counsel filed a second amendment to the complaint identifying proposed new class representative(s) for the purported Illinois class. As a result of our Chapter 11 filing, the case was automatically stayed. Pending Bankruptcy Court and Circuit Court approval, we agreed to settle the case by providing coupons to a class of consumers in twenty-three states. On March 3, 2005, the Bankruptcy Court granted relief from the automatic stay to allow the proposed settlement class and us to proceed in the Circuit Court of Cook County to seek approval and implementation of the settlement. On July 17, 2006, the Circuit Court held a final fairness hearing and approved the settlement. We recorded a charge of $0.8 million in the first quarter of fiscal 2005 based upon this settlement.
The EPA has made inquiries into the refrigerant handling practices of companies in our industry. In September 2000, we received a request for information from the EPA relating to our handling of regulated refrigerants, which we historically have used in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. The EPA has entered into negotiated settlements with two companies in our industry, and has offered a partnership program to other members of the bakery industry that offered amnesty from fines if participating companies converted their equipment to eliminate the use of ozone-depleting substances. Because we had previously received an information request from the EPA, the EPA/Department of Justice (DOJ) policies indicated that we were not eligible to participate in the partnership program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to reduce the use of ozone-depleting refrigerants. Prior to our Chapter 11 filing, we had undertaken negotiations with the EPA to resolve issues that may exist regarding our historic management of regulated refrigerants. The DOJ, on behalf of the United States of America, filed a proof of claim in our bankruptcy case on March 21, 2005 based upon our refrigerant handling practices. Although the proof of claim does not set forth a specific amount, the claimants allege more than 3,400 violations during the period from 1998 through 2002 and assert that each violation is subject to penalties of up to $27,500 per day. We are engaged in settlement discussions with the EPA/DOJ. If these discussions are unsuccessful, we intend to vigorously challenge any penalties calculated on this basis and defend against such claims by the EPA/DOJ.
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
In December, 2004, we began a review with respect to the proper accounting treatment for the American Bakers Association Retirement Plan, or ABA Plan, in light of newly identified information. Prior to our recent restructuring efforts, approximately 900 active IBC employees participated under the pension plan, although the number of active employees has significantly decreased as a result of the restructuring to approximately 350 active employees in the ABA Plan as of September 30, 2006. We had previously accounted for the ABA Plan as a multi-employer plan, which resulted in recognition of expense in the amount of our actual contributions to the ABA Plan but did not require recognition of any service cost or interest cost or for the Company to record any minimum pension benefit obligation on our balance sheet.
Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements after the fiscal 2004 financial statement restatement were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of June 3, 2006, we have recorded a net pension benefit obligation liability of approximately $58.0 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
As a result of a request made by us and the Kettering Baking Company, another participating employer in the ABA Plan, the PBGC, which is the federal governmental agency that insures and supervises defined benefit pension plans, revisited its 1979 determination that the Plan was an aggregate of single employer plans and after reviewing the status of the ABA Plan, on August 8, 2006, made a final determination that the ABA Plan is a multiple employer plan under ERISA and tax rules. On August 9, 2006, we filed a lawsuit in Bankruptcy Court seeking enforcement of the PBGC’s determination, but there can be no assurance as to whether we will obtain such enforcement or the amount of any reduction to our net benefit obligation liability. Accordingly, due to the lack of a definitive resolution of this uncertainty prior to the end of the fiscal periods presented herein, as noted above we have continued to reflect our interests in the ABA Plan as an aggregate of single employer plans.
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
On May 3, 2006, Sara Lee Corporation instituted proceedings against the ABA Plan and the Board of Trustees of the Plan (the “Board of Trustees”) in the United States District Court for the District of Columbia. Sara Lee Corporation v. American Bakers Ass’n Retirement Plan, et al., Case No. 1:06-cv-00819-HHK (D.D.C.) (the “Sara Lee Litigation”). The relief Sara Lee seeks includes, among other things, a mandatory injunction that would compel the ABA Plan and the Board of Trustees to (i) require all participating employers in the ABA Plan with negative asset balances – which would include the Company – to make payments to the Plan in order to maintain a positive asset balance and (ii) cut off the payment from the ABA Plan of benefits to employee-participants of the Company and other participating employers with negative asset balances, to the extent such employers did not maintain a positive balance. However, the Sara Lee Litigation is premised on the notion that the ABA Plan is an aggregate of single employer plans, which is inconsistent with the PBGC’s determination dated August 8, 2006 that the ABA Plan is a multiple employer plan. On September 29, 2006, Sara Lee filed an amended complaint adding the PBGC as a defendant and challenging the PBGC’s August 8, 2006 determination. In order to obtain a resolution of these matters without litigation over the proper forum, we have voluntarily stayed our lawsuit in Bankruptcy Court seeking enforcement of the August 8, 2006 determination upon the agreement by the ABA Plan and its Board of Trustees to join IBC as a party to the Sara Lee Litigation.
On December 4, 2006, the ABA Plan and the Board of Trustees served a summons upon us as a third party defendant to a Third Party Complaint filed in the Sara Lee Litigation against Sara Lee and the other participating employers in the ABA Plan. The Third Party Complaint seeks a declaratory judgment as to the nature of the ABA Plan and further asserts that the August 8, 2006 determination was arbitrary and capricious and should be rescinded. At this time, we believe all relevant parties have been joined to the Sara Lee Litigation and the District Court for the District of Columbia will review the PBGC’s administrative determination.
On November 22, 2006, the ABA Plan and the Board of Trustees filed a motion in the bankruptcy court seeking an order requiring IBC to file an application with the Internal Revenue Service requesting a waiver of the minimum funding requirements applicable to the ABA Plan or, in the alternative, make $3.9 million of contributions to the ABA Plan no later than June 15, 2007. On December 8, 2006, the Bankruptcy Court denied the ABA motion.
On October 30, 2006, Brencourt Advisors, LLC (“Brencourt”), a stockholder of the Company, filed a complaint in the Court of Chancery of the State of Delaware for New Castle County, captioned Brencourt Advisors LLC v. Interstate Bakeries Corporation, C.A. No. 2506-N (the “Delaware Action”). The Delaware Action seeks to compel us pursuant to Section 211 of the Delaware General Corporation Law to convene an annual meeting of stockholders for the purpose of electing directors. We have not held an annual meeting of stockholders since September 23, 2003.
On November 29, 2006, we filed a motion with the Bankruptcy Court in response to the Brencourt Delaware Action. The motion we filed with the Bankruptcy Court seeks (i) to have the Bankruptcy Court confirm our Board of Directors to be the nine individuals currently serving as members of our Board of Directors and (ii) an injunction from the Bankruptcy Court ordering Brencourt to cease the prosecution of the Delaware Action.
The trial of the Delaware Action in the Court of Chancery is scheduled for December 27, 2006. If that trial proceeds, we expect that the Court of Chancery will compel us to hold an annual meeting during the first three months of 2007. However, the Bankruptcy Court has scheduled a hearing date of December 21, 2006 for our motion in response to the Delaware Action. There can be no assurance that the Bankruptcy Court will grant us the relief that we seek in that motion, including the injunction preventing Brencourt from continuing the Delaware Action. If the Delaware Action is allowed to proceed and we are compelled to hold an annual meeting of stockholders, the election of directors at such meeting could result in a change of control of the majority of our Board of Directors. This change of control could adversely affect the success of our restructuring process, as well as our financial condition, results of operations and cash flows. Such a change would constitute an event of default under the DIP Facility and trigger significant claims under management continuity agreements with certain of our key senior executives in the event any of these executives is terminated within two years of the change in control.
In addition, the uncertainty created by the threat of a change of control of our Board of Directors as contemplated by the Delaware Action is undermining (i) our permanent CEO search process, (ii) the development of a credible long-term business plan for the Company based on current results, (iii) the exploration of potential availability of financing for the Company to facilitate a plan of reorganization to emerge from Chapter 11, (iv) our ability to regain lost customers and take advantage of new business opportunities and (v) the availability of adequate credit terms from our vendors and creditors. These activities are vital components of our restructuring process, and if such uncertainty persists, it could have an adverse affect on the success of our restructuring process, as well as our financial condition, results of operations and cash flows.
We are currently in discussions with the major constituent groups in our Chapter 11 proceedings to arrive at a consensual resolution that would result in the dismissal of the Delaware Action and a modification of our motion filed in the Bankruptcy Court in response to the Delaware Action. The consensual resolution being discussed contemplates that our modified motion would seek an order of the Bankruptcy Court reconstituting the Board of Directors to consist of several new members as well as several existing members of our Board of Directors. While there can be no assurance that a consensual resolution will be reached, if the parties are able to agree and the Bankruptcy Court grants the requested order on a reasonably prompt basis, we expect that the risks presented by the Delaware Action discussed above would no longer pose a significant threat to our restructuring process or our financial condition, results of operations and cash flows.
Except as noted above, the Company cannot currently estimate a range of loss or gain for the items disclosed herein; however, the ultimate resolutions could have a material impact on our condensed consolidated financial statements.
We are subject to various other routine legal proceedings, environmental actions and matters in the ordinary course of business, some of which may be covered in whole or in part by insurance. Except for the matters disclosed herein, we are not aware of any other items as of this filing which could have a material adverse effect on our condensed consolidated financial statements.
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
The following is the reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Twelve Weeks Ended
	August 20,	August 21,
	2005	2004
	(in thousands)
Weighted average common shares outstanding:
Basic and diluted	45,091	44,919

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock, deferred shares awarded, and our 6% senior subordinated convertible notes, which aggregated to approximately 14.7 million and 7.1 million for the first quarter 2006 and 2005, respectively, because their effect would have been antidilutive. Due to our reported net losses for all periods, diluted loss per share amounts are not adjusted for the effect of dilutive stock awards.
Under an August 12, 2004 amendment to our senior secured credit facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
18. Comprehensive Loss
Reconciliations of net loss to comprehensive loss are as follows:

	Twelve Weeks Ended
	August 20,	August 21,
	2005	2004
	(dollars in thousands)
Net loss	$(6,987)	$(243,466)

Other comprehensive loss:
Change in fair value of cash flow hedges, net of income taxes of $0	—	(1,919)
Loss on interest rate swaps reclassified to interest expense, net of income taxes of $0	—	816
Commodity derivative gains reclassified to cost of products sold, net of income taxes of $0	(477)	(7)

	(477)	(1,110)

Comprehensive loss	$(7,464)	$(244,576)

19. Segment Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires us to report information about our operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance.
In May 2004, we began a company-wide operational reorganization and implementation of a new accounting software system. These two events had a significant impact on our internal organization and our method of generating financial information. As a result, we have aggregated our identified operating segments into two distinct reportable segments by production process, type of customer, and distribution method as follows:
Wholesale operations — Our wholesale operations accounted for approximately 88.0% and 87.2% of our net sales for the twelve weeks ended August 20, 2005 and August 21, 2004, respectively, and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.
Retail operations — Our retail operations generated approximately 12.0% and 12.8% of our net sales for the twelve weeks ended August 20, 2005 and August 21, 2004, respectively, and consists of five regions that sell our baked goods and other food items.
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
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations. Intersegment transfers of products at cost aggregated approximately $30.6 million and $40.0 million for the twelve weeks ended August 20, 2005 and August 21, 2004, respectively.

	Twelve Weeks Ended
	August 20, 2005	August 21, 2004
	(dollars in thousands)
Net Sales
Wholesale operations	$655,090	$707,870
Retail operations	89,559	104,107

Total net sales	$744,649	$811,977

Operating Income (Loss)
Wholesale operations	$17,775	$2,414
Retail operations	5,023	(1,101)

	22,798	1,313
Corporate	(13,294)	(249,721)

Total operating income (loss)	9,504	(248,408)

Interest expense	10,891	8,994
Reorganization charges	10,656	—
Other (income) expense	(33)	149

	21,514	9,143

Loss before income taxes	(12,010)	(257,551)
Provision (benefit) for income taxes	(5,023)	(14,085)

Net loss	$(6,987)	$(243,466)

20. Subsequent Events
Under our fiscal 2006 PC review plan, in the second quarter of fiscal 2006, we closed two bakeries and consolidated operations by standardizing distribution and consolidating production routes, depots and thrift stores, all of which resulted in the elimination of approximately 1,140 employee positions. In the third quarter of fiscal 2006, we consolidated sales and retail operations under our Fiscal 2006 PC Review Plan by consolidating delivery routes, depots, and thrift stores resulting in the elimination of approximately 230 employee positions. The estimated costs associated with these activities are included in the expected remaining restructuring charges included in Note 13. Restructuring (Credits) Charges.
Based upon our historical results of operations and the availability of newly projected financial information, in the fourth quarter of fiscal 2006, we tested our long-lived assets for recoverability. The results of our testing indicated that the carrying value of one asset group exceeded our estimate of the related fair value. Accordingly, in the fourth quarter of fiscal 2006 we recorded an impairment loss of approximately $4.8 million related to the machinery and equipment in that asset group.
Effective with the eighth amendment to the DIP Facility, on August 25, 2006, certain funds restricted as to use under the DIP Facility were released, fifty percent for general corporate purposes and fifty percent going to partially repay our senior pre-petition loans. The total amount of such restricted cash subject to the eighth amendment was approximately $90.7 million at August 25, 2006.
See Note 16. Commitments and Contingencies for subsequent event discussion related to the ABA Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements, notes, and tables included elsewhere in this report, as well as, the more detailed Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contained in our 2006 Annual Report on Form 10-K filed concurrently with this document. MD&A may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See Forward-Looking Statements for further information.
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh baked bread and sweet goods in the United States, producing, marketing, distributing and selling a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products. Our various brands are positioned across a wide spectrum of consumer categories and price points. We currently operate 45 bakeries and approximately 830 bakery outlets located in strategic markets throughout the United States. Our sales force delivers baked goods from our approximately 800 distribution centers on approximately 6,400 delivery routes.
OVERVIEW OF CERTAIN TRENDS AND EVENTS AFFECTING OPERATIONS, FINANCIAL POSITION AND LIQUIDITY
Refer to Overview of Certain Trends and Events Affecting Operations, Financial Position and Liquidity in our 2006 Annual Report on Form 10-K filed concurrently with this document for information on trends and events that have affected our operations, financial position and liquidity.
CRITICAL ACCOUNTING POLICIES
Refer to Critical Accounting Policies in our 2006 Annual Report on Form 10-K filed concurrently with this document for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

RESULTS OF OPERATIONS
The following table sets forth, the twelve weeks ended August 20, 2005 and August 21, 2004, the relative percentages that certain income and expense items bear to net sales:

	Twelve Weeks Ended
	August 20,	August 21,
	2005	2004
Net sales	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	49.8	50.9
Selling, delivery and administrative expenses	47.2	49.6
Restructuring (credits) charges	(0.6)	0.9
Depreciation and amortization	2.4	2.7
Loss on sale or abandonment of assets	––	—
Goodwill impairment	––	26.5

Operating income (loss)	1.2	(30.6)
Interest expense	1.4	1.1
Reorganization charges, net	1.4	—
Other (income) expense	––	—

Loss before income taxes	(1.6)	(31.7)
Provision (benefit) for income taxes	(0.7)	(1.7)

Net loss	(0.9)%	(30.0)%

Net Sales

	Twelve Weeks Ended		Twelve Weeks Ended
	August 20, 2005		August 21, 2004
					Increase/
	Amount	%	Amount	%	(Decrease)
	(dollars in		(dollars in
	thousands)		thousands)
Wholesale operations	$655,090	88.0%	$707,870	87.2%	(7.5)%
Retail operations	89,559	12.0	104,107	12.8	(14.0)

Total net sales	$744,649	100.0%	$811,977	100.0%	(8.3)

Consolidated net sales. Net sales for the first quarter of fiscal year 2006, the twelve weeks ended August 20, 2005, were approximately $744.6 million, a decrease of $67.3 million, or 8.3%, from net sales of $812.0 million in fiscal year 2005.
Wholesale operations net sales. Wholesale operations net sales for the first quarter of fiscal 2006 were approximately $655.1 million representing a decline of approximately $52.8 million, or 7.5% from fiscal 2005. The decline in net sales for the first quarter reflected a unit volume decline of approximately 15.2%, partially offset by an overall unit value increase, related to selling prices and product mix changes, of approximately 8.9% compared to the first quarter of fiscal 2005.
Retail operations net sales. Retail operations net sales for the twelve weeks ended August 20, 2005, were approximately $89.6 million, representing a decrease of approximately $14.5 million, or 14.0%, decline from retail operations net sales of $104.1 million in the first quarter of fiscal 2005. The decline in revenue is mainly attributable to the closing of retail outlets.

Gross profit (exclusive of depreciation and amortization). Gross profit was approximately $374.2 million or 50.2% of net sales for the first quarter of fiscal year 2006, in comparison with approximately $398.9 million or 49.1% of net sales in fiscal 2005. Total cost of goods sold decreased by approximately $42.7 million when compared to fiscal 2005. A substantial amount of this cost decrease relates to reduced costs resulting from the effects of our restructuring activities. On a cost per pound basis, direct component costs per pound decreased approximately 3.9% when compared to fiscal 2005. These direct component costs when compared on a cost per pound of production with fiscal 2005 decreased 3.4% for ingredients and 1.7% for labor while packaging increased 1.3%. Overhead and administrative costs as a percent of sales increased approximately 0.7% when compared to fiscal 2005 principally to the fixed nature of these costs relative to a declining net sales base. Additionally, we also have experienced an increase in route returns as a percent of route sales of approximately 1.2% when compared to fiscal 2005. The net effect of these increases offset by the favorable decline in direct per pound costs when compared to our sales declines resulted in our gross profit margin improvement of approximately 1.2% for the first quarter of fiscal year 2006 when compared with fiscal 2005.
Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were approximately $351.2 million, representing 47.2% of net sales, for the first quarter of fiscal 2006, down from the first quarter of fiscal 2005’s selling, delivery and administrative expenses which totaled approximately $402.9 million or 49.6% of net sales. The 2.4% decrease in selling, delivery, and administration as a percent of net sales is attributable to (1) a 0.5% increase in distribution as a percent of net sales, due principally to higher energy costs; (2) a 1.2% net decrease as a percent of net sales related to fiscal 2005 legal settlements; (3) a 1.0% decrease in advertising and promotion as a percent of net sales; (4) a 0.4% decrease in corporate administration as a percent of net sales, and (5) a 0.3% decrease in all other selling, delivery, and administration costs as a percent of net sales.
Restructuring charges. During the first quarter of fiscal 2006, we realized a net gain of $4.7 million related to restructuring plans initiated in fiscal 2006 and 2005 to close and restructure certain bakeries and retail stores. The net gain was composed of approximately $2.8 million severance costs, $11.4 million gain on sale of assets, $3.6 million impairment charges, $1.0 million other closing costs, and a $0.7 million curtailment credit. During the first quarter of fiscal 2005 we incurred restructuring charges of $7.3 million. See Note 13. Restructuring (Credits) Charges to the condensed consolidated financial statements, regarding detail components of restructuring charges.
Goodwill impairment. In fiscal 2005, we recognized a $215.3 million impairment of all of our goodwill in the first quarter. See Note 7. Goodwill and Other Intangible Assets to our condensed consolidated financial statements for further information.
Operating Income (Loss)

	Twelve Weeks Ended		Twelve Weeks Ended
	August 20, 2005		August 21, 2004
	Amount	%	Amount	%
	(dollars in		(dollars in
	thousands)		thousands)
Wholesale operations	$17,775	187.0%	$2,414	(1.0)%
Retail operations	5,023	52.9	(1,101)	0.5

	22,798	239.9	1,313	(0.5)
Corporate	(13,294)	(139.9)	(249,721)	100.5

Total operating income (loss)	$9,504	100.0%	$(248,408)	100.0%

Consolidated operating income (loss). Based upon the above factors, we had consolidated operating income for the first quarter of fiscal 2006 of approximately $9.5 million or 1.2% of net sales, up from the prior year’s operating loss of $(248.4) million, or (30.6)% of net sales. The 31.9% improvement in operating income as a percent of sales is attributable to: (1) a 26.5% change related to the goodwill impairment recognized in fiscal 2005; (2) a 2.4% reduction in selling, delivery, and administration as a percent of sales; (3) a 1.1% reduction in the cost of products sold as a percent of sales, and (4) a 1.8% net decline in other costs as a percent of sales. The operating loss for the first quarter of fiscal 2005 included restructuring charges of approximately $7.3 million and goodwill impairment of approximately $215.3 million.
Wholesale operating income. Wholesale operating income for the first quarter of 2006 was approximately $17.8 million representing an increase from approximately $2.4 million in fiscal 2005. The increase was attributable to an approximately $52.7 million revenue decrease offset by an approximately $68.1 million wholesale cost decrease.
Retail operating income (loss). Retail operating income for the first quarter of 2006 was approximately $5.0 million representing an increase from a loss of approximately $(1.1) million in fiscal 2005. The increase was attributable to an approximately $14.5 million revenue decrease offset by an approximately $20.6 million retail operating cost decrease.
Reorganization charges. Reorganization charges for the first quarter of fiscal 2006 were approximately $10.7 million. Reorganization charges were represented by approximately: (1) $8.9 million of professional fees; (2) $ 0.5 million interest income; (3) $ 0.5 million gain on the sale of assets; (4) $0.1 million gain as we rejected certain of our lease agreements covering equipment and real estate; (5) $2.9 million payroll related charges to retain key employees during our reorganization. There were no reorganization charges in the first quarter of fiscal 2005.
Interest expense. Net interest expense was approximately $10.9 million during the first quarter of fiscal 2006 representing an increase of approximately $1.9 million compared to approximately $9.0 million in fiscal 2005. The net increase is primarily attributable to a net $2.2 million increase attributable to higher interest rates and debt increases offset slightly by the discontinued accrual of interest on the $100.0 million 6.0% senior subordinated convertible notes due to the bankruptcy.
Provision for income taxes. The effective income tax benefit rates were 41.8% and 5.5% for the first quarter of fiscal 2006 and fiscal 2005, respectively. Our effective income tax benefit rate was impacted favorably in the first quarter of 2006 by adjustments to our prior year tax accruals and by the approval of tax credits for prior years. Our effective income tax rate for the first quarter of 2005 was negatively impacted by valuation allowances recorded against our deferred tax assets, and by the impairment of our goodwill, the majority of which was permanently nondeductible in nature. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the first quarter of 2005, we recorded a valuation allowance of $5.6 million related to deferred tax assets originating in prior years due to a change in circumstances causing a change in judgment about the realizability of the assets. During fiscal years 2006 and 2005 we recorded additional valuation allowance relating to deferred tax assets originating in those years. The income tax benefit recorded during fiscal 2006 primarily consists of tax benefits realized during the year. We received state approval for additional refundable tax credits related to prior years. We also utilized a specific statutory federal net operating loss provision that permits a 10-year carryback in order to file a claim for refund of previously paid tax.
CASH RESOURCES AND LIQUIDITY
Refer to Sources of Liquidity and Capital in the Cash Resources and Liquidity section of our 2006 Annual Report on Form 10-K filed concurrently with this document for additional information.
CASH FLOWS
During the twelve weeks ended August 20, 2005, we generated $40.8 million of cash, which was the net impact of $33.6 million in cash generated from operating activities, $5.9 million in cash used in investing activities, and $13.1 million in cash generated from financing activities.
Cash from operating activities. Cash from operating activities for fiscal 2006 was $33.6 million, which represents a decrease of $5.2 million or 13.5% from cash generated in fiscal 2005 of $38.8 million. While we posted a net loss of $7.0 million in the period, a number of items that contributed to the net loss were non-cash items, including $18.1 million for depreciation and amortization offset by $8.1 million related to gains on sale, write-down or abandonment of assets related to investing activities. In addition, changes in working capital components generated $28.2 million in cash during fiscal 2006 primarily due to cash provided by (1) a decrease in accounts receivable of $25.1 million;

(2) a net decrease in other current assets of $14.0 million; (3) a net increase in the long-term portion of our self-insurance reserves generating $4.1 million; (4) a decrease in inventory of $4.1 million; offset by (5) a decrease in accounts payable and accrued expenses of $17.6 million. For fiscal 2005, changes in working capital components generated cash equal to $14.3 million. Cash flow from operating activities is one of our primary sources of liquidity.
Cash used in investing activities. Cash used in investing activities during fiscal 2006 was $5.9 million, $9.7 million or 62.2% less than the cash used during fiscal 2005 of $15.6 million. The decrease is primarily attributable to an increase in the sale of assets of $20.8 million compared to fiscal 2005 offset by restricted cash deposits during fiscal 2006 of $19.6 million. In addition, purchases of property and equipment along with the acquisition and development of software assets was $8.4 million less during fiscal 2006 than 2005.
Cash from (used in) financing activities. Cash provided by financing activities for fiscal 2006 was $13.1 million primarily due to an increase in our pre-petition secured revolving credit facility. This compares to cash used in financing activities in fiscal 2005 which totaled $19.4 million. During the first fiscal quarter of 2005 we issued $100.0 million aggregate principal amount of our 6% senior subordinated convertible notes due August 15, 2014 the proceeds of which, along with other sources of cash, enabled us to reduce long-term debt by $114.0 million and pay $5.3 million in debt issuance costs.
OFF-BALANCE SHEET FINANCING
We do not participate in, nor secure financings for, any unconsolidated, special purpose entities.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We have two segments: Wholesale Operations, which consists of aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods; and Retail Operations, which consists of five regions that sell our baked goods and other food items. See Note 19. Segment Information to these condensed consolidated financial statements for further information.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2. Description of Business and Significant Accounting Policies, to our condensed consolidated financial statements for further information regarding recently issued accounting standards.
FORWARD-LOOKING STATEMENTS
Some information contained in or incorporated by reference herein may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements that reflect, when made, our views with respect to current events and financial performance. These forward-looking statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. These forward-looking statements are not historical in nature and include statements relating to, among other things:
•	our ability to continue as a going concern;

•	our ability to obtain court approval with respect to motions filed by us from time to time in the Chapter 11 proceeding;

•	our ability to operate pursuant to the covenants, terms and certifications of the DIP Facility;

•	our ability to obtain any necessary relief from the minimum EBITDA covenant under our DIP Facility, as described herein;

•	our ability to negotiate an extension (if necessary) or refinance our DIP Facility, which, pursuant to an extension, expires on June 2, 2007;

•	our ability to develop, propose, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceeding;

•	risks associated with failing to obtain court approval for one or more extensions to the exclusivity period for us to propose and confirm one or more plans of reorganization or with third parties seeking and obtaining court approval to terminate or shorten any such exclusivity period, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	risks associated with inflationary cost increases in materials, ingredients, energy and employee wages and benefits;

•	risks associated with our restructuring process, including the risks associated with achieving the desired savings in connection with our profit center restructuring and bakery and route consolidations to achieve the desired results;

•	potential adverse publicity;

•	our ability to obtain and maintain adequate terms with vendors and service providers;

•	the potential adverse impact of the Chapter 11 proceeding on our liquidity or results of operations;

•	risks associated with product price increases, including the risk that such actions will not effectively offset inflationary cost pressures and may adversely impact sales of our products;

•	the effectiveness of our efforts to hedge our exposure to price increases with respect to various ingredients and energy;

•	our ability to finalize, fund and execute a going-forward business plan;

•	our ability to retain, motivate and/or attract key executives and employees;

•	changes in our relationship with employees and the unions that represent them;

•	increased costs and uncertainties related to periodic renegotiation of union contracts;

•	risks associated with a stockholder action to compel an annual meeting for the purpose of effecting a change in control of the Company;

•	increased costs and uncertainties with respect to the ABA Plan;

•	the SEC’s acceptance of the recommendation from the staff of the SEC’s Division of Enforcement to accept the proposed settlement of the previously announced investigation related to the establishment of our workers’ compensation and other reserves;

•	the delayed filing with the SEC of our fiscal 2006 Form 10-K and of our fiscal 2006 and 2007 Forms 10-Q;

•	successful resolution of material weaknesses in our internal controls;

•	resolution of any deficiencies and implementation of software updates with respect to our financial reporting systems;

•	changes to dietary guidelines;

•	the continuing effects of changes in consumers’ eating habits;

•	the performance of our recent new product introductions, including the success of such new products in achieving and retaining market share; and

•	the outcome of legal proceedings to which we are or may become a party.
These forward-looking statements are and will be subject to numerous risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, without limitation:

Bankruptcy-Related Factors
•	our ability to evaluate various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring and the filing and ultimate approval of a plan of reorganization with the Bankruptcy Court, or any combination of these options;

•	our ability to develop and implement a successful plan of reorganization in the Chapter 11 process;

•	our ability to operate our business under the restrictions imposed by the Chapter 11 process and in compliance with the limitations contained in the debtor-in-possession credit facility;

•	the instructions, orders and decisions of the bankruptcy court and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	changes in our relationships with suppliers and customers, including the ability to maintain these relationships and contracts that are critical to our operations, in light of the Chapter 11 process;

•	our ability to maintain adequate liquidity and working capital under our DIP Facility, as well as our ongoing ability to purchase from vendors on satisfactory terms throughout the reorganization.

•	the significant time that will be required by management to structure and implement a plan of reorganization as well as to evaluate various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital and debt restructuring or any combination of these options, as well as our restructuring plan;

•	our reliance on key management personnel, including the effects of the Chapter 11 process on our ability to attract and retain key management personnel;

•	our ability to successfully reject unfavorable contracts and leases; and

•	the duration of the Chapter 11 process.
General Factors
•	the availability of capital on acceptable terms in light of the various factors discussed herein, including our reorganization under the Chapter 11 process;

•	the availability and cost of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products, improved efficiencies and other strategies;

•	increased pension, health care, workers’ compensation and other employee costs;

•	actions of competitors, including pricing policy and promotional spending;

•	increased costs, delays or deficiencies related to restructuring activities;

•	the effectiveness of advertising and marketing spending;

•	the effectiveness and adequacy of our information and data systems:

•	changes in general economic and business conditions (including in the bread and sweet goods markets);

•	costs associated with increased contributions to single employer, multiple employer or multi-employer pension plans;

•	any inability to protect and maintain the value of our intellectual property;

•	future product recalls or food safety concerns;

•	further consolidation in the retail food industry;

•	changes in consumer tastes or eating habits;

•	costs associated with environmental compliance and remediation;

•	increased costs and uncertainties related to periodic renegotiation of union contracts;

•	obligations and uncertainties with respect to the ABA Plan;

•	the impact of any withdrawal liability arising under our multi-employer pension plans as a result of prior actions or current consolidations;

•	actions of governmental entities, including regulatory requirements;

•	acceptance of new product offerings by consumers and our ability to expand existing brands;

•	the performance of our recent new product introductions, including the success of such new products in achieving and retaining market share;

•	the effectiveness of hedging activities;

•	expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives;

•	changes in our business strategies;

•	unexpected costs or delays incurred in connection with our previously announced and other future facility closings;

•	bankruptcy filings by customers;

•	changes in our relationship with employees and the unions that represent them;

•	the outcome of legal proceedings to which we are or may become a party, including any litigation stemming from our sale of convertible notes on August 12, 2004 or events leading up to our filing of a voluntary petition for protection under Chapter 11 of the Bankruptcy Code;

•	business disruption from terrorist acts, our nation’s response to such acts and acts of war; and

•	other factors.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
We are exposed to market risks relative to commodity price fluctuations. We actively manage these risks through the use of forward purchase contracts and derivative financial instruments. As a matter of policy, we use derivative financial instruments only for hedging purposes, and the use of derivatives for trading and speculative purposes is prohibited.
Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivative positions as of August 20, 2005, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 20, 2005. Based on that evaluation and due to the existence of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 20, 2005.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended August 20, 2005, except as described below. Management believes that all of the material weaknesses described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005 likely existed as of August 20, 2005, and we are continuing to address deficiencies in the Company’s internal controls. Certain of these remediation actions are described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006. Efforts to test and remediate our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2007 and beyond.

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

INTERSTATE BAKERIES CORPORATION
Dated: December 20, 2006	By:	/s/ Antonio C. Alvarez II
Antonio C. Alvarez II
Chief Executive Officer (Principal Executive Officer)

Dated: December 20, 2006	By:	/s/ Ronald B. Hutchison
Ronald B. Hutchison
Executive Vice President and Chief Financial Officer (Principal Financial Officer)