Form 10-Q
period 2005-11-12
INTERSTATE BAKERIES CORP/DE/
filed 2006-12-21
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 12, 2005
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

INTERSTATE BAKERIES CORPORATION
FORM 10-Q
QUARTER ENDED NOVEMBER 12, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share data)

	November 12,	May 28,
	2005	2005
ASSETS

Current assets
Cash	$173,934	$151,558
Restricted cash	19,923	—
Accounts receivable, less allowance for doubtful accounts of $3,500 and $3,492 respectively	154,942	176,781
Inventories	58,850	69,431
Assets held for sale	25,825	10,582
Other current assets	70,592	83,850

Total current assets	504,066	492,202
Property and equipment, net	645,675	705,373
Other intangible assets	161,618	162,043
Other assets	35,292	39,032

Total assets	$1,346,651	$1,398,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise
Current liabilities
Long-term debt	$495,380	$482,199
Accounts payable	122,027	101,141
Accrued expenses	256,333	260,442

Total current liabilities	873,740	843,782
Other liabilities	281,163	299,391
Deferred income taxes	83,996	90,172

Total liabilities not subject to compromise	1,238,899	1,233,345

Liabilities subject to compromise	284,778	282,229

Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,331,000 and 45,337,000 shares outstanding, respectively	816	816
Additional paid-in capital	585,923	586,089
Accumulated deficit	(74,706)	(14,394)
Treasury stock, 36,248,000 and 36,242,000 shares at cost, respectively	(678,322)	(678,379)
Unearned restricted stock compensation	(2,725)	(3,521)
Accumulated other comprehensive loss	(8,012)	(7,535)

Total stockholders’ deficit	(177,026)	(116,924)

Total liabilities and stockholders’ deficit	$1,346,651	$1,398,650

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 12,	November 13,	November 12,	November 13,
	2005	2004	2005	2004
Net sales	$702,381	$798,711	$1,447,030	$1,610,688

Cost of products sold (exclusive of items shown below)	357,022	412,883	727,435	825,961
Selling, delivery and administrative expenses	353,060	377,030	704,247	779,930
Restructuring (credits) charges	16,375	6,004	11,655	13,325
Depreciation and amortization	17,449	20,107	35,551	41,181
Loss on sale or abandonment of assets	403	665	566	1,331
Goodwill impairment	—	—	—	215,346

	744,309	816,689	1,479,454	1,877,074

Operating loss	(41,928)	(17,978)	(32,424)	(266,386)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $1,366, $850, $2,683, and $850, respectively)	11,600	9,316	22,491	18,310
Reorganization charges, net	7,491	12,442	18,147	12,442
Other (income) expense	(2,802)	(20)	(2,835)	129

	16,289	21,738	37,803	30,881

Loss before income taxes	(58,217)	(39,716)	(70,227)	(297,267)
Provision (benefit) for income taxes	(4,892)	(5,705)	(9,915)	(19,790)

Net loss	$(53,325)	$(34,011)	$(60,312)	$(277,477)

Loss per share
Basic	$(1.18)	$(0.76)	$(1.34)	$(6.17)

Diluted	$(1.18)	$(0.76)	$(1.34)	$(6.17)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Twenty-Four Weeks Ended
	November 12,	November 13,
	2005	2004
Operating activities
Net loss	$(60,312)	$(277,477)
Depreciation and amortization	35,551	41,181
Provision (benefit) for deferred income taxes	(840)	20,408
Reorganization charges, net	18,147	12,442
Cash reorganization items	(18,711)	(2,771)
Non-cash bankruptcy-related credits	(620)	—
Non-cash interest expense — deferred debt fees	2,806	2,065
Non-cash interest on swap agreements	—	(655)
Non-cash restricted stock and deferred share compensation expense	629	1,055
Loss on sale, write-down or abandonment of assets	4,260	5,007
Write-off of goodwill	—	215,346
Write-down of software assets	—	4,424
Write-off prior service cost asset	—	12,384
Change in operating assets and liabilities:
Accounts receivable	21,839	(861)
Inventories	10,581	(1,014)
Other current assets	7,923	(26,562)
Accounts payable and accrued expenses	(4,666)	50,040
Long-term portion of self insurance reserves	11,580	12,184
Other	(4,818)	7,306

Net cash from operating activities	23,349	74,502

Investing activities
Purchases of property and equipment	(17,904)	(19,883)
Proceeds from sale of assets	23,838	1,242
Restricted cash deposit	(19,923)	—
Acquisition and development of software assets	—	(5,445)
Other	45	50

Net cash used in investing activities	(13,944)	(24,036)

Financing activities
Reduction of long-term debt	(544)	(74,686)
Increase in long-term debt	13,414	11,400
Issuance of convertible bonds	—	100,000
Stock option exercise proceeds	101	—
Acquisition of treasury stock	—	(44)
Cash reorganization items	—	(63)
Debt fees	—	(8,937)

Net cash from financing activities	12,971	27,670

Net increase in cash	22,376	78,136
Cash at the beginning of period	151,558	39,728

Cash at the end of period	$173,934	$117,864

Cash payments (received)
Interest	$20,488	$18,834
Income taxes	(15,510)	(21,086)
Non-cash investing and financing activities
Issuance of restricted stock	—	221
Equipment purchases financed with capital lease obligations	—	409
Long-term debt reduction from lease rejections	856	279
Asset disposals from lease rejections	682	215
See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
 (dollars and shares in thousands)

	Common						Unearned	Accumulated
	Stock Issued		Additional		Treasury Stock		Restricted	Other	Total
	Number	Par	Paid-in	Accumulated	Number of		Stock	Comprehensive	Stockholders’
	of Shares	Value	Capital	Deficit	Shares	Cost	Compensation	Loss	Deficit
Balance May 28, 2005	81,579	$816	$586,089	$(14,394)	(36,242)	$(678,379)	$(3,521)	$(7,535)	$(116,924)
Comprehensive loss	—	—	—	(60,312)	—	—	—	(477)	(60,789)
Stock options exercised	—	—	(86)	—	10	187	—	—	101
Restricted share compensation expense	—	—	—	—	—	—	682	—	682
Restricted share forfeitures	—	—	(80)	—	(16)	(130)	114	—	(96)

Balance November 12, 2005	81,579	$816	$585,923	$(74,706)	(36,248)	$(678,322)	$(2,725)	$(8,012)	$(177,026)

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
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. The accompanying unaudited condensed consolidated financial statements, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and twenty-four weeks ended November 12, 2005 are not indicative of the results for the full year ending June 3, 2006.
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
Cash and cash equivalents — We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of bank balances totaling approximately $39.1 million and $17.5 million at November 12, 2005 and May 28, 2005, respectively. Restricted cash represents cash held as collateral pursuant to our debtor-in-possession financing agreement and is not considered a cash equivalent in the consolidated statement of cash flows. See Note 8. Debt to these condensed consolidated financial statements for related disclosures.
Stock-based compensation — We apply Accounting Principles Board Opinion (APB Opinion) No. 25, Accounting for Stock Issued to Employees (APB Opinion 25), and related interpretations in accounting for our 1996 Stock Incentive Plan (the Plan), and, therefore, no compensation expense is recognized for stock options issued under the Plan. For companies electing to continue the use of APB Opinion 25, Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS 123 had been adopted.

Had we adopted the provisions of SFAS 123, estimated pro forma net income and earnings per share would have been as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 12,	November 13,	November 12,	November 13,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Net loss, as reported	$(53,325)	$(34,011)	$(60,312)	$(277,477)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	303	135	630	1,055
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(418)	(496)	(852)	(1,855)

Pro forma net loss	$(53,440)	$(34,372)	$(60,534)	$(278,277)

Basic and diluted loss per share
As reported	$(1.18)	$(0.76)	$(1.34)	$(6.17)
Pro forma	(1.18)	(0.76)	(1.34)	(6.19)
On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted, and the eligible options were granted, under our 1996 Stock Incentive Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation is being charged to expense over the vesting period, with approximately $0.3 million and $1.3 million charged for the twelve week and $0.7 million and $1.9 million for the twenty-four week periods ended November 12, 2005 and November 13, 2004, respectively. In addition, lowered costs resulting from forfeited awards were approximately $5,000 for the twelve week and $0.1 million for the twenty-four week periods ended November 12, 2005.
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
Newly Adopted Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for the first fiscal period beginning after June 15, 2005, and was effective for us in the second quarter of fiscal 2006. The implementation of SFAS 153 did not have a significant impact on our consolidated results of operations, cash flows, and financial position.
Recently Issued Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158

requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. This statement requires prospective application, and the recognition and disclosure requirements are effective for the end of fiscal years ending after December 15, 2006, which will be effective for us in fiscal 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008 and will be effective for us in fiscal 2009. We are currently in the process of evaluating the effects of the adoption of SFAS 158 on our consolidated results of operations, cash flows, and financial position.
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
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements (SAB 108), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006 and will be effective for us in the fourth quarter of fiscal 2007. We are currently in the process of evaluating the effects of the adoption of SAB 108 on our consolidated results of operations, cash flows, and financial position.
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
3. Inventories
The components of inventories are as follows:

	November 12,	May 28,
	2005	2005
	(dollars in thousands)
Ingredients and packaging	$39,788	$47,617
Finished goods	19,062	21,814

	$58,850	$69,431

4. Property and Equipment
Property and equipment consists of the following:

	November 12,	May 28,
	2005	2005
	(dollars in thousands)
Land and buildings (lives ranging from 10 to 35 years)	$399,938	$440,164
Machinery and equipment (lives ranging from 4 to 15 years)	1,012,515	1,023,527

	1,412,453	1,463,691
Less accumulated depreciation	(766,778)	(758,318)

	$645,675	$705,373

Included in depreciation and amortization expense is approximately $13.5 million and $15.9 million for the twelve week and $27.6 million and $32.8 million for the twenty-four week periods ended November 12, 2005 and November 13, 2004, respectively, that relates to property and equipment used in our production process.
5. Assets Held for Sale
As part of our continuing efforts to address our revenue declines and high cost structure, we have commenced a restructuring process for the consolidation and standardization of our distribution system, delivery routes and bakery outlets throughout the nation. This process also includes a review of productive capacity in our bakeries and where logical, we are closing bakeries and consolidating production. During the second quarter of fiscal 2006, excess assets amounting to approximately $6.7 million were identified and reclassified to assets held for sale with net assets of approximately $25.8 million remaining at November 12, 2005 when combined with assets previously identified as held for sale. Net gains realized on the sale of our assets in the second quarter of fiscal 2006 and 2005 aggregated approximately $0.2 million and $0 while year-to-date net gains for fiscal 2006 and 2005 were approximately $12.4 million and $0.4 million, respectively. Substantially all of the net gains realized in fiscal 2006 relate to restructuring activities and are classified as long-lived asset credits to our restructuring charges. See Note 13. Restructuring (Credits) Charges.
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
At November 12, 2005, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, on its effective date required us to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. At November 12, 2005, the maximum potential liability for all guaranteed lease residual values was $8.0 million, including amounts guaranteed prior and subsequent to the effective date of $3.8 million and $4.2 million, respectively. At November 12, 2005, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of $0.2 million.
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
Goodwill and other intangible assets consist of the following:

	November 12,	May 28,
	2005	2005
	(dollars in thousands)
Goodwill
Gross carrying amount	$—	$215,346
Impairment charge	—	(215,346)

Net carrying amount	$—	$—

Intangible assets with indefinite lives (generally trademarks and trade names)
Gross carrying amount	$157,471	$180,662
Impairment charge	—	(23,191)

Net carrying amount	$157,471	$157,471

Intangible assets with finite lives
Gross carrying amount	$13,854	$19,484
Less:
Accumulated amortization	(9,707)	(11,040)
Impairment charge	—	(3,872)

Net carrying amount	$4,147	$4,572

Intangible amortization expense for the second quarter of fiscal 2006 and 2005 was approximately $0.2 million and $0.3 million, respectively, while year-to-date for fiscal 2006 and 2005 was approximately $0.4 million and $0.7 million, respectively. Of these amounts, approximately $0.2 million and $0.2 million for the second quarter and $0.4 million and $0.4 million year-to-date in both fiscal 2006 and 2005, respectively, were recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of operations.
8. Debt
Long-term debt consists of the following:

	November 12,	May 28,
	2005	2005
	(dollars in thousands)
Secured
Post-petition credit agreement	$—	$—
Senior secured credit facility — pre-petition	489,817	476,402
Unsecured
6% senior subordinated convertible notes — pre-petition	100,000	100,000
Capital leases — pre-petition	11,450	11,514

	601,267	587,916
Less:
Current portion	(495,380)	(482,199)
Pre-filing date claims included in liabilities subject to compromise	(105,887)	(105,717)

Long-term debt	$—	$—

Post-Petition Credit Agreement
On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (the DIP Facility) which provides for a $200.0 million commitment (the Commitment) of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility originally provided for a secured revolving line of credit through September 22, 2006, which date has been extended to June 2, 2007 pursuant to the eighth amendment. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount of $125.0 million (increased from the original limitation of $75 million as a result of prior amendments) of which $71.4 million was utilized at November 12, 2005. We pay fees approximating 3.0% on the balance of all letters of credit issued and outstanding under the DIP Facility. The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. Interest on borrowings under the DIP Facility is at either the alternate base rate (as defined in the DIP Facility) plus 1.75%, or, at our option, the London Interbank Offered Rate (LIBOR) plus 2.75%. We also pay a commitment fee of 0.50% on the unused portion of the DIP Facility. Interest is payable monthly in arrears. As of November 12, 2005, there were no borrowings outstanding under the DIP Facility and we had $106.9 million available under the DIP Facility (of which up to $53.6 million could be used for additional letters of credit).
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
During fiscal year 2005, we completed three amendments with the DIP Facility lenders. The amendments included the following: (a) the specification of maximum capital expenditures permitted (b) an increase in the maximum letter of credit facility from $75.0 million to $125.0 million (c) the specification of minimum cumulative EBITDA performance goals and (d) the specification of maximum cash restructuring charges permitted. Furthermore, during fiscal year 2006, we completed three additional amendments. We completed a fourth amendment in November 2005 which authorized us to make payments up to $12.0 million for certain pre-petition real property claims and other secured claims which were prohibited by the DIP agreement that were accruing post-petition interest and or penalties. Our fifth amendment was completed in December 2005 and provides us with the flexibility needed to continue to seek a resolution regarding the status of the ABA Plan as either a multiple employer plan or an aggregate of single employer plans. Also this amendment restated the cumulative consolidated EBITDA required under the DIP agreement and provided for a “suspension period” from December 10, 2005 through June 3, 2006 where we would not be required to meet the cumulative EBITDA requirements if our letter of credit usage under the DIP Facility met certain prescribed limits. The sixth amendment was completed in March 2006 and provided us with (1) the option of extending the expiration date of the letters of credit issued under the DIP Facility for up to 365 days beyond September 22, 2006 concurrent with the posting of cash collateral (as described in the DIP Facility); (2) the extension of the delivery date for the consolidated financial statements for May 28, 2005, June 3, 2006 and the first second and third quarters of fiscal 2006 to such time as the financial statements are available and (3) the extension of the delivery of certain budget information from April 18, 2006 to June 30, 2006. In fiscal 2007, we completed two additional amendments. The seventh amendment, dated June 28, 2006, extended the suspension period established by the fifth amendment from June 3, 2006 through July 29, 2006. On August 25, 2006 the eighth amendment extended the maturity date of the DIP Facility to June 2, 2007 and made certain other financial accommodations, including (1) increased the sub-limit for the issuance of letters of credit to $150.0 million from $125.0 million; (2) extended the period for delivery of financial statements; (3) reset the maximum capital expenditures covenant levels; and (4) amended the cumulative consolidated EBITDA amounts. In addition, the eighth amendment contained a provision that allowed us to use for general corporate purposes fifty percent of the restricted cash previously unavailable to us, with the remaining fifty percent going to partially repay our senior pre-petition loans.

The total amount of such restricted cash subject to the eighth amendment was approximately $90.7 million at August 25, 2006. These covenant adjustments and accommodations were made in lieu of extending the suspension period set forth in prior amendments.
Senior Secured Credit Facility
During fiscal year 2002, we entered into a $900.0 million senior secured credit facility agreement with a syndicate of banks and institutional lenders. In the first quarter of fiscal 2006, certain insurance carriers drew upon selected letters of credit securing our insurance liabilities. As a result of these actions, our pre-petition secured revolving debt was increased by $13.4 million with a corresponding decrease in our reserve for insurance liabilities. At November 12, 2005 under this credit facility, we had letters of credit outstanding of approximately $130.4 million and debt outstanding of approximately $489.8 million which carried a weighted average interest rate of 8.0%.
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
Other Matters
At November 12, 2005, we have classified all of our debt as payable within one year due to our default under credit agreements or due to the effects of our bankruptcy process. Additionally, our debt commitments include significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, such commitments may not reflect actual cash outlays in the future period.
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
During fiscal 2006, we did not elect to apply hedge accounting for any of our derivative commodity purchases and all such derivatives were marked-to-market through cost of products sold or selling, delivery and administrative expenses as appropriate. The only derivative activity in OCI for fiscal 2006 was the reclassification to cost of products sold of amounts in OCI at fiscal 2005 year end. At November 12, 2005, the fair value of our commodity derivatives was a loss of approximately $0.2 million based upon widely available market quotes.
At November 13, 2004, we had accumulated losses of $0.1 million related to commodity derivatives most of which were substantially realized and recorded in OCI, with offsetting entries to accrued expenses. We recognized a loss, in cost of products sold, resulting from hedge ineffectiveness of commodity hedges of $1.1 million during the second quarter of fiscal 2005 for a total of $1.3 million fiscal year-to-date. As of November 13, 2004, we held no commodity derivatives in our portfolio and there were no gains or losses on commodity hedges that did not meet the criteria for hedge accounting or for which we did not elect to apply hedge accounting.
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
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain tax and other claims. We also have suspended the accrual of interest on the unsecured 6% senior subordinated convertible notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. The cumulative contractual unrecorded interest at November 12, 2005 on these obligations was approximately $6.8 million. The unrecorded interest expense for the second quarter of fiscal 2006 and 2005 on these obligations was approximately $1.3 million and $0.9 million, respectively, and year-to-date for fiscal 2006 and 2005 unrecorded interest on these obligations was approximately $2.7 million and $0.9 million, respectively. See Note 8. Debt to these financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.

The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheet:

	November 12,	May 28,
	2005	2005
	(dollars in thousands)
Accounts payable	$129,266	$129,294
Taxes payable	8,915	10,264
Retirement obligations (SERP and deferred compensation)	14,027	13,821
Legal reserve	12,931	12,931
Interest bearing debt and capital leases	105,887	105,717
Other	13,752	10,202

	$284,778	$282,229

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
The increase in other liabilities subject to compromise primarily reflects an increase of $2.8 million related to the settlement of various insurance claims and an increase of $0.3 million related to additional leases rejected in our bankruptcy proceedings.
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
The following tables detail our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
The components of the pension (credit) expense for the ABA Plan are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 12,	November 13,	November 12,	November 13,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$364	$473	$728	$946
Interest cost	740	750	1,480	1,500
Expected return on negative plan assets	57	92	114	184
Recognition of
Prior service cost	—	98	—	196
Actuarial (gain) loss	(1,281)	1,779	(2,562)	3,558

Total periodic pension (credit) cost	(120)	3,192	(240)	6,384
Curtailment gain	—	—	(1,176)	—

Net pension (credit) expense	$(120)	$3,192	$(1,416)	$6,384

Defined Benefit Pension Plan
We also maintain a defined benefit pension plan to benefit certain union and nonunion employee groups, with participation generally resulting from business acquisitions. The components of the pension expense for the defined benefit pension plan are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 12,	November 13,	November 12,	November 13,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$209	$155	$418	$310
Interest cost	932	860	1,864	1,720
Expected return on plan assets	(1,127)	(1,003)	(2,254)	(2,006)
Recognition of
Prior service cost	66	40	132	80
Actuarial loss	124	46	248	92

Net pension expense	$204	$98	$408	$196

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
The components of the net postretirement benefit (credit) expense are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 12,	November 13,	November 12,	November 13,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$333	$674	$666	$1,348
Interest cost	783	1,132	1,566	2,264
Amortization
Unrecognized prior service cost (benefit)	(1,706)	(1,511)	(3,412)	(3,022)
Unrecognized net loss	302	374	604	748

Net postretirement benefit (credit) expense	$(288)	$669	$(576)	$1,338

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
Subsequent to our bankruptcy filing, we suspended the SERP as of November 11, 2004. The related suspension of payments and accruals of service credit under our SERP resulted in a net curtailment loss of approximately $10.3 million, which included a curtailment loss related to the write-off of prior service costs of approximately $12.4 million and a curtailment gain of approximately $2.1 million resulting from the reduction in the salary increase assumption to zero. An additional $1.5 million of the curtailment gain was offset to the actuarial loss not yet recognized at the date of the plan suspension. Approximately $9.9 million representing the portion of the SERP liability, at both November 12, 2005 and May 28, 2005, attributable to retired participants has been reclassified to liabilities subject to compromise.

The components of the SERP expense are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 12,	November 13,	November 12,	November 13,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$—	$231	$—	$462
Interest cost	312	385	624	770
Recognition of
Prior service cost	—	630	—	1,259
Actuarial loss	—	29	—	58

Net periodic pension cost	312	1,275	624	2,549
Net curtailment loss related to plan suspension	—	10,341	—	10,341

Total SERP expense	$312	$11,616	$624	$12,890

13. Restructuring (Credits) Charges
The components of restructuring (credits) charges are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 12,	November 13,	November 12,	November 13,
	2005	2004	2005	2004
	(dollars in thousands)
Severance costs	$1,682	$107	$4,504	$2,288
Long-lived asset charges	12,064	4,548	4,287	7,902
Curtailment gain on a benefit plan	—	—	(706)	—
Other exit costs	2,629	1,349	3,570	3,135

Total	$16,375	$6,004	$11,655	$13,325

Fiscal 2006 Activity
In fiscal 2006, we continued the review of our Profit Centers and initiated further restructuring activities. During the first and second quarters, we closed four bakeries, two in each quarter, and consolidated operations by standardizing distribution and consolidating production routes, depots and thrift stores which resulted in net restructuring charges of approximately $15.8 million and $21.9 million, for the quarter and year-to-date, respectively. We recorded severance charges of $3.2 million for the elimination of approximately 705 employee positions during first quarter, and severance charges of $1.7 million for the elimination of approximately 1,139 employee positions during second quarter. In first and second quarters, we incurred approximately $2.8 million and $12.6 million, respectively, of charges related to asset impairment at the bakery locations to adjust the real estate and equipment to fair value, and we incurred other miscellaneous exit costs of $0.1 million in the first quarter and $1.5 million in the second quarter for relocation and utility costs, security, taxes and clean up activities.
Continuing with the process of consolidating operations carried on in fiscal 2005 to achieve production efficiencies, we incurred an additional $0.3 million in restructuring charges in year-to-date fiscal 2006, $0.2 million in the first quarter and $0.1 million in the second quarter, related primarily to real estate taxes, security, utilities, and clean up charges.
In the fourth quarter of fiscal 2005, we undertook restructuring efforts at three of our PCs in order to consolidate production, delivery routes, depots and bakery outlets. The continuation of this review process resulted in a net restructuring credit in the first quarter of fiscal 2006 of $0.3 million and additional net restructuring charges of $0.5 million in the second quarter of fiscal 2006. In first quarter we recorded a net restructuring credit of $0.4 million for the adjustment of severance costs, net restructuring charges of $0.2 million for additional impairment of bakery equipment, and other exit costs of $0.6 million for relocation and further utility costs, security, taxes, and clean up activities. First quarter costs were offset by the realization of a net restructuring credit of $0.7 million resulting from curtailment gain on a pension plan related to this restructuring effort. In second quarter, we recorded net gains of approximately $0.5 million on the sale of equipment and other exit costs of approximately $1.0 million for relocation and further utility costs, security, taxes, and clean up activities.
We recorded a net restructuring credit in the first quarter of fiscal 2006 of approximately $10.8 million related to our fiscal 2004 plan that resulted from a gain realized upon the sale of one of our closed bakeries.
The year-to-date analysis of our restructuring costs activity is as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)
Fiscal 2003 Plan

Balance May 28, 2005	$—	$—	$—	$—

Expensed in Fiscal 2006	—	(34)	32	(2)
Cash Paid in Fiscal 2006	—	—	(32)	(32)
Noncash Utilization in Fiscal 2006	—	34	—	34

Balance November 12, 2005	—	—	—	—

Fiscal 2004 Plan

Balance May 28, 2005	55	—	—	55

Expensed in Fiscal 2006	—	(10,832)	59	(10,773)
Cash Paid in Fiscal 2006	(55)	—	(59)	(114)
Noncash Utilization in Fiscal 2006	—	10,832	—	10,832

Balance November 12, 2005	—	—	—	—

Fiscal 2005 Consolidation & RIF Plan

Balance May 28, 2005	796	—	—	796

Expensed in Fiscal 2006	—	15	316	331
Cash Paid in Fiscal 2006	(568)	—	(316)	(884)
Noncash Utilization in Fiscal 2006	—	(15)	—	(15)

Balance November 12, 2005	228	—	—	228

Fiscal 2005 PC Review Plan

Balance May 28, 2005	7,613	—	—	7,613

Expensed in Fiscal 2006	(407)	(221)	874	246
Cash Paid in Fiscal 2006	(4,376)	—	(1,337)	(5,713)
Noncash Utilization in Fiscal 2006	—	221	706	927

Balance November 12, 2005	2,830	—	243	3,073

Fiscal 2006 PC Review Plan

Balance May 28, 2005	—	—	—	—

Expensed in Fiscal 2006	4,911	15,359	1,583	21,853
Cash Paid in Fiscal 2006	(2,240)	—	(1,473)	(3,713)
Noncash Utilization in Fiscal 2006	—	(15,359)	—	(15,359)

Balance November 12, 2005	2,671	—	110	2,781

Consolidated

Balance May 28, 2005	8,464	—	—	8,464

Expensed in Fiscal 2006	4,504	4,287	2,864	11,655
Cash Paid in Fiscal 2006	(7,239)	—	(3,217)	(10,456)
Noncash Utilization in Fiscal 2006	—	(4,287)	706	(3,581)

Balance November 12, 2005	$5,729	$—	$353	$6,082

Fiscal 2005 Activity
In fiscal 2005, we continued the process of consolidating operations in order to achieve production efficiencies and more effectively allocate production capacity.
During the first quarter of fiscal 2005, we announced the closing of two bakeries, thirty-five outlet stores and some limited consolidation of operations. Restructuring charges related to these activities were approximately $6.8 million, $6.4 million in first quarter and $0.4 million in second quarter. Of that amount, we recorded severance charges of $2.5 million for the elimination of approximately 205 employee positions, $2.4 million in first quarter and an additional $0.1 million in second quarter. We incurred $3.1 million of asset impairment charges during first quarter, which were primarily due to the write-down of real property and bakery equipment to fair value. We also incurred $1.2 million of other exit charges, $0.9 million in first quarter and $0.3 million in second quarter, for outlet closings and lease cancellation costs.
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
Also as part of the second quarter fiscal 2005 restructuring activity, a decision was made by management to cease all funding, work and roll-out of the final phase of a large software project. This event resulted in the abandonment of a long-lived software asset, and consequently, it was determined that a portion of the asset was impaired and $4.4 million of capitalized software was written off.
During the first and second quarters of fiscal 2005 we also incurred restructuring costs related to plans initiated in fiscal 2003 and 2004. Associated with the fiscal 2003 initiatives, we recorded additional charges in first and second quarter of approximately $0.3 million and $0.1 million, respectively, related to impairments and property taxes, utilities, security and clean up of closed facilities. We also incurred approximately $1.8 million in restructuring charges from our 2004 initiatives for other exit costs related to utilities, security and clean up of closed facilities, $0.7 million in first quarter and $1.1 million in second quarter.
Summarized below are the cumulative restructuring charges recognized through the second quarter of fiscal 2006, as well as expected remaining charges through plan completion.
Beginning in fiscal 2003 we incurred the following cumulative restructuring (credits) charges by plan (in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Fiscal 2003 Plan	$4,304	$1,474	$6,825	$12,603

Fiscal 2004 Plan	2,537	(8,279)	7,158	1,416

Fiscal 2005 Consolidation & RIF Plan	5,575	6,134	2,461	14,170

Fiscal 2005 PC Review Plan	7,206	32,205	(6,038)	33,373

Software Write-off	—	4,509	—	4,509

Fiscal 2006 PC Review Plan	4,911	15,359	1,583	21,853

Expected remaining restructuring (credits) charges by plan (in thousands):

	Severance	Long-Lived
	and Related	Asset
	Benefits	Charges (1)	Other	Total
Fiscal 2005 Consolidation & RIF Plan	$—	$255	$496	$751

Fiscal 2005 PC Review Plan	—	3,769	2,047	5,816

Fiscal 2006 PC Review Plan	1,252	1,819	2,690	5,761

(1)	Excludes gains expected to be realized on subsequent sales of real property.
14. Reorganization Charges
The components of reorganization charges are as follows:

	November 12, 2005
	Twelve Weeks	Twenty-Four Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
	(dollars in thousands)
Professional fees	$6,913	$15,765	$16,378
Employee retention expenses	1,533	4,406	4,286
Lease rejection charges (credits)	5	(71)	—
Interest income	(863)	(1,356)	(1,356)
Gain on sale of assets	(97)	(597)	(597)

Reorganization charges, net	$7,491	$18,147	$18,711

	November 13, 2004
	Twelve Weeks	Twenty-Four Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
	(dollars in thousands)
Professional fees	$10,376	$10,376	$2,834
Lease rejection credits	(926)	(926)	—
Write-off of debt fees	2,992	2,992	—

Reorganization charges, net	$12,442	$12,442	$2,834

15. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Twenty-Four Weeks Ended
	November 12,	November 13,
	2005	2004
Statutory federal tax rate	35.0%	35.0%
State income tax, net	1.1	2.7
Non-deductible goodwill impairment	—	(22.0)
Valuation allowance increase	(26.7)	(11.4)
Adjustments to prior year tax accruals	5.8	2.7
Other	(1.1)	(0.4)

	14.1%	6.6%

The income tax benefit recorded during fiscal 2006 primarily consists of tax benefits realized during the year. We received state approval for additional refundable tax credits related to prior years. We also utilized a specific statutory federal net operating loss provision that permits a 10-year carryback in order to file a claim for refund of previously paid tax.
The amount of income taxes we pay is subject to periodic audits by federal, state and local tax authorities, which from time to time result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. During the first quarter of fiscal 2006 and 2005, we adjusted our estimate for prior year tax accruals based upon a review of recently closed audits and the status of prior tax years relative to the statutes of limitation in the jurisdictions in which we conduct business.
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
The following is the reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 12,	November 13,	November 12,	November 13,
	2005	2004	2005	2004
	(in thousands)
Weighted average common shares outstanding:
Basic and diluted	45,107	44,966	45,099	44,942

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock, deferred shares awarded, and our 6% senior subordinated convertible notes, which aggregated to approximately 13.0 million and 15.6 million for the second quarter of fiscal 2006 and 2005, respectively, and approximately 14.6 million and 11.3 million for year-to-date fiscal 2006 and 2005, respectively, because their effect would have been antidilutive. Due to our reported net losses for all periods, diluted loss per share amounts are not adjusted for the effect of dilutive stock awards.

Under an August 12, 2004 amendment to our senior secured credit facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
18. Comprehensive Loss
Reconciliations of net loss to comprehensive loss are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 12,	November 13,	November 12,	November 13,
	2005	2004	2005	2004
	(dollars in thousands)
Net loss	$(53,325)	$(34,011)	$(60,312)	$(277,477)

Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of income taxes of $0	—	491	—	(1,428)
Loss on interest rate swaps reclassified to interest expense, net of income taxes of $0	—	—	—	816
Commodity derivative (gains) losses reclassified to cost of products sold, net of income taxes of $0	—	1,018	(477)	1,011
Minimum pension liability adjustment, net of income taxes of $0	—	221	—	221

	—	1,730	(477)	620

Comprehensive loss	$(53,325)	$(32,281)	$(60,789)	$(276,857)

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
Wholesale operations — Our wholesale operations accounted for approximately 88.3% and 87.8% of our net sales for the twelve weeks ended and 88.1% and 87.5% for the twenty-four weeks ended November 12, 2005 and November 13, 2004, respectively, and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.
Retail operations – Our retail operations generated approximately 11.7% and 12.2% of our net sales for the twelve weeks ended and 11.9% and 12.5% for the twenty-four weeks ended November 12, 2005 and November 13, 2004, respectively, and consists of five regions that sell our baked goods and other food items.
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
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations. Intersegment transfers of products at cost aggregated approximately $27.4 million and $34.4 million for the twelve weeks ended and $58.0 million and $74.4 million for the twenty-four weeks ended November 12, 2005 and November 13, 2004, respectively.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 12,	November 13,	November 12,	November 13,
	2005	2004	2005	2004
	(dollars in thousands)
Net Sales
Wholesale operations	$620,093	$701,373	$1,275,183	$1,409,243
Retail operations	82,288	97,338	171,847	201,445

Total net sales	$702,381	$798,711	$1,447,030	$1,610,688

Operating Income (Loss)
Wholesale operations	$(8,235)	$23,319	$9,541	$25,734
Retail operations	2,059	(1,038)	7,082	(2,139)

	(6,176)	22,281	16,623	23,595
Corporate	(35,752)	(40,259)	(49,047)	(289,981)

Total operating loss	(41,928)	(17,978)	(32,424)	(266,386)
Interest expense	11,600	9,316	22,491	18,310
Reorganization charges	7,491	12,442	18,147	12,442
Other (income) expense	(2,802)	(20)	(2,835)	129

Loss before income taxes	(58,217)	(39,716)	(70,227)	(297,267)
Provision (benefit) for income taxes	(4,892)	(5,705)	(9,915)	(19,790)

Net loss	$(53,325)	$(34,011)	$(60,312)	$(277,477)

20. Subsequent Events
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
RESULTS OF OPERATIONS
The following table sets forth the twelve weeks and twenty-four weeks ended November 12, 2005 and November 13, 2004, the relative percentages that certain income and expense items bear to net sales:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 12,	November 13,	November 12,	November 13,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	50.8	51.7	50.3	51.3
Selling, delivery and administrative expenses	50.3	47.2	48.7	48.4
Restructuring (credits) charges	2.3	0.8	0.8	0.8
Depreciation and amortization	2.5	2.5	2.4	2.5
Loss on sale or abandonment of assets	0.1	0.1	—	0.1
Goodwill impairment	—	—	—	13.4

Operating loss	(6.0)	(2.3)	(2.2)	(16.5)
Interest expense	1.7	1.1	1.6	1.1
Reorganization charges	1.1	1.6	1.3	0.8
Other income	(0.5)	—	(0.2)	—

Loss before income taxes	(8.3)	(5.0)	(4.9)	(18.4)
Income taxes	(0.7)	(0.7)	(0.7)	(1.2)

Net loss	(7.6)%	(4.3)%	(4.2)%	(17.2)%

Net Sales

	Twelve Weeks Ended					Twenty-Four Weeks Ended
	November 12,		November 13,			November 12,		November 13,
(dollars in thousands)	2005	%	2004	%	Increase/ (Decrease)	2005	%	2004	%	Increase/ (Decrease)

Wholesale operations	$620,093	88.3%	$701,373	87.8%	(11.6)%	$1,275,183	88.1%	$1,409,243	87.5%	(9.5)%
Retail operations	82,288	11.7	97,338	12.2	(15.5)	171,847	11.9	201,445	12.5	(14.7)

Total net sales	$702,381	100.0%	$798,711	100.0%	(12.1)	$1,447,030	100.0%	$1,610,688	100.0%	(10.2)

Consolidated net sales. Net sales for the second quarter of fiscal year 2006, the twelve weeks ended November 12, 2005, were approximately $702.4 million, a decrease of $96.3 million, or 12.1%, from net sales of approximately $798.7 million in fiscal year 2005. Year-to-date net sales for fiscal 2006 decreased approximately $163.7 million, or 10.2%, to approximately $1,447.0 million, from net sales of approximately $1,610.7 million, in fiscal 2005.
Wholesale operations net sales. Wholesale operations net sales for the second quarter of fiscal 2006 were approximately $620.1 million, a decrease of approximately $81.3 million, or 11.6% from net sales of approximately $701.4 million in fiscal year 2005. Year-to-date wholesale operations net sales for fiscal 2006 decreased approximately $134.0 million, or 9.5%, to approximately $1,275.2 from net sales of approximately $1,409.2 in fiscal 2005. The net sales for the second quarter and year-to-date periods for fiscal 2006 both reflected unit volume declines of approximately 19.3% and 17.2% respectively as compared to fiscal 2005. These declines are partially offset by an overall unit value increase, related to selling price increases and product mix changes, of approximately 9.2% for the second quarter and 9.0% for the year-to-date periods of fiscal 2006 as compared to the prior year.
Retail operations net sales. Retail operations net sales for the second quarter of fiscal 2006 were approximately $82.3 million, a decrease of approximately $15.1 million, or 15.5% from net sales of approximately $97.4 million in fiscal year 2005. Year-to-date retail operations net sales for fiscal 2006 decreased approximately $29.6 million, or 14.7%, to approximately $171.8 million from net sales of approximately $201.4 million in fiscal 2005. The decline in revenue is mainly attributable to the closing of retail outlets.
Gross profit (exclusive of depreciation and amortization). Gross profit was approximately $345.4 million or 49.2% of net sales for the second quarter of fiscal year 2006, in comparison with approximately $385.8 million or 48.3% of net sales in fiscal 2005. Year-to-date gross profit was approximately $719.6 million or 49.7% of net sales in comparison with approximately $784.7 million or 48.7% of net sales in fiscal 2005.
Total cost of goods sold for the quarter decreased by approximately $55.9 million when compared to fiscal 2005. A substantial amount of this cost decrease relates to reduced costs resulting from the effects of our restructuring activities. On a cost per pound basis, direct component costs per pound decreased approximately 4.1% when compared to fiscal 2005. These direct component costs when compared on a cost per pound of production with fiscal 2005 decreased 4.7% for ingredients and 0.6% for labor while packaging increased 1.2%. Overhead and administrative costs as a percent of sales increased approximately 1.5% when compared to fiscal 2005 principally due to the fixed nature of these costs relative to a declining net sales base. Additionally, we have experienced an increase in route returns as a percent of route sales of approximately 1.1% when compared to fiscal 2005. The net effect of these increases offset by the favorable decline in direct per pound costs when compared to our sales declines resulted in our gross profit margin improvement of approximately 0.9% for the second quarter of fiscal year 2006 when compared with fiscal 2005.
Total cost of goods sold year-to-date decreased by approximately $98.5 million when compared to fiscal 2005. A substantial amount of this cost decrease relates to reduced costs resulting from the effects of our restructuring activities. On a cost per pound basis, direct component costs per pound decreased approximately 4.0% when compared to fiscal 2005. These direct component costs when compared on a cost per pound of production with fiscal 2005 decreased 4.1% for ingredients and 1.2% for labor while packaging increased 1.2%. Overhead and administrative costs as a percent of sales increased approximately 1.1% when compared to fiscal 2005 principally due to the fixed nature of these costs relative to a declining net sales base. Additionally, we also have experienced an increase in route returns as a percent of route sales of approximately 1.2% when compared to fiscal 2005. The net effect of these increases offset by the favorable decline in direct per pound costs when compared to our sales declines resulted in our gross profit margin improvement of approximately 1.0% for year-to-date fiscal year 2006 when compared with fiscal 2005.
Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were approximately $353.1 million, representing 50.3% of net sales, for the second quarter of fiscal 2006 down from fiscal 2005’s selling, delivery and administrative expenses of approximately $377.0 million, or 47.3% of net sales. Year-to-date selling, delivery and administrative expenses for fiscal 2006 amounted to approximately $704.2 million, or 48.7% of net sales, decreasing from approximately $779.9 million, or 48.4% of net sales in the prior year.
For the second quarter of fiscal 2006 the 3.0% increase in selling, delivery, and administrative expenses as a percent of net sales is attributable to the following factors: (1) a 1.6% increase in distribution as a percent of net sales, due principally to higher energy costs; (2) a 1.6% increase in payroll and payroll related costs as a percent of net sales; (3) a 0.2% increase in facility costs as a percent of net sales; (4) a 0.2% decrease in corporate administration allocation as a percent of net sales; (5) a 0.1% decrease in advertising and promotion as a percent of net sales; and, (6) a net decrease of 0.1% in all other selling, delivery, and administrative expenses as a percent of net sales.
On a year-to-date basis the 0.3% increase in selling, delivery, and administrative expenses as a percent of net sales is attributable to the following approximate changes in the selling, delivery, and administrative expenses as a percent of net sales: (1) a 0.8% increase in payroll and payroll related costs as a percent of net sales; (2) a 1.2% increase in distribution costs as a percent of net sales; (3) a 0.6% decrease in legal costs related to fiscal 2005 legal settlements as a percent of net sales; (4) a 0.5% decrease in corporate administration allocation as a percent of net sales; and, (6) a 0.6% decrease in advertising and promotion as a percent of net sales.
Restructuring charges. During the second quarter of fiscal 2006, we incurred restructuring charges of approximately $16.4 million related to restructuring plans to close and restructure certain bakeries and retail stores as compared to approximately $6.0 million in fiscal 2005. On a year-to-date basis, we incurred restructuring charges of approximately $11.6 million as compared to approximately $13.3 million in the prior year.
The restructuring charges in the second quarter of fiscal 2006 were composed of approximately $1.7 million severance, $12.6 million impairment charges, a $0.5 million net gain on the sale of assets, and $2.6 million net for all other restructuring charges.
See Note 13. Restructuring (Credits) Charges to the condensed consolidated financial statements regarding detail components of restructuring charges.
Goodwill impairment. In the first quarter of fiscal 2005, we recognized a $215.3 million impairment of all of our goodwill. See Note 7. Goodwill and Other Intangible Assets to our condensed consolidated financial statements for further information.

Operating Loss

	Twelve Weeks Ended				Twenty-Four Weeks Ended
	November 12,		November 13,		November 12,		November 13,
(dollars in thousands)	2005	%	2004	%	2005	%	2004	%

Wholesale operations	$(8,235)	19.6%	$23,319	(129.7)%	$9,541	(29.4)%	$25,734	(9.7)%
Retail operations	2,059	(4.9)	(1,038)	5.8	7,082	(21.9)	(2,139)	0.8

	(6,176)	14.7	22,281	(123.9)	16,623	(51.3)	23,595	(8.9)
Corporate	(35,752)	85.3	(40,259)	223.9	(49,047)	151.3	(289,981)	108.9

Total operating loss	$(41,928)	100.0%	$(17,978)	100.0%	$(32,424)	100.0%	(266,386)	100.0%
Consolidated operating loss. Based upon the above factors, the operating loss for the second quarter of fiscal 2006 was approximately $41.9 million an increase of $24.0 million from the prior year’s operating loss of approximately $18.0 million. Our 2006 year-to-date operating loss was approximately $32.4 million down $234.0 million from the prior year’s operating loss of approximately $266.4 million. Our 2005 year-to-date operating loss included restructuring charges of approximately $13.3 million and goodwill impairment of approximately $215.3 million.
Wholesale operating income (loss). Wholesale operating loss for the second quarter of 2006 was approximately $8.2 million representing a decline of $31.5 million from the operating income of $23.3 million in the second quarter of fiscal 2005. On a year-to-date basis the net wholesale operating income was approximately $ 9.5 million, a decrease of $16.2 million from the $25.7 million operating income in the prior year. The second quarter decline was attributable to an $81.3 million decrease in revenue partially offset by a $49.7 million decrease in wholesale operating costs. On a year-to-date basis the decline of $16.2 million was attributable to a $134.1 million drop in revenue partially offset by a $117.9 million decrease in wholesale operating costs.
Retail operating income (loss). Retail operating income for the second quarter of 2006 was approximately $2.1 million representing an improvement of $3.1 million from the operating loss of $1.0 million in the second quarter of fiscal 2005. On a year-to-date basis the net retail operating income was approximately $7.1 million, an improvement of $9.2 million from the $2.1 million operating loss in the prior year. The year-to-date improvement was attributable to a $29.6 million drop in revenue offset by a $38.8 million reduction in retail operating expenses.
Reorganization charges. For the twenty-four weeks ended November 12, 2005, reorganization charges were approximately $18.1 million and relate to expense or income items that we incurred or realized because we are in reorganization under our bankruptcy proceedings. The cost of these activities includes such items as (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of $15.8 million; (2) $4.4 million payroll related charges to retain key employees during our reorganization; (3) gains realized as we rejected certain of our lease agreements covering equipment and real estate of $0.1 million; (4) interest income of $1.4 million; and, (5) a $0.6 million gain on the sale of assets.
Interest expense. Net interest expense for the second quarter was approximately $11.6 million representing an increase of approximately $2.3 million when compared to approximately $9.3 million in the second quarter of fiscal 2005. This increase results from increased interest costs of approximately $2.5 million resulting from higher interest rates and debt increases offset slightly by the discontinued accrual of interest due to our bankruptcy on the $100.0 million 6.0% senior subordinated convertible notes.
Year-to-date interest expense was approximately $22.5 million representing an increase of approximately $4.2 million when compared to approximately $18.3 million for the same period of fiscal 2005. This increase results from increased interest costs of approximately $4.7 million resulting from higher interest rates and debt increases offset slightly by the discontinued accrual of interest due to our bankruptcy on the $100.0 million 6.0% senior subordinated convertible notes.

Provision for income taxes. The effective income tax benefit rates were 14.1% and 6.6% for the first two quarters of fiscal 2006 and fiscal 2005, respectively. Our effective income tax rate for 2006 and 2005 were negatively impacted by valuation allowances recorded against our deferred tax assets, and our 2005 rate was also negatively impacted by the impairment of our goodwill in the first quarter of 2005, the majority of which was permanently nondeductible in nature. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the first quarter of 2005, we recorded a valuation allowance of $5.6 million related to deferred tax assets originating in prior years due to a change in circumstances causing a change in judgment about the realizability of the assets. During fiscal years 2006 and 2005 we recorded additional valuation allowance relating to deferred tax assets originating in those years. The income tax benefit recorded during fiscal 2006 primarily consists of tax benefits realized during the year. We received state approval for additional refundable tax credits related to prior years. We also utilized a specific statutory federal net operating loss provision that permits a 10-year carryback in order to file a claim for refund of previously paid tax.
CASH RESOURCES AND LIQUIDITY
Refer to Sources of Liquidity and Capital in the Cash Resources and Liquidity section of our 2006 Annual Report on Form 10-K filed concurrently with this document for additional information.
CASH FLOWS
During the twenty-four weeks ended November 12, 2005, the Company generated $22.4 million of cash, which was the net impact of $23.3 million in cash generated from operating activities, $13.9 million in cash used in investing activities, and $13.0 million in cash provided by financing activities.
Cash from operating activities. Cash from operating activities for fiscal 2006 was $23.3 million, which represents a decrease of $51.2 million or 68.7% from cash generated in fiscal 2005 of $74.5 million. While we posted a net loss of $60.3 million during the twenty-four week period, a number of items that contributed to the net loss were non-cash items, including $35.6 million and $4.3 million related to depreciation and amortization and loss on sale, write-down or abandonment of assets, respectively. In addition, changes in working capital components generated $42.4 million in cash during the twenty-four week fiscal period primarily due to (1) a decrease in accounts receivable of $21.8 million; (2) an increase in our long-term self insurance reserves of $11.6 million; (3) a decrease in our inventories of $10.6 million, (4) a net decrease in other current assets of $7.9 million; offset by (5) a decrease in accounts payable and accrued expenses of $4.7 million and (6) other items totaling $4.8 million. For fiscal 2005 changes in working capital components provided cash equal to $41.1 million. Cash flow from operating activities is one of our primary sources of liquidity.
Cash used in investing activities. Cash used in investing activities during fiscal 2006 was $13.9 million, $10.1 million or 42.1% less than the cash used during fiscal 2005 of $24.0 million. The decrease is primarily attributable to an increase in the sale of assets of $22.6 million compared to fiscal 2005 offset by restricted cash deposits during fiscal 2006 of $19.9 million. In addition, purchases of property and equipment along with the acquisition and development of software assets was $7.4 million less during fiscal 2006 than 2005.
Cash from financing activities. Cash provided by financing activities for fiscal 2006 was $13.0 million primarily due to an increase in our pre-petition secured revolving credit facility. This compares to cash provided by financing activities in fiscal 2005 which totaled $27.7 million. During fiscal 2005 we issued $100.0 million aggregate principal amount of our 6% senior subordinated convertible notes due August 15, 2014. The proceeds from the issuance of the convertible notes, along with an increase in our pre-petition senior secured revolving credit facility of $11.4 million and other sources of cash, enabled us to reduce net long-term debt by $74.7 million and pay $8.9 million in debt issuance costs.
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
FORWARD-LOOKING STATEMENTS
Some information contained in or incorporated by reference herein may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements that reflect, when made, our views with respect to current events and financial performance. These forward-looking statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. These forward-looking statements are not historical in nature and include statements relating to, among other things:
•	our ability to continue as a going concern;

•	our ability to obtain court approval with respect to motions filed by us from time to time in the Chapter 11 proceeding;

•	our ability to operate pursuant to the covenants, terms and certifications of the DIP Facility;

•	our ability to obtain any necessary relief from the minimum EBITDA covenant under our DIP Facility, as described herein;

•	our ability to negotiate an extension (if necessary) or refinance our DIP Facility, which, pursuant to an extension, expires on June 2, 2007;

•	our ability to develop, propose, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceeding;

•	risks associated with failing to obtain court approval for one or more extensions to the exclusivity period for us to propose and confirm one or more plans of reorganization or with third parties seeking and obtaining court approval to terminate or shorten any such exclusivity period, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	risks associated with inflationary cost increases in materials, ingredients, energy and employee wages and benefits;

•	risks associated with our restructuring process, including the risks associated with achieving the desired savings in connection with our profit center restructuring and bakery and route consolidations to achieve the desired results;

•	potential adverse publicity;

•	our ability to obtain and maintain adequate terms with vendors and service providers;

•	the potential adverse impact of the Chapter 11 proceeding on our liquidity or results of operations;

•	risks associated with product price increases, including the risk that such actions will not effectively offset inflationary cost pressures and may adversely impact sales of our products;

•	the effectiveness of our efforts to hedge our exposure to price increases with respect to various ingredients and energy;

•	our ability to finalize, fund and execute a going-forward business plan;

•	our ability to retain, motivate and/or attract key executives and employees;

•	changes in our relationship with employees and the unions that represent them;

•	increased costs and uncertainties related to periodic renegotiation of union contracts;

•	risks associated with a stockholder action to compel an annual meeting for the purpose of effecting a change of control of the Company;

•	increased costs and uncertainties with respect to the ABA Plan;

•	the SEC’s acceptance of the recommendation from the staff of the SEC’s Division of Enforcement to accept the proposed settlement of the previously announced investigation related to the establishment of our workers’ compensation and other reserves;

•	the delayed filing with the SEC of our fiscal 2006 Form 10-K and of our fiscal 2006 and 2007 Forms 10-Q;

•	successful resolution of material weaknesses in our internal controls;

•	resolution of any deficiencies and implementation of software updates with respect to our financial reporting systems;

•	changes to dietary guidelines;

•	the continuing effects of changes in consumers’ eating habits;

•	the performance of our recent new product introductions, including the success of such new products in achieving and retaining market share; and

•	the outcome of legal proceedings to which we are or may become a party.
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
Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivative positions as of November 12, 2005, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of November 12, 2005. Based on that evaluation and due to the existence of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 12, 2005.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended November 12, 2005, except as described below. Management believes that all of the material weaknesses described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005 likely existed as of November 12, 2005, and we are continuing to address deficiencies in the Company’s internal controls. Certain of these remediation actions are described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006. Efforts to test and remediate our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2007 and beyond.

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