Form 10-Q
period 2006-03-04
INTERSTATE BAKERIES CORP/DE/
filed 2006-12-21
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report
Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 4, 2006
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

INTERSTATE BAKERIES CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 4, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share data)

	March 4,	May 28,
	2006	2005
ASSETS

Current assets
Cash	$98,614	$151,558
Restricted cash	74,681	—
Accounts receivable, less allowance for doubtful accounts of $3,745 and $3,492 respectively	154,379	176,781
Inventories	58,352	69,431
Assets held for sale	14,668	10,582
Other current assets	77,044	83,850

Total current assets	477,738	492,202

Property and equipment, net	620,710	705,373
Other intangible assets	161,338	162,043
Other assets	33,050	39,032

Total assets	$1,292,836	$1,398,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise
Current liabilities
Long-term debt	$495,090	$482,199
Accounts payable	112,420	101,141
Accrued expenses	255,079	260,442

Total current liabilities	862,589	843,782

Other liabilities	281,725	299,391
Deferred income taxes	80,908	90,172

Total liabilities not subject to compromise	1,225,222	1,233,345

Liabilities subject to compromise	287,263	282,229

Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,295,000 and 45,337,000 shares outstanding, respectively	816	816
Additional paid-in capital	585,631	586,089
Accumulated deficit	(117,340)	(14,394)
Treasury stock, 36,284,000 and 36,242,000 shares at cost, respectively	(678,572)	(678,379)
Unearned restricted stock compensation	(2,172)	(3,521)
Accumulated other comprehensive loss	(8,012)	(7,535)

Total stockholders’ deficit	(219,649)	(116,924)

Total liabilities and stockholders’ deficit	$1,292,836	$1,398,650

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Sixteen Weeks Ended		Forty Weeks Ended
	March 4,	March 5,	March 4,	March 5,
	2006	2005	2006	2005
Net sales	$874,809	$1,003,075	$2,321,839	$2,613,763

Cost of products sold (exclusive of items shown below)	455,740	506,101	1,183,175	1,332,062
Selling, delivery and administrative expenses	447,546	481,346	1,151,793	1,261,276
Restructuring (credits) charges	(33,332)	6,902	(21,677)	20,227
Depreciation and amortization	23,531	27,507	59,082	68,688
Loss on sale or abandonment of assets	1,183	8,583	1,749	9,914
Goodwill impairment	—	—	—	215,346
Other intangible assets impairment	—	132	—	132

	894,668	1,030,571	2,374,122	2,907,645

Operating loss	(19,859)	(27,496)	(52,283)	(293,882)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $1,867, $1,867, $4,550, and $2,717, respectively)	16,529	12,872	39,020	31,182
Reorganization charges, net	10,255	12,623	28,402	25,065
Other (income) expense	(82)	(32)	(2,917)	97

	26,702	25,463	64,505	56,344

Loss before income taxes	(46,561)	(52,959)	(116,788)	(350,226)
Provision (benefit) for income taxes	(3,927)	(7,632)	(13,842)	(27,422)

Net loss	$(42,634)	$(45,327)	$(102,946)	$(322,804)

Loss per share

Basic	$(0.94)	$(1.01)	$(2.28)	$(7.18)

Diluted	$(0.94)	$(1.01)	$(2.28)	$(7.18)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Forty Weeks Ended
	March 4,	March 5,
	2006	2005
Operating activities
Net loss	$(102,946)	$(322,804)
Depreciation and amortization	59,082	68,688
Provision (benefit) for deferred income taxes	(1,260)	13,775
Reorganization charges, net	28,402	25,065
Cash reorganization items	(28,094)	(15,756)
Non-cash bankruptcy-related credits	(294)	—
Non-cash interest expense — deferred debt fees	5,247	4,047
Non-cash interest on swap agreements	—	(655)
Non-cash restricted stock and deferred share compensation expense	641	1,371
(Gain) loss on sale, write-down or abandonment of assets	(31,217)	15,062
Write-off of goodwill and other intangibles	—	215,478
Write-down of software assets	—	4,424
Write-off prior service cost asset	—	12,384
Change in operating assets and liabilities:
Accounts receivable	22,402	12,620
Inventories	11,079	2,155
Other current assets	(1,198)	(24,716)
Accounts payable and accrued expenses	(15,096)	56,170
Long-term portion of self insurance reserves	15,049	12,398
Other	(7,095)	4,482

Net cash from (used in) operating activities	(45,298)	84,188

Investing activities
Purchases of property and equipment	(25,225)	(24,882)
Proceeds from sale of assets	79,839	2,993
Restricted cash deposit	(74,276)	—
Acquisition and development of software assets	—	(5,838)
Other	51	81

Net cash used in investing activities	(19,611)	(27,646)

Financing activities
Reduction of long-term debt	(800)	(75,357)
Increase in long-term debt	13,415	11,651
Issuance of convertible bonds	—	100,000
Stock option exercise proceeds	101	—
Acquisition of treasury stock	(1)	(45)
Cash reorganization items	—	(326)
Debt fees	(750)	(9,282)

Net cash from financing activities	11,965	26,641

Net increase (decrease) in cash	(52,944)	83,183

Cash at the beginning of period	151,558	39,728

Cash at the end of period	$98,614	$122,911

Cash payments (received)
Interest	$35,234	$30,434
Income taxes	(15,486)	(21,260)

	Forty Weeks Ended
	March 4,	March 5,
	2006	2005
Non-cash investing and financing activities
Issuance of restricted stock	$—	$221
Equipment purchases financed with capital lease obligations	—	409
Long-term debt reduction from lease rejections	890	1,365
Asset disposals from lease rejections	705	1,039
Interest earned on restricted cash deposit	405	—
See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(dollars and shares in thousands)

	Common						Unearned	Accumulated
	Stock Issued		Additional		Treasury Stock		Restricted	Other	Total
	Number	Par	Paid-in	Accumulated	Number of		Stock	Comprehensive	Stockholders’
	of Shares	Value	Capital	Deficit	Shares	Cost	Compensation	Loss	Deficit
Balance May 28, 2005	81,579	$816	$586,089	$(14,394)	(36,242)	$(678,379)	$(3,521)	$(7,535)	$(116,924)
Comprehensive loss	—	—	—	(102,946)	—	—	—	(477)	(103,423)
Stock options exercised	—	—	(86)	—	10	187	—	—	101
Restricted share compensation expense	—	—	—	—	—	—	1,183	—	1,183
Restricted share forfeitures	—	—	(372)	—	(52)	(379)	166	—	(585)
Treasury stock acquired	—	—	—	—	—	(1)	—	—	(1)

Balance March 4, 2006	81,579	$816	$585,631	$(117,340)	(36,284)	$(678,572)	$(2,172)	$(8,012)	$(219,649)

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
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. The accompanying unaudited condensed consolidated financial statements, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen and forty weeks ended March 4, 2006 are not indicative of the results for the full year ending June 3, 2006.
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
Cash and cash equivalents — We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of bank balances totaling approximately $31.7 million and $17.5 million at March 4, 2006 and May 28, 2005, respectively. Restricted cash represents cash held as collateral pursuant to our debtor-in-possession financing agreement and is not considered a cash equivalent in the consolidated statement of cash flows. See Note 8. Debt to these condensed consolidated financial statements for related disclosures.
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

Had we adopted the provisions of SFAS 123, estimated pro forma net income and earnings per share would have been as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 4,	March 5,	March 4,	March 5,
	2006	2005	2006	2005
	(dollars in thousands, except per share data)
Net loss, as reported	$(42,634)	$(45,327)	$(102,946)	$(322,804)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	11	316	641	1,371
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(138)	(722)	(989)	(2,575)

Pro forma net loss	$(42,761)	$(45,733)	$(103,294))	$(324,008)

Basic and diluted loss per share
As reported	$(0.94)	$(1.01)	$(2.28)	$(7.18)
Pro forma	(0.95)	(1.02)	(2.29)	(7.20)
On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted, and the eligible options were granted, under our 1996 Stock Incentive Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation is being charged to expense over the vesting period, with approximately $0.5 million and $1.0 million charged for the sixteen week and $1.1 million and $2.8 million for the forty week periods ended March 4, 2006 and March 5, 2005, respectively. In addition, lowered costs resulting from forfeited awards were approximately $0.5 million for the sixteen week and forty week periods ended March 4, 2006 and $0.8 million for the sixteen week and forty week periods ended March 5, 2005.
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
3. Inventories
The components of inventories are as follows:

	March 4,	May 28,
	2006	2005
	(dollars in thousands)
Ingredients and packaging	$41,429	$47,617
Finished goods	16,923	21,814

	$58,352	$69,431

4. Property and Equipment
Property and equipment consists of the following:

	March 4,	May 28,
	2006	2005
	(dollars in thousands)
Land and buildings (lives ranging from 10 to 35 years)	$393,300	$440,164
Machinery and equipment (lives ranging from 4 to 15 years)	980,090	1,023,527

	1,373,390	1,463,691
Less accumulated depreciation	(752,680)	(758,318)

	$620,710	$705,373

Included in depreciation and amortization expense is approximately $18.3 million and $21.9 million for the sixteen week and $45.9 million and $54.7 million for the forty week periods ended March 4, 2006 and March 5, 2005, respectively, that relates to property and equipment used in our production process.
5. Assets Held for Sale
As part of our continuing efforts to address our revenue declines and high cost structure, we have commenced a restructuring process for the consolidation and standardization of our distribution system, delivery routes and bakery outlets throughout the nation. This process also includes a review of productive capacity in our bakeries and where logical, we are closing bakeries and consolidating production. During the third quarter of fiscal 2006, excess assets amounting to approximately $4.9 million were identified and reclassified to assets held for sale with net assets of approximately $14.7 million remaining at March 4, 2006 when combined with assets previously identified as held for sale. Net gains realized on the sale of our assets in the third quarter of fiscal 2006 and 2005 aggregated approximately $39.8 million and $1.4 million while year-to-date net gains for fiscal 2006 and 2005 were approximately $52.2 million and $1.8 million, respectively. Substantially all of the net gains realized in fiscal 2006 relate to restructuring activities and are classified as long-lived asset credits to our restructuring charges. See Note 13. Restructuring (Credits) Charges.
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
At March 4, 2006, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, on its effective date required us to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. At March 4, 2006, the maximum potential liability for all guaranteed lease residual values was $7.6 million, including amounts guaranteed prior and subsequent to the effective date of $3.8 million each. At March 4, 2006, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of $0.2 million.
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
Additionally in fiscal 2005, as a result of our annual assessment of operations and our restructuring activities subsequent to our filing for bankruptcy, we further tested certain of our intangible assets for possible impairment. Such further testing revealed that certain of our other intangible assets were also impaired. A pre-tax impairment charge of approximately $0.1 million was taken on other finite lived assets in the third quarter of fiscal 2005.
Goodwill and other intangible assets consist of the following:

	March 4,	May 28,
	2006	2005
	(dollars in thousands)
Goodwill
Gross carrying amount	$—	$215,346
Impairment charge	—	(215,346)

Net carrying amount	$—	$—

Intangible assets with indefinite lives (generally trademarks and trade names)
Gross carrying amount	$157,471	$180,662
Impairment charge	—	(23,191)

Net carrying amount	$157,471	$157,471

Intangible assets with finite lives
Gross carrying amount	$13,854	$19,484
Less:
Accumulated amortization	(9,987)	(11,040)
Impairment charge	—	(3,872)

Net carrying amount	$3,867	$4,572

Intangible amortization expense for the third quarter of fiscal 2006 and 2005 was approximately $0.3 million and $0.4 million, respectively, while year-to-date for fiscal 2006 and 2005 was approximately $0.7 million and $1.0 million, respectively. Of these amounts, approximately $0.2 million for the third quarter and $0.6 million year-to-date in both fiscal 2006 and 2005 were recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of operations.
8. Debt
Long-term debt consists of the following:

	March 4,	May 28,
	2006	2005
	(dollars in thousands)
Secured
Post-petition credit agreement	$—	$—
Senior secured credit facility — pre-petition	489,817	476,402
Unsecured
6% senior subordinated convertible notes — pre-petition	100,000	100,000
Capital leases — pre-petition	11,398	11,514

	601,215	587,916
Less:
Current portion	(495,090)	(482,199)
Pre-filing date claims included in liabilities subject to compromise	(106,125)	(105,717)

Long-term debt	$—	$—

Post-Petition Credit Agreement
On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (the DIP Facility) which provides for a $200.0 million commitment (the Commitment) of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility originally provided for a secured revolving line of credit through September 22, 2006, which date has been extended to June 2, 2007 pursuant to the eighth amendment. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount of $125.0 million (increased from the original limitation of $75 million as a result of prior amendments) of which $90.2 million was utilized at March 4, 2006. We pay fees approximating 3.0% on the balance of all letters of credit issued and outstanding under the DIP Facility. The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. Interest on borrowings under the DIP Facility is at either the alternate base rate (as defined in the DIP Facility) plus 1.75%, or, at our option, the London Interbank Offered Rate (LIBOR) plus 2.75%. We also pay a commitment fee of 0.50% on the unused portion of the DIP Facility. Interest is payable monthly in arrears. As of March 4, 2006, there were no borrowings outstanding under the DIP Facility and we had $92.3 million available under the DIP Facility (of which up to $34.8 million could be used for additional letters of credit).
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
Senior Secured Credit Facility
During fiscal year 2002, we entered into a $900.0 million senior secured credit facility agreement with a syndicate of banks and institutional lenders. In the first quarter of fiscal 2006, certain insurance carriers drew upon selected letters of credit securing our insurance liabilities. As a result of these actions, our pre-petition secured revolving debt was increased by $13.4 million with a corresponding decrease in our reserve for insurance liabilities. At March 4, 2006 under this credit facility, we had letters of credit outstanding of approximately $126.3 million and debt outstanding of approximately $489.8 million which carried a weighted average interest rate of 8.7%
6% Senior Subordinated Convertible Notes
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
Other Matters
At March 4, 2006, we have classified all of our debt as payable within one year due to our default under credit agreements or due to the effects of our bankruptcy process. Additionally, our debt commitments include significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, such commitments may not reflect actual cash outlays in the future period.
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
During fiscal 2006, we did not elect to apply hedge accounting for any of our derivative commodity purchases and all such derivatives were marked-to-market through cost of products sold or selling, delivery and administrative expenses as appropriate. The only derivative activity in OCI for fiscal 2006 was the reclassification to cost of products sold of amounts in OCI at fiscal 2005 year end. At March 4, 2006, we held no commodity derivatives in our portfolio.
At March 5, 2005, we had accumulated gains of $0.8 million related to commodity derivatives and recorded to OCI, with offsetting entries to other current assets. The net unrealized portion of this gain amounted to $56,000 at March 5, 2005. In addition, at March 5, 2005, we had accumulated gains on commodity hedges that did not meet the criteria for hedge accounting or for which we did not elect to apply hedge accounting of $35,000 that were recorded to cost of products sold and current assets. We recognized a gain in earnings resulting from hedge ineffectiveness of commodity hedges of $0.7 million during the third quarter of fiscal 2005 for a total loss of $0.7 million fiscal year-to-date, in cost of products sold. At March 5, 2005, the fair value of our commodity derivatives was a loss of approximately $0.1 million based upon widely available market quotes.
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
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain tax and other claims. We also have suspended the accrual of interest on the unsecured 6% senior subordinated convertible notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. The cumulative contractual unrecorded interest at March 4, 2006 on these obligations is approximately $8.7 million. The unrecorded interest expense for the third quarter of fiscal 2006 and 2005 on these obligations was approximately $1.9 million and $1.8 million, respectively, and year-to-date for fiscal 2006 and 2005 unrecorded interest on these obligations was approximately $4.6 million and $2.7 million, respectively. See Note 8. Debt to these financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.

The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheet:

	March 4,	May 28,
	2006	2005
	(dollars in thousands)
Accounts payable	$129,690	$129,294
Taxes payable	8,959	10,264
Retirement obligations (SERP and deferred compensation)	13,862	13,821
Legal reserve	12,931	12,931
Interest bearing debt and capital leases	106,125	105,717
Other	15,696	10,202

	$287,263	$282,229

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
The increase in other liabilities subject to compromise primarily reflects an increase of $4.1 million related to the settlement of various insurance claims and an increase of $1.0 million related to additional leases rejected in our bankruptcy proceedings.
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
The following tables detail our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
The components of the pension (credit) expense for the ABA Plan are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 4,	March 5,	March 4,	March 5,
	2006	2005	2006	2005
	(dollars in thousands)
Service cost	$486	$631	$1,214	$1,577
Interest cost	987	1,001	2,467	2,501
Expected return on negative plan assets	76	122	190	306
Recognition of
Prior service cost	—	130	—	326
Actuarial (gain) loss	(1,709)	2,372	(4,271)	5,930

Total periodic pension (credit) cost	(160)	4,256	(400)	10,640
Curtailment gain	—	—	(1,176)	—

Net pension (credit) expense	$(160)	$4,256	$(1,576)	$10,640

Defined Benefit Pension Plan
We also maintain a defined benefit pension plan to benefit certain union and nonunion employee groups, with participation generally resulting from business acquisitions. The components of the pension expense for the defined benefit pension plan are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 4,	March 5,	March 4,	March 5,
	2006	2005	2006	2005
	(dollars in thousands)
Service cost	$278	$207	$696	$517
Interest cost	1,242	1,147	3,106	2,867
Expected return on plan assets	(1,503)	(1,338)	(3,757)	(3,344)
Recognition of
Prior service cost	88	53	220	133
Actuarial loss	167	62	415	154

Net pension expense	$272	$131	$680	$327

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
The components of the net postretirement benefit (credit) expense are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 4,	March 5,	March 4,	March 5,
	2006	2005	2006	2005
	(dollars in thousands)
Service cost	$445	$899	$1,111	$2,247
Interest cost	1,043	1,510	2,609	3,774
Amortization
Unrecognized prior service cost (benefit)	(2,274)	(2,015)	(5,686)	(5,037)
Unrecognized net loss	402	498	1,006	1,246

Net postretirement benefit (credit) expense	$(384)	$892	$(960)	$2,230

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
Subsequent to our bankruptcy filing, we suspended the SERP as of November 11, 2004. The related suspension of payments and accruals of service credit under our SERP resulted in a net curtailment loss of approximately $10.3 million, which included a curtailment loss related to the write-off of prior service costs of approximately $12.4 million and a curtailment gain of approximately $2.1 million resulting from the reduction in the salary increase assumption to zero. An additional $1.5 million of the curtailment gain was offset to the actuarial loss not yet recognized at the date of the plan suspension. Approximately $9.9 million representing the portion of the SERP liability, at both March 4, 2006 and May 28, 2005, attributable to retired participants has been reclassified to liabilities subject to compromise.
The components of the SERP expense are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 4,	March 5,	March 4,	March 5,
	2006	2005	2006	2005
	(dollars in thousands)
Service cost	$—	$—	$—	$462
Interest cost	417	414	1,041	1,184
Recognition of
Prior service cost	—	—	—	1,259
Actuarial loss	—	—	—	58

Net periodic pension cost	417	414	1,041	2,963
Net curtailment loss related to plan suspension	—	—	—	10,341

Total SERP expense	$417	$414	$1,041	$13,304

13. Restructuring (Credits) Charges
The components of restructuring (credits) charges are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 4,	March 5,	March 4,	March 5,
	2006	2005	2006	2005
	(dollars in thousands)
Severance costs	$1,252	$2,758	$5,756	$5,046
Long-lived asset (credits) charges	(36,381)	3,243	(32,094)	11,145
Curtailment gain on a benefit plan	—	—	(706)	—
Other exit costs	1,797	901	5,367	4,036

Total	$(33,332)	$6,902	$(21,677)	$20,227

Fiscal 2006 Activity
In fiscal 2006, we continued the review of our Profit Centers and initiated further restructuring activities. During the first three quarters, we closed four bakeries, two in first quarter and two in second quarter, and consolidated operations by standardizing distribution and consolidating production routes, depots and thrift stores. In addition, we sold for a gain certain properties associated with our 2006 restructuring activities. These restructuring activities resulted in a net restructuring credit of approximately $23.1 million in the third quarter and a year-to-date fiscal 2006 restructuring credit of approximately $1.2 million. We recorded severance charges of $1.3 million for the elimination of approximately 230 employee positions during the third quarter of fiscal 2006, bringing the year-to-date total of employee positions eliminated to approximately 2,074 and year-to-date severance charges to $6.2 million. In the third quarter, we recorded a net gain on the sale of certain real property and equipment of $26.0 million, partially offset by year-to-date asset impairment charges of $15.9 million ($0.5 million in the third quarter) to adjust real estate and equipment to fair value. We incurred other miscellaneous exit costs in year-to-date fiscal 2006 of $2.8 million ($1.2 million in the third quarter).
Continuing with the process of consolidating operations carried on in fiscal 2005 to achieve production efficiencies, we incurred an additional $0.3 million in restructuring charges for year-to-date fiscal 2006, all recorded in the first and second quarters, related primarily to real estate taxes, security, utilities, and clean up charges.
In the fourth quarter of fiscal 2005, we undertook restructuring efforts at three of our PCs in order to consolidate production, delivery routes, depots, and bakery outlets. The continuation of this review process in fiscal 2006 resulted in a year-to-date net restructuring credit of $10.3 million, with a $10.5 million net restructuring credit being recorded in the third quarter. The year-to-date net restructuring credit included a $0.4 million credit for the adjustment of severance costs, impairment charges on bakery equipment of $1.9 million ($1.7 million in third quarter), net gains on the sale of certain real property and equipment of $13.2 million ($12.7 million in third quarter), a $0.7 million credit resulting from curtailment gains on a pension plan related to this restructuring effort, and other exit costs of $2.1 million ($0.5 million in third quarter) for relocation and further utility costs, security, taxes, and clean up activities.
We recorded a net restructuring credit in year-to-date fiscal 2006 of $10.6 million related to our fiscal 2004 plan that resulted from a net gain realized upon the sale of one of our bakeries of $10.8 million, net of additional restructuring charges of $0.2 million recorded in third quarter, primarily comprised of changes in estimates of real estate and equipment fair values.

The year-to-date analysis of our restructuring costs activity is as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)
Fiscal 2003 Plan

Balance May 28, 2005	$—	$—	$—	$—

Expensed in Fiscal 2006	—	(34)	32	(2)
Cash Paid in Fiscal 2006	—	—	(32)	(32)
Noncash Utilization in Fiscal 2006	—	34	—	34

Balance March 4, 2006	—	—	—	—

Fiscal 2004 Plan

Balance May 28, 2005	55	—	—	55

Expensed in Fiscal 2006	—	(10,636)	63	(10,573)
Cash Paid in Fiscal 2006	(55)	—	(63)	(118)
Noncash Utilization in Fiscal 2006	—	10,636	—	10,636

Balance March 4, 2006	—	—	—	—

Fiscal 2005 Consolidation & RIF Plan

Balance May 28, 2005	796	—	—	796

Expensed in Fiscal 2006	—	16	370	386
Cash Paid in Fiscal 2006	(568)	—	(370)	(938)
Noncash Utilization in Fiscal 2006	—	(16)	—	(16)

Balance March 4, 2006	228	—	—	228

Fiscal 2005 PC Review Plan

Balance May 28, 2005	7,613	—	—	7,613

Expensed in Fiscal 2006	(407)	(11,278)	1,398	(10,287)
Cash Paid in Fiscal 2006	(5,747)	—	(1,957)	(7,704)
Noncash Utilization in Fiscal 2006	—	11,278	706	11,984

Balance March 4, 2006	1,459	—	147	1,606

Fiscal 2006 PC Review Plan

Balance May 28, 2005	—	—	—	—

Expensed in Fiscal 2006	6,163	(10,162)	2,798	(1,201)
Cash Paid in Fiscal 2006	(4,567)	—	(2,747)	(7,314)
Noncash Utilization in Fiscal 2006	—	10,162	—	10,162

Balance March 4, 2006	1,596	—	51	1,647

Consolidated

Balance May 28, 2005	8,464	—	—	8,464

Expensed in Fiscal 2006	5,756	(32,094)	4,661	(21,677)
Cash Paid in Fiscal 2006	(10,937)	—	(5,169)	(16,106)
Noncash Utilization in Fiscal 2006	—	32,094	706	32,800

Balance March 4, 2006	$3,283	$—	$198	$3,481

Fiscal 2005 Activity
In fiscal 2005, we continued the process of consolidating operations in order to achieve production efficiencies and more effectively allocate production capacity.
During the first quarter of fiscal 2005, we announced the closing of two bakeries, thirty-five outlet stores and some limited consolidation of operations. The actual bakery closings took place during second quarter. During the third quarter we announced the closing of one additional bakery and the implementation of a company-wide reduction in force (RIF) of approximately 175 employees. These fiscal 2005 restructuring activities resulted in year-to-date total restructuring charges of approximately $13.3 million, $6.6 million in third quarter. Of that amount, we recorded severance charges of $5.5 million for the elimination of approximately 540 employee positions (including RIF), $3.1 million in the third quarter. We incurred $6.0 million of asset impairment charges year-to-date, $2.9 million during third quarter, which were due primarily to the write-down of real property and bakery equipment to fair value. We also incurred $1.8 million of other exit charges, $0.6 million in third quarter, for outlet and bakery closings and lease cancellation costs.
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
Also as part of the fiscal 2005 restructuring activity, a decision was made by management to cease all funding, work and roll-out of the final phase of a large software project. This event resulted in the abandonment of a long-lived software asset, and consequently, it was determined that the asset was fully impaired and $4.5 million of capitalized software costs was written off, $0.1 million in the third quarter.
During fiscal 2005, we also incurred restructuring costs related to plans initiated in fiscal 2003 and 2004. Associated with the fiscal 2003 initiatives, we recorded additional charges of $0.4 million related to impairments and property taxes, utilities and security for closed facilities. We also incurred approximately $2.0 million in restructuring charges ($0.2 million in the third quarter) from our 2004 initiatives for additional asset impairment and other exit costs related to utilities, security and clean up of closed facilities.
Summarized below are the cumulative restructuring charges recognized through the third quarter of fiscal 2006, as well as expected remaining charges through plan completion.
Beginning in fiscal 2003 we incurred the following cumulative restructuring (credits) charges by plan (in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Fiscal 2003 Plan	$4,304	$1,474	$6,825	$12,603

Fiscal 2004 Plan	2,537	(8,083)	7,162	1,616

Fiscal 2005 Consolidation & RIF Plan	5,575	6,135	2,515	14,225

Fiscal 2005 PC Review Plan	7,206	21,148	(5,514)	22,840

Software Write-off	—	4,509	—	4,509

Fiscal 2006 PC Review Plan	6,163	(10,161)	2,798	(1,200)

Expected remaining restructuring (credits) charges by plan (in thousands):

	Severance	Long-Lived
	and Related	Asset
	Benefits	Charges (1)	Other	Total
Fiscal 2005 Consolidation & RIF Plan	$—	$254	$442	$696

Fiscal 2005 PC Review Plan	—	1,556	1,523	3,079

Fiscal 2006 PC Review Plan	—	142	1,475	1,617

(1) Excludes gains expected to be realized on subsequent sales of real property.
14. Reorganization Charges
The components of reorganization charges are as follows:

	March 4, 2006
	Sixteen Weeks	Forty Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
	(dollars in thousands)
Professional fees	$10,136	$25,901	$27,165
Employee retention expenses	1,347	5,753	4,323
Lease rejection charges	618	547	—
Interest income	(1,846)	(3,202)	(2,797)
Gain on sale of assets	—	(597)	(597)

Reorganization charges, net	$10,255	$28,402	$28,094

	March 5, 2005
	Sixteen Weeks	Forty Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
	(dollars in thousands)
Professional fees	$12,784	$23,160	$17,792
Employee retention expenses	1,066	1,066	—
Lease rejection charges (credits)	482	(444)	—
Interest income	(294)	(294)	(295)
Gain on sale of assets	(1,415)	(1,415)	(1,415)
Write-off of debt fees	—	2,992	—

Reorganization charges, net	$12,623	$25,065	$16,082

15. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Forty Weeks Ended
	March 4,	March 5,
	2006	2005
Statutory federal tax rate	35.0%	35.0%
State income tax, net	1.1	2.7
Non-deductible goodwill impairment	—	(18.7)
Valuation allowance increase	(26.6)	(13.2)
Adjustments to prior year accruals and refundable credits	3.5	2.3
Other	(1.1)	(0.3)

	11.9%	7.8%

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
The following is the reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 4,	March 5,	March 4,	March 5,
	2006	2005	2006	2005
	(in thousands)
Weighted average common shares outstanding:
Basic and diluted	45,129	45,045	45,111	44,984

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock and deferred shares awarded, and our 6% senior subordinated convertible notes, which aggregated to approximately 14.4 million and 15.2 million for the third quarter of fiscal 2006 and 2005, respectively, and approximately 14.5 million and 12.9 million for year-to-date fiscal 2006 and 2005, respectively, because their effect would have been antidilutive. Due to our reported net losses for all periods, diluted loss per share amounts are not adjusted for the effect of dilutive stock awards.
Under an August 12, 2004 amendment to our senior secured credit facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.

18. Comprehensive Loss
Reconciliations of net loss to comprehensive loss are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 4,	March 5,	March 4,	March 5,
	2006	2005	2006	2005
	(dollars in thousands)
Net loss	$(42,634)	$(45,327)	$(102,946)	$(322,804)

Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of income taxes of $0	—	1,063	—	(365)
Loss on interest rate swaps reclassified to interest expense, net of income taxes of $0	—	—	—	816
Commodity derivative (gains) losses reclassified to cost of products sold, net of income taxes of $0	—	(159)	(477)	852
Minimum pension liability adjustment, net of income taxes of $0	—	—	—	221

	—	904	(477)	1,524

Comprehensive loss	$(42,634)	$(44,423)	$(103,423)	$(321,280)

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
Wholesale operations — Our wholesale operations accounted for approximately 88.5% and 88.5% of our net sales for the sixteen weeks ended and 88.3% and 87.9% for the forty weeks ended March 4, 2006 and March 5, 2005, respectively, and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.
Retail operations – Our retail operations generated approximately 11.5% and 11.5% of our net sales for the sixteen weeks ended and 11.7% and 12.1% for the forty weeks ended March 4, 2006 and March 5, 2005, respectively, and consists of five regions that sell our baked goods and other food items.
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

The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations. Intersegment transfers of products at cost aggregated approximately $33.4 million and $40.0 million for the sixteen weeks ended and $91.4 million and $114.4 million for the forty weeks ended March 4, 2006 and March 5, 2005, respectively.

	Sixteen Weeks Ended		Forty Weeks Ended
	March 4,	March 5,	March 4,	March 5,
	2006	2005	2006	2005
		(dollars in thousands)
Net Sales
Wholesale operations	$774,564	$887,770	$2,049,747	$2,297,013
Retail operations	100,245	115,305	272,092	316,750

Total net sales	$874,809	$1,003,075	$2,321,839	$2,613,763

Operating Income (Loss)
Wholesale operations	$(28,589)	$12,017	$(19,048)	$38,072
Retail operations	(199)	458	6,883	1,579

	(28,788)	12,475	(12,165)	39,651
Corporate	8,929	(39,971)	(40,118)	(333,533)

Total operating loss	(19,859)	(27,496)	(52,283)	(293,882)

Interest expense	16,529	12,872	39,020	31,182
Reorganization charges	10,255	12,623	28,402	25,065
Other (income) expense	(82)	(32)	(2,917)	97

Loss before income taxes	(46,561)	(52,959)	(116,788)	(350,226)
Provision (benefit) for income taxes	(3,927)	(7,632)	(13,842)	(27,422)

Net loss	$(42,634)	$(45,327)	$(102,946)	$(322,804)

20. Subsequent Events
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
RESULTS OF OPERATIONS
The following table sets forth the sixteen weeks and forty weeks ended March 4, 2006 and March 5, 2005, the relative percentages that certain income and expense items bear to net sales:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 4,	March 5,	March 4,	March 5,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	52.1	50.4	51.0	51.0
Selling, delivery and administrative expenses	51.2	48.0	49.6	48.3
Restructuring (credits) charges	(3.8)	0.7	(0.9)	0.8
Depreciation and amortization	2.7	2.7	2.5	2.6
Loss on sale or abandonment of assets	0.1	0.9	0.1	0.4
Goodwill impairment	—	—	—	8.2

Operating loss	(2.3)	(2.7)	(2.3)	(11.3)
Interest expense	1.9	1.3	1.7	1.2
Reorganization charges, net	1.1	1.3	1.1	0.9
Other (income) expense	—	—	(0.1)	—

Loss before income taxes	(5.3)	(5.3)	(5.0)	(13.4)
Provision (benefit) for income taxes	(0.4)	(0.8)	(0.6)	(1.0)

Net loss	(4.9)%	(4.5)%	(4.4)%	(12.4)%

Net Sales
(dollars in thousands)

	Sixteen Weeks Ended					Forty Weeks Ended
	March 4,		March 5,		Increase/	March 4,		March 5,		Increase/
	2006	%	2005	%	(Decrease)	2006	%	2005	%	(Decrease)

Wholesale operations	$774,564	88.5%	$887,770	88.5%	(12.8)%	$2,049,747	88.3%	$2,297,013	87.9%	(10.8)%
Retail operations	100,245	11.5	115,305	11.5	(13.1)	272,092	11.7	316,750	12.1	(14.1)

Total net sales	$874,809	100.0%	$1,003,075	100.0%	(12.8)%	$2,321,839	100.0%	$2,613,763	100.0%	(11.2)%

Consolidated net sales. Net sales for the third quarter of fiscal year 2006, the sixteen weeks ended March 4, 2006, were approximately $874.8 million, a decrease of $128.3 million, or 12.8%, from net sales of approximately $1,003.1 million in fiscal year 2005. Year-to-date net sales for fiscal 2006 decreased approximately $292.0 million, or 11.2%, to approximately $2,321.8 million, from net sales of approximately $2,613.8 million, in fiscal 2005.
Wholesale operations net sales. Wholesale operations net sales for the third quarter of fiscal 2006 were approximately $774.6 million, a decrease of approximately $113.2 million, or 12.8% from net sales of approximately $887.8 million in fiscal year 2005. Year-to-date wholesale operations net sales for fiscal 2006 decreased approximately $247.3 million, or 10.8%, to approximately $2,049.7 million from net sales of approximately $2,297.0 in fiscal 2005. The net sales for the third quarter and year-to-date periods for fiscal 2006 both reflected unit volume declines of approximately 19.5% and 18.1% respectively as compared to fiscal 2005. These declines are partially offset by an overall unit value increase, related to selling price increases and product mix changes, of approximately 8.1% for the third quarter and 8.6% for the year-to-date periods of fiscal 2006 as compared to the prior year.
Retail operations net sales. Retail operations net sales for the third quarter of fiscal 2006 were approximately $100.2 million, a decrease of approximately $15.1 million, or 13.1% from net sales of approximately $115.3 million in fiscal year 2005. Year-to-date retail operations net sales for fiscal 2006 decreased approximately $44.7 million, or 14.1%, to approximately $272.1 million from net sales of approximately $316.8 million in fiscal 2005. The decline in revenue is mainly attributable to the closing of retail outlets.
Gross profit (exclusive of depreciation and amortization). Gross profit was approximately $419.1 million or 47.9% of net sales for the third quarter of fiscal year 2006, in comparison with approximately $497.0 million or 49.6% of net sales in fiscal 2005. Year-to-date gross profit was approximately $1,138.8 million or 49.0% of net sales in comparison with approximately $1,281.7 million or 49.0% of net sales in fiscal 2005.
Total cost of goods sold for the quarter decreased by approximately $50.4 million when compared to fiscal 2005. A substantial amount of this cost decrease relates to reduced costs resulting from the effects of our restructuring activities. On a cost per pound basis, direct component costs per pound decreased approximately 0.8% when compared to fiscal 2005. These direct component costs when compared on a cost per pound of production with fiscal 2005 decreased 0.3% for ingredients and 1.1% for labor while packaging increased 0.7%. Overhead and administrative costs as a percent of sales increased approximately 1.7% when compared to fiscal 2005 principally to the fixed nature of these costs relative to a declining net sales base. Additionally, we also have experienced an increase in route returns as a percent of route sales of approximately 1.2% when compared to fiscal 2005. The net effect of these increases partially offset by the favorable decline in direct per pound costs when compared to our sales declines resulted in our gross profit margin decrease of approximately 1.7% for the second quarter of fiscal year 2006 when compared with fiscal 2005.
Total cost of goods sold year-to-date decreased by approximately $149.0 million when compared to fiscal 2005. A substantial amount of this cost decrease relates to reduced costs resulting from the effects of our restructuring activities. On a cost per pound basis, direct component costs per pound decreased approximately 2.8% when compared to fiscal 2005. These direct component costs when compared on a cost per pound of production with fiscal 2005 decreased 2.7% for ingredients and 1.2% for labor while packaging increased 1.0%. Overhead and administrative costs as a percent of sales increased approximately 1.3% when compared to fiscal 2005 principally to the fixed nature of these costs relative to a declining net sales base. Additionally, we also have experienced an increase in route returns as a percent of route sales of approximately 1.2% when compared to fiscal 2005. The net effect of these increases offset by the favorable decline in direct per pound costs when compared to our sales declines resulted in our gross profit margin percentage remaining constant for year-to-date fiscal year 2006 when compared with fiscal 2005.
Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were approximately $447.5 million, representing 51.2% of net sales, for the third quarter of fiscal 2006 down from fiscal 2005’s selling, delivery and administrative expenses of approximately $481.3 million, or 48.0% of net sales. Year-to-date selling, delivery and administrative expenses for fiscal 2006 amounted to approximately $1,151.8 million, or 49.6% of net sales, decreasing from approximately $1,261.3 million, or 48.3% of net sales in the prior year.
For the third quarter of fiscal 2006 the 3.1% decrease in selling, delivery, and administrative expenses as a percent of net sales is attributable to the following factors: (1) a 1.2% increase in distribution costs as a percent of net sales, due principally to higher energy costs; (2) a 0.9% increase in advertising and promotion as a percent of net sales; (3) a 0.6% increase in payroll and payroll related costs as a percent of net sales; (4) a 0.3% increase in corporate administration costs as a percent of net sales; and, (5) a net 0.1% increase in all other selling, delivery, and administrative expenses as a percent of net sales.
On a year-to-date basis the 1.3% increase in selling, delivery, and administrative expenses as a percent of net sales is attributable to the following approximate changes in the selling, delivery, and administrative expenses as a percent of net sales: (1) a 0.7% increase in payroll and payroll related costs as a percent of net sales; (2) a 1.2% increase in product distribution costs as a percent of net sales; (3) a 0.4% decrease in legal cost related to fiscal 2005 settlements as a percent of net sales; and, (4) a net 0.2% decrease in all other selling, delivery, and administrative expenses as a percent of net sales.
Restructuring charges. During the third quarter of fiscal 2006, we incurred a restructuring net gain of approximately $33.3 million related to restructuring plans to close and restructure certain bakeries and retail stores as compared to restructuring charges of approximately $6.9 million in fiscal 2005. On a year-to-date basis, we incurred a restructuring net gain of approximately $21.7 million as compared to restructuring charges of approximately $20.2 million in the prior year.
The restructuring charges in the third quarter of fiscal 2006 were composed of approximately $1.3 million severance, $2.4 million impairment charges, a $1.7 million net loss on the sale of assets, a $40.5 million net gain on the sale of assets, and $1.8 million net charges for all other restructuring. See Note 13. Restructuring (Credits) Charges to the condensed consolidated financial statements regarding detail components of restructuring charges.
Goodwill impairment. In the first quarter of fiscal 2005 we recognized a $215.3 million impairment of all of our goodwill. See Note 7. Goodwill and Other Intangible Assets to our condensed consolidated financial statements for further information.

Operating Loss
(dollars in thousands)

	Sixteen Weeks Ended				Forty Weeks Ended
	March 4,		March 5,		March 4,		March 5,
	2006	%	2005	%	2006	%	2005	%

Wholesale operations	$(28,589)	144.0%	$12,017	(43.7)%	$(19,048)	36.4%	$38,072	(13.0)%
Retail operations	(199)	1.0	458	(1.7)	6,883	(13.1)	1,579	(0.5)

	(28,788)	145.0	12,475	(45.4)	(12,165)	23.3	39,651	(13.5)
Corporate	8,929	(45.0)	(39,971)	145.4	(40,118)	76.7	(333,533)	113.5

Total operating loss	$(19,859)	100.0%	$(27,496)	100.0%	$(52,283)	100.0%	(293,882)	100.0%
Consolidated operating loss. Based upon the above factors, the operating loss for the third quarter of fiscal 2006 was approximately $19.9 million; a decrease of $7.6 million from the prior year’s operating loss of approximately $27.5 million. Our 2006 year-to-date operating loss was approximately $52.3 million; an improvement of $241.6 million from the prior year’s operating loss of approximately $293.9 million. Our 2005 year-to-date operating loss included restructuring charges of approximately $20.2 million and goodwill and other intangibles impairment of approximately $215.5 million.
Wholesale operating income (loss). Wholesale operating loss for the third quarter of 2006 was approximately $28.6 million representing a decline of $40.6 million from the operating income of $12.0 million in the third quarter of fiscal 2005. On a year-to-date basis the net wholesale operating loss was approximately $19.0 million, a decline of $57.1 million from the $38.1 million operating income in the prior year. The third quarter decline was attributable to a $113.2 million decrease in revenue partially offset by a $72.6 million decrease in wholesale operating costs. On a year-to-date basis the decline of $57.1 million was attributable to a $247.3 million decline in revenue partially offset by a $190.1 million decrease in wholesale operating costs.
Retail operating income (loss). Retail operating loss for the third quarter of 2006 was approximately $0.2 million representing a decline of approximately $0.7 million from the operating income of $0.5 million in the third quarter of fiscal 2005. On a year-to-date basis the net retail operating income was approximately $6.9 million, an improvement of $5.3 million from the $1.6 million operating income in the prior year. The year-to-date improvement was primarily attributable to a $44.7 million drop in revenue offset by a $50.0 million reduction in retail operating expenses.
Reorganization charges. For the forty weeks ended March 4, 2006, reorganization charges were approximately $28.4 million and relate to expense or income items that we incurred or realized because we are in reorganization under our bankruptcy proceedings. The cost of these activities includes such items as (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of approximately $25.9 million; (2) $5.8 million payroll related charges to retain key employees during our reorganization; (3) gains realized as we rejected certain of our lease agreements covering equipment and real estate of $0.5 million; (4) interest income of $3.2 million; and, (5) a $0.6 million net gain on the sale of assets.
Interest expense. Net interest expense for the third quarter was approximately $16.5 million representing an increase of approximately $3.6 million when compared to approximately $12.9 million in the second quarter of fiscal 2005. This increase is primarily attributable to higher interest rates and an increase in debt.
Year-to-date interest expense was approximately $39.0 million representing an increase of approximately $7.8 million when compared to approximately $31.2 million for the same period of fiscal 2005. This increase results from increased interest costs of approximately $8.3 million resulting from higher interest rates and debt increases offset slightly by the discontinued accrual of interest due to our bankruptcy on the $100.0 million 6.0% senior subordinated convertible notes.

Provision for income taxes. The effective income tax benefit rates were 11.9% and 7.8% for the first three quarters of fiscal 2006 and fiscal 2005, respectively. Our effective income tax rates for 2006 and 2005 were negatively impacted by valuation allowances recorded against our deferred tax assets, and our 2005 rate was also negatively impacted by the impairment of our goodwill in the first quarter of 2005, the majority of which was permanently nondeductible in nature. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the first quarter of 2005, we recorded a valuation allowance of $5.6 million related to deferred tax assets originating in prior years due to a change in circumstances causing a change in judgment about the realizability of the assets. During fiscal years 2006 and 2005 we recorded additional valuation allowance relating to deferred tax assets originating in those years. The income tax benefit recorded during fiscal 2006 primarily consists of tax benefits realized during the year. We received state approval for additional refundable tax credits related to prior years. We also utilized a specific statutory federal net operating loss provision that permits a 10-year carryback in order to file a claim for refund of previously paid tax.
CASH RESOURCES AND LIQUIDITY
Refer to Sources of Liquidity and Capital in the Cash Resources and Liquidity section of our 2006 Annual Report on Form 10-K filed concurrently with this document for additional information.
CASH FLOWS
During the forty weeks ended March 4, 2006, we used $52.9 million of cash, which was the net impact of $45.3 million in cash used in operating activities, $19.6 million in cash used in investing activities, and $12.0 million in cash provided by financing activities.
Cash from (used in) operating activities. Cash used in operating activities for fiscal 2006 was $45.3 million, which represents a decrease of $129.5 million from cash generated in fiscal 2005 of $84.2 million. While we posted a net loss of $102.9 million in fiscal 2006, a number of items that contributed to the net loss were non-cash items, including $59.1 million related to depreciation and amortization offset by $31.2 million for gain on sale, write-down or abandonment of assets. Changes in working capital components generated $25.1 million in cash during fiscal 2006 primarily due to (1) a reduction in our accounts receivable of $22.4 million; (2) an increase in our long-term self insurance reserves of $15.0 million; and (3) a decrease in inventory of $11.1 million; offset by (4) a reduction in accounts payable and accrued expenses of $15.1 million; and (5) other items totaling $7.1 million. Changes in working capital components provided cash equal to $63.1 million in fiscal 2005.
Cash used in investing activities. Cash used in investing activities during fiscal 2006 was $19.6 million, $8.0 million less than the cash used during fiscal 2005 of $27.6 million. The decrease is primarily attributable to an increase in the sale of assets of $76.8 million compared to fiscal 2005 offset by restricted cash deposits during fiscal 2006 of $74.3 million (excluding interest income). In addition, purchases of property and equipment along with the acquisition and development of software assets was $5.5 million less during fiscal 2006 than 2005.
Cash from financing activities. Cash provided by financing activities for fiscal 2006 was $12.0 million primarily due to an increase in our pre-petition secured revolving credit facility. This compares to cash provided by financing activities in fiscal 2005 which totaled $26.6 million. During fiscal 2005 we issued $100.0 million aggregate principal amount of our 6% senior subordinated convertible notes due August 15, 2014. The proceeds from the issuance of the convertible notes, along with an increase in our pre-petition senior secured revolving credit facility of $11.7 million and other sources of cash, enabled us to reduce net long-term debt by $75.4 million and pay $9.3 million in debt issuance costs.
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
Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. As of March 4, 2006, we held no commodity derivatives in our portfolio.
Item 4. Controls and Procedures
a) Disclosure Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 4, 2006. Based on that evaluation and due to the existence of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 4, 2006.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended March 4, 2006, except as described below. Management believes that all of the material weaknesses described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005 likely existed as of March 4, 2006, and we are continuing to address deficiencies in the Company’s internal controls. Certain of these remediation actions are described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006. Efforts to test and remediate our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2007 and beyond.

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