Form 10-K
period 2006-06-03
INTERSTATE BAKERIES CORP/DE/
filed 2006-12-21
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 3, 2006
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the 21,523,009 shares of voting stock of the registrant held by non-affiliates, computed by reference to the $2.85 closing price of such stock on November 17, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $61,340,576. The aggregate market value of such stock, computed by reference to the $8.28 closing price of such stock on June 2, 2006, the last business day of the registrant’s fourth quarter of fiscal 2006, was $178,210,515.
     There were 45,285,314 shares of common stock, $0.01 par value per share, outstanding as of December 6, 2006. Giving effect to our senior subordinated convertible notes and common stock equivalents, there were 55,183,755 shares of common stock outstanding as of December 6, 2006.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
In addition to this annual report on Form 10-K, on the same date, we also filed our Quarterly Reports on Form 10-Q for the quarters ended August 20, 2005, November 12, 2005, March 4, 2006, and August 26, 2006. The primary reasons for our delay in filing certain of these reports are related to our Chapter 11 filing and issues related to the restatement of our fiscal 2004 Form 10-K. All of the reports filed concurrently herewith should be read together and in connection with this Annual Report on Form 10-K for a comprehensive description of our current financial condition and operating results.

FORWARD-LOOKING STATEMENTS
Some information contained in or incorporated by reference herein may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements that reflect, when made, our views with respect to current events and financial performance. These forward-looking statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. These forward-looking statements are not historical in nature and include statements relating to, among other things:
•	our ability to continue as a going concern;

•	our ability to obtain court approval with respect to motions filed by us from time to time in the Chapter 11 proceeding (as described below);

•	our ability to operate pursuant to the covenants, terms and certifications of the Revolving Credit Agreement, or DIP Facility (as described in Item 1 below);

•	our ability to obtain any necessary relief from the minimum EBITDA covenant under our DIP Facility, as described herein;

•	our ability to negotiate an extension (if necessary) or refinance our DIP Facility, which, pursuant to an extension, expires on June 2, 2007;

•	our ability to develop, propose, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceeding;

•	risks associated with failing to obtain court approval for one or more extensions to the exclusivity period for us to propose and confirm one or more plans of reorganization or with third parties seeking and obtaining court approval to terminate or shorten any such exclusivity period, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	risks associated with inflationary cost increases in materials, ingredients, energy, and employee wages and benefits;

•	risks associated with our restructuring process, including the risks associated with achieving the desired savings in connection with our profit center restructuring and bakery and route consolidations (as described below);

•	potential adverse publicity;

•	our ability to obtain and maintain adequate terms with vendors and service providers;

•	the potential adverse impact of the Chapter 11 proceeding on our liquidity or results of operations;

•	risks associated with product price increases, including the risk that such actions will not effectively offset inflationary cost pressures and may adversely impact sales of our products;

•	the effectiveness of our efforts to hedge our exposure to price increases with respect to various ingredients and energy;

•	our ability to finalize, fund and execute a going-forward business plan;

•	our ability to attract, motivate and/or retain key executives and employees;

•	changes in our relationship with employees and the unions that represent them;

•	increased costs and uncertainties related to periodic renegotiation of union contracts;

•	risks associated with a stockholder action to compel an annual meeting for the purpose of effecting a change in control of the Company;

•	increased costs and uncertainties with respect to the American Bakers Association Retirement Plan, or ABA Plan;

•	the Securities and Exchange Commission’s, or SEC’s, acceptance of the recommendation from the staff of the SEC’s Division of Enforcement to accept the proposed settlement of the previously announced investigation relating to the establishment of our workers’ compensation and other reserves;

•	the delayed filing with the SEC of our fiscal 2006 Form 10-K and of our fiscal 2006 and 2007 Forms 10-Q;

•	successful resolution of material weaknesses in our internal controls;

•	resolution of any deficiencies and implementation of software updates with respect to our financial reporting systems;

•	changes to dietary guidelines;

•	the continuing effects of changes in consumers’ eating habits;

•	the performance of our recent new product introductions, including the success of such new products in achieving and retaining market share; and

•	the outcome of legal proceedings to which we are or may become a party.
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
We operate 45 bakeries and approximately 800 distribution centers, from which our sales force delivers fresh baked goods on approximately 6,400 delivery routes. We also operate approximately 830 bakery outlets located in markets throughout the United States.
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
As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of December 6, 2006, we have rejected over 420 unexpired leases and have included charges for our estimated liability related thereto in the period of rejection. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject. For these executory contracts and remaining unexpired leases, we cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting these contracts or leases, and no provisions have yet been made for these items.
We continue to communicate with principal vendors and customers, and we believe that most of our current relationships will continue. The loss of major vendors or customers, as well as significant adverse changes to vendor payment terms, could have a material adverse effect on our results of operations and financial condition, including our ability to operate as a going concern.
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
Since the Petition Date, we have been actively engaged in restructuring our operations. With the assistance of Alvarez & Marsal LLC, or A&M, a firm specializing in corporate advisory and crisis management services to troubled and under-performing companies and their stakeholders, we restructured our 10 profit centers (PCs), including the closure of nine bakeries and approximately 200 distribution centers; rationalized our delivery route network, reducing the number of routes by approximately 30 percent, from approximately 9,100 delivery routes to approximately 6,400; and reduced our workforce by approximately 7,000 positions. In addition, we disposed of certain non-core assets during our Chapter 11 case, the aggregate net proceeds of which have been approximately $102.8 million, and commenced negotiations of long-term extensions with respect to most of our 420 collective bargaining agreements (CBAs) with union-represented employees resulting in ratification by employees or agreements reached in principle, subject to ratification by employees, of approximately 310 CBAs. Finally, we have initiated a marketing program designed to offset revenue declines by developing protocols to better anticipate and meet changing consumer demand through a consistent flow of new products. As part of our restructuring efforts, we are evaluating various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring and the filing of a plan of reorganization with the Bankruptcy Court, or any combination of these options.

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
The administrative and reorganization expenses resulting from the Chapter 11 process will and have unfavorably affected our results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 process.
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
Financial Information about Segments
We have aggregated our identified operating segments into two distinct reportable segments by production process, type of customer, and distribution method as follows:
Wholesale Operations – Our Wholesale Operations accounted for approximately 88.3% of our fiscal 2006 net sales and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.
Retail Operations – Our Retail Operations generated approximately 11.7% of our fiscal 2006 net sales and consists of five regions that sell our baked goods and other food items.
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
Pillsbury*

Fresh Baked Sweet Goods	Hostess	Dolly Madison
(Donuts, sweet rolls, snack pies and snack cakes)	Twinkies	Drake’s
	Ding Dongs	Devil Dogs
	HoHos	Ring Dings
	Suzy-Qs	Yodels
Yankee Doodles
Zingers

Other	Mrs. Cubbison’s
(Croutons and stuffing mix)	Marie Callender’s*

*	Licensed brands
We believe that our brand trademarks such as “Wonder®,” “Hostess®,” “Home Pride®,” “Baker’s Inn®,” “Butternut®” and “Dolly Madison®” and product trademarks such as “Twinkies®,” “HoHos®” and “Zingers®” are of material importance to our strategy of brand building. We take appropriate action from time to time against third parties to prevent infringement of our trademarks and other intellectual property. We also enter into confidentiality agreements from time to time with employees and third parties, as necessary, to protect formulas and processes used in producing our products. Some of our products are sold under brands that we have licensed from others on terms that are generally renewable at our discretion. These licensed brands include “Bunny®,” “Cotton’s® Holsum,” “Holsum®,” “Marie Callender’s®,” “Pillsbury®,” “Roman Meal®,” “Sunbeam®” and “Sun-Maid®.”
In the third quarter of fiscal 2006, we introduced nationally three new white bread varieties, Wonder® Made with Whole Grain White, Wonder® White Bread FansTM, and Wonder Kids®. Wonder® Made with Whole Grain White and Wonder® White Bread FansTM are targeted to people who prefer the taste and texture of white bread but who want to add more nutrition to their diets. In the fourth quarter of 2006, we introduced a national program on Wonder® buns and rolls to add new varieties, including wheat hamburger and hot dog buns and buns made with whole grains. In the first quarter of fiscal 2007, we introduced Wonder® Wheat and Wonder® Honey Wheat bread.

Marketing and Distribution
The majority of our bread is sold through national mass merchandisers and supermarkets, while our sweet goods are sold principally through national mass merchandisers, supermarkets and convenience stores. One customer, Wal-Mart Stores, Inc., accounted for approximately 13.4% of our net sales in fiscal 2006. No other single customer accounted for more than 10.0% of our net sales. Sweet goods sales tend to be somewhat seasonal, with a historically weak winter period, which we believe is attributable to altered consumption patterns during the holiday season. Sales of buns, rolls and shortcake products are historically higher in the spring and summer months.
Our marketing and advertising campaigns are conducted through targeted television, radio and print advertising as well as coupon inserts in newspapers and other printed media. Our national accounts department manages our relationships with our largest customers. This group focuses on customer service and satisfaction and communicates on a regular basis to our customers regarding new products and upcoming product events.
We distribute our products in markets representing over 80.0% of U.S. supermarket volume. Our plants and distribution centers across the U.S. are located close to the major marketplaces enabling effective delivery and superior customer service. We do not keep a significant backlog of inventory, as our fresh bakery products are promptly distributed to our customers after being produced.
We deliver our fresh baked bread and sweet goods from our network of bakeries to our distribution centers. Our sales force then delivers primarily to mass merchandisers, supermarkets and convenience stores on approximately 6,400 delivery routes. We are one of only a few fresh baked bread and sweet goods producers with a national direct store delivery, or DSD, system that enables us to provide frequent and individualized service to our national and regional customers. Our DSD system allows us to effectively manage shelf space and efficiently execute in-store promotions and new product introductions. In accordance with industry practice, we repurchase dated and damaged bread products from most of our customers. A portion of our dated bread and other products are delivered to our approximately 830 bakery outlets for retail sale. Bakery outlet sales represented approximately 11.7% of our net sales during the 53-week period ended June 3, 2006.
Sources and Availability of Raw Materials
Most ingredients in our products, principally flour, sugar and edible oils, are readily available from numerous sources. We currently are dependent on a small number of suppliers for an ingredient we use to produce fresh bread products under our extended shelf life, or ESL, program. Maintenance of our relationships with our suppliers is a material focus of our reorganization proceeding. Failure to maintain satisfactory on-going trading terms with our suppliers would have a material adverse impact on our business. We do not have a long-term supply contract with any of these suppliers; however, we believe this is in our best interest because of rapidly changing technology in this area. We utilize commodity hedging derivatives, including exchange traded futures and options on wheat, corn, soybean oil and certain fuels, to reduce our exposure to commodity price movements for future ingredient and energy needs. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed one year. Our ability to hedge may be negatively impacted by counterparty concern regarding our financial situation. We also purchase other major commodity requirements through advance purchase contracts, generally not longer than one year in duration, to lock in prices for raw materials. The balance of our commodity needs are purchased on the spot markets. Through our program of central purchasing of baking ingredients and packaging materials, we believe we are able to utilize our national presence to obtain competitive prices.
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

Employees
As of December 6, 2006, we employ approximately 25,000 people, approximately 82% of whom are covered by one of approximately 420 union contracts. Most of our employees are members of either the International Brotherhood of Teamsters or the Bakery, Confectionery, Tobacco Workers & Grain Millers International Union. We are in the process of renegotiating union contracts affecting the majority of our unionized workforce. We are in the process of renegotiating the remaining union contracts. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Labor Union Negotiations” for a discussion of the negotiations. We believe that we have good relations with our employees. However, because our union groups are concentrated in the two organizations listed, contract negotiations with any local unit can involve the threat of strike by other union members at other IBC facilities. Although the Chapter 11 process could strain relations with employee groups and labor unions, we are committed to working with those groups to attempt to resolve any conflicts that may arise in order to ensure the continued viability of our business.
Competition
We face intense competition in all of our markets from large national bakeries, smaller regional operators, small retail bakeries, supermarket chains with their own bakeries, grocery stores with their own in-store bakery departments or private label products and diversified food companies. Competition is based on product quality, price, customer service, brand recognition and loyalty, promotional activities, access to retail outlets and sufficient shelf space and the ability to identify and satisfy consumer preferences. Customer service, including responsiveness to delivery needs and maintenance of fully stocked shelves, is also an important competitive factor and is central to the competition for retail shelf space. Our ability to provide customer service through our DSD delivery system is highly reliant on the execution and performance of our route drivers. This system is operated under collective bargaining agreements that can restrict the implementation, timing and effectiveness of our sales operation. Campbell Soup Company, George Weston Limited, Flowers Foods, Inc., Grupo Bimbo, S.A. and Sara Lee Corporation are our largest fresh baked bread competitors, each marketing bread products under various brand names. Flowers Foods, Inc., George Weston Limited, Grupo Bimbo, S.A., Krispy Kreme Doughnuts, Inc., McKee Foods Corporation and Tasty Baking Company are our largest competitors with respect to fresh baked sweet goods. In addition, fresh baked sweet goods also compete with other sweet snack foods like cookies and candies. From time to time, we experience price pressure in certain of our markets as a result of competitors’ promotional pricing practices.
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
The DIP Facility subjects us to certain obligations, including the delivery of a Borrowing Base Certificate (as defined in the DIP Facility), cash flow forecasts and operating budgets at specified intervals, as well as certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures and the payment of dividends. The DIP Facility also contains financial covenants, requiring minimum Consolidated EBITDA (as defined in the DIP Facility), restricting Capital Expenditures (as defined in the DIP Facility), and limiting the amount of periodic cash restructuring charges (as defined in the DIP Facility). There can be no assurance that we will be able to consistently comply with these obligations, financial covenants and other restrictive obligations in our DIP Facility. Currently, we expect that we will not be able to remain in compliance with the minimum Consolidated EBITDA covenant as early as prior to the end of our 2007 third fiscal quarter. We intend to negotiate with the lenders under the DIP Facility to obtain the necessary relief from this covenant. However, we can give no assurance that any relief will be obtained. Failure to comply with the terms, covenants and requirements of the DIP Facility could have a material adverse impact on our operations.
We are highly reliant on suppliers and vendors to continue to provide capital and materials for our ongoing operations. Any interruptions in our capital and materials could have a material adverse effect on our operations.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other restructuring costs in connection with the Chapter 11 process and the restructuring of our business operations and expect that we will continue to incur significant professional fees and restructuring costs. As of November 18, 2006, we had approximately $84.0 million in available cash and $77.8 million available for borrowing under the DIP Facility. This compares to the $78.2 million in available cash and $90.1 million available for borrowing under the DIP Facility as of June 3, 2006. We cannot assure you that the amounts of cash available from operations together with our DIP Facility will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors, equity holders and parties in interest and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Facility are not sufficient to meet our cash requirements, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered on acceptable terms. Failure to secure additional financing would have a material adverse impact on our operations.
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
     We face uncertainty due to an action commenced by a stockholder seeking to compel us to hold an annual meeting of stockholders.
On October 30, 2006, a stockholder of the Company, commenced an action in the Court of Chancery of the State of Delaware seeking to compel us to convene an annual meeting of stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Overview – Recent Developments – Stockholder Action” below for a further discussion of this action. Although we have filed a motion in the Bankruptcy Court seeking to enjoin the stockholder from proceeding with action, there can be no assurance that the Bankruptcy Court will grant us this relief.
If the action is allowed to proceed and we are compelled to hold an annual meeting of stockholders, the election of directors at such meeting could result in a change of control of the majority of our Board of Directors. This change of control could adversely affect the success of our restructuring process as well as our financial condition, results of operations and cash flows. Such a change would constitute an event of default under the DIP Facility and trigger significant claims under management continuity agreements with certain of our key senior executives in the event any of these executives is terminated within two years of the change in control. We are dependent upon the financing provided by the DIP Facility and, in the event that such event of default were to occur and we were unable to obtain a waiver, there can be no assurance that we would be able to obtain financing from alternative sources on acceptable terms, if at all.
In addition, the uncertainty created by the threat of a change of control of our Board of Directors is undermining (i) our permanent CEO search process, (ii) the development of a credible long-term business plan for the Company based on current results, (iii) the exploration of potential availability of financing for the Company to facilitate a plan of reorganization to emerge from Chapter 11, (iv) our ability to regain lost customers and take advantage of new business opportunities, and (v) the availability of adequate credit terms from our vendors and creditors. These activities are vital components of our restructuring process, and if such uncertainty persists, it could have an adverse affect on the success of our restructuring process, as well as our financial condition, results of operations and cash flows.

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
As the first step in our restructuring process, we closed one bakery, implemented a reduction in workforce, reduced corporate costs, reduced or suspended certain employee benefit programs and renegotiated our contracts with a third party service provider. The second stage of our restructuring process involved an exhaustive review of each of our ten profit centers on an individual basis in order to address continued revenue declines and our high-cost structure. We have recently closed a number of bakeries and consolidated a number of routes, depots and outlet stores in our ten profit centers. The profit center restructuring process was intended to improve profitability by rationalizing marginal products and strengthening our focus on branded sales and deliveries. The success of the profit center restructuring process also will be influenced by our ability to achieve increased route averages as a result of newly consolidated routes. While we believe it is critical that we eliminate unprofitable products and routes, streamline distribution, rationalize the number of brands and stock-keeping units (SKUs) and eliminate excess capacity in order to return the company to profitability, the profit center restructuring process has and will result in lower revenues for at least a period of time, which could adversely affect our financial condition, results of operations and cash flows.
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
In addition, as a result of pre-petition indebtedness and the availability of the “cram-down” provisions of the Bankruptcy Code described in “Item 1. Business – Proceedings Under Chapter 11 of the Bankruptcy Code” in this Annual Report on Form 10-K, the holders of our common stock may not receive value for their interests under a plan of reorganization. Because of this possibility, the value of our common stock is highly speculative and any investment in our common stock would pose an extremely high degree of risk. In connection with our motion filed in the Bankruptcy Court in response to the recently filed stockholder action to compel an annual meeting, we described our view that, based on current financial performance, it is difficult (if not impossible) to derive a current enterprise value for the Company that would result in value for the equity interests after first taking into consideration the amount of creditor claims against the Company. Potential investors in our common stock should consider the highly speculative nature of our common stock prior to making any investment decision with respect to our common stock.
     We may face deregistration proceedings under Section 12(j) of the Exchange Act.
Due to our failure to timely file our periodic reports with the SEC, we believe that the SEC will commence deregistration proceedings under Section 12(j) of the Exchange Act to deregister our common stock under the Exchange Act if we do not become current in our filings with the SEC by December 31, 2006. If our common stock is deregistered, publicly available information regarding the Company may be limited and the price of our common stock would likely suffer an immediate and significant decline. Our common stock would no longer be quoted on the OTC Bulletin Board and there can be no assurance that there will be any active trading market for our common stock. Accordingly, investors would likely find it more difficult to acquire or dispose of our common stock or obtain accurate quotations for our common stock following any such deregistration.
     Our internal control over financial reporting was not effective as of June 3, 2006 and weaknesses in our internal controls and procedures could adversely affect our financial condition.
As discussed in Item 9A, management assessed our internal control over financial reporting as of June 3, 2006, the end of our most recent fiscal year, and concluded that material weaknesses existed and our internal control over financial reporting was not effective.
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
Our senior management has been, and will be, required to expend a substantial amount of time and effort structuring a plan of reorganization, as well as evaluating various restructuring alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital and debt restructuring, or any combination of these options, which could have a disruptive impact on management’s ability to focus on the operation of our business. Our restructuring process has, and will continue to, require a substantial amount of time and effort on the part of our senior management. In addition, we have had and continue to have difficulty retaining, compensating and attracting key executives and associates and retaining employees generally as a result of a number of problems related to the Chapter 11 process.
     Declining demand for our products could have adverse effects on our financial results.
We have experienced a significant decline in the demand for our products. According to data from Information Resources Incorporated (IRI), an independent market research concern that reports sales trends in most supermarkets (excluding mass merchandisers, club stores and discount stores), our total unit volume of branded bread products declined by 14.3% during fiscal 2006 from the comparable fiscal 2005 period, while unit volumes of branded sweet goods also declined by 9.1%. During fiscal 2006, revenues related to these products declined 10.0% from the comparable fiscal 2005 period. Data from IRI also indicates that the declining bread trend was broadly evident in the industry during fiscal 2006. We believe that we will continue to experience reduced demand for our products.
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
Although we have not had significant difficulty, in the future we may have difficulty in maintaining existing relationships with our suppliers or creating new relationships with suppliers as a result of the Chapter 11 process. Our suppliers may stop providing materials to us or provide materials on a “cash on delivery” or “cash on order” basis, or on other terms that could have an adverse impact on our short-term cash flow. Our ability to maintain arrangements with our suppliers that are critical to our operations may be adversely impacted due to supplier uncertainty regarding our cash-flow resources and the outcome of the Chapter 11 process. Failure to maintain these arrangements could have a material and immediate adverse impact on our ability to operate as a going concern.

An investigation by the SEC regarding the restatement of our fiscal 2004 financial statements and related potential litigation could adversely impact our business.
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
The principal raw materials used to bake our fresh bread and sweet goods, including flour, sugar and edible oils, and the paper, films and plastics used to package our products, are subject to substantial price fluctuations. The prices for raw materials are influenced by a number of factors, including the weather, crop production, transportation and processing costs, government regulation and policies, and worldwide market supply and demand. Commodity prices have been volatile and may continue to be volatile. Any substantial increase in the prices of raw materials may adversely affect our financial condition, results of operations and cash flows. We enter into contracts to be performed in the future, generally with a term of one year or less, to purchase raw materials at fixed prices to protect us against price increases. These contracts could cause us to pay higher prices for raw materials than are available in the spot markets.
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
In late fiscal 2006 and early fiscal 2007, we implemented significant price increases for many of our products. The increased prices could have a negative effect on consumer demand for our products and our sales and profits.
     Competition could adversely impact our results of operations.
The baking industry is highly competitive. Competition is based on product quality, price, customer service, brand recognition and loyalty, effective promotional activities, access to retail outlets and sufficient shelf space and the ability to identify and satisfy consumer preferences. We compete with large national bakeries, smaller regional operators, small retail bakeries, supermarket chains with their own bakeries, grocery stores with their own in-store bakery departments or private label products and diversified food companies. Some of these competitors are more diversified and have greater financial resources than we do. Customer service, including responsiveness to delivery needs and maintenance of fully stocked shelves, is an important competitive factor and is central to the competition for retail shelf space. From time to time, we experience price pressure in certain of our markets as a result of our competitors’ promotional pricing practices. Excess industry capacity could also result in price pressure in certain markets. As a result, we may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices when raw material costs increase, would harm profit margins and, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations will suffer.
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
     We may be obligated to make additional contributions, or incur withdrawal liability, to multi-employer pension plans.
We have collective bargaining agreements with our unions that stipulate the amount of contributions that we and other companies must make to union-sponsored, multi-employer pension plans in which our employees participate. Under our collective bargaining agreements, we are obligated to make contributions to a number of multi-employer plans which cover the majority of our employees. Benefits under these plans generally are based on a specified amount for each year of service. We contributed $125.8 million, $133.5 million, and $132.0 million to all of our multi-employer plans in fiscal 2006, 2005, and 2004, respectively. Based on the most recent information available to us, we believe that certain of the multi-employer pension plans to which we contribute are substantially underfunded.
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
When we close bakeries, distribution centers and retail outlets, we may incur withdrawal liabilities with respect to underfunded multi-employer pension plans. In fiscal 2004, fiscal 2005 and fiscal 2006, we closed four, three and seven bakeries, respectively and, in connection with our restructuring activities, we may close additional bakeries, routes, bakery outlets and distribution centers. Any assessments for any withdrawal liability that we might incur by future closures will be recorded when the affected plans determine that it is probable that a liability exists and that the amount of the withdrawal liability can be reasonably estimated.
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
As a result of the review of the ABA Plan begun in December 2004, we have recorded a significant net pension liability. Since January 2006, we have been notified of $27.8 million of required contributions which we have not paid and due to our severely underfunded position within the plan, future cash contribution obligations could continue to significantly exceed levels experienced in calendar years prior to 2006. Our responsibility to make all of these payments, as well as the timing of such payments, may be impacted by application of the Bankruptcy Code and/or other applicable law, including the August 8, 2006 determination from the Pension Benefit Guaranty Corporation that the ABA Plan is a multiple employer plan, as had been asserted by the Company and disputed by the ABA Plan, as well as pension reform legislation recently enacted by Congress.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES
Bakeries
We currently own and operate 45 bakeries in the following locations, which were also owned and operated as of June 3, 2006:

Birmingham, Alabama	Schiller Park, Illinois	Rocky Mount, North Carolina
Anchorage, Alaska	Columbus, Indiana	Akron, Ohio
Glendale, California	Indianapolis, Indiana	Cincinnati, Ohio
Los Angeles, California (3)	Waterloo, Iowa	Columbus, Ohio
Oakland, California	Emporia, Kansas	Defiance, Ohio
Pomona, California	Lenexa, Kansas	Northwood, Ohio
Sacramento, California	Alexandria, Louisiana	Tulsa, Oklahoma
San Diego, California	Biddeford, Maine	Philadelphia, Pennsylvania
Denver, Colorado	Boonville, Missouri	Knoxville, Tennessee
Jacksonville, Florida	Springfield, Missouri	Memphis, Tennessee
Orlando, Florida	St. Louis, Missouri	Ogden, Utah
Columbus, Georgia	Billings, Montana	Salt Lake City, Utah
Decatur, Illinois	Henderson, Nevada	Seattle, Washington
Hodgkins, Illinois	Wayne, New Jersey
Peoria, Illinois	Jamaica, New York
Other Properties
As of December 6, 2006, we operate approximately 800 distribution centers and approximately 830 bakery outlets in approximately 1,100 locations throughout the United States. The majority of our bakery outlets and distribution centers are leased. Over the past few years, we have been able to realize operating synergies through consolidation of redundant bakeries and distribution centers. For further discussion of our properties and profit center review, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Profit Center Review.”
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
In February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri. The lead case is known as Smith, et al. v. Interstate Bakeries Corp., et al., No. 4:03-CV-00142 FJG (W.D. Mo.). The seven cases have been consolidated before a single judge and a lead plaintiff has been appointed by the Court. On October 6, 2003, plaintiffs filed their consolidated amended class action complaint. The putative class covered by the complaint is made up of purchasers or sellers of our stock between April 2, 2002 and April 8, 2003. On March 30, 2004, we and our insurance carriers participated in a mediation with the plaintiffs. At the end of that session, the parties reached a preliminary agreement on the economic terms of a potential settlement of the cases in which our insurers would contribute $15.0 million and we would contribute $3.0 million. We also agreed with plaintiffs and our carriers to work towards the resolution of any non-economic issues related to the potential settlement, including documenting and implementing the parties’ agreement. On September 21, 2004, the parties executed a definitive settlement agreement consistent with the terms of the agreement reached at the mediation. The settlement agreement was subject to court approval after notice to the class and a hearing. In connection with the potential settlement, we recorded a charge of $3.0 million during fiscal 2004, which is classified in liabilities subject to compromise at June 3, 2006.

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
We are named in two wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of route sales representatives . The case involving the putative class is captioned Ruzicka, et al. v. Interstate Brands Corp., et al., No. 03-CV 2846 (FLW) (Sup. Ct., Ocean City, N.J.), and the other case is captioned McCourt, et al. v. Interstate Brands Corp., No. 1-03-CV-00220 (FLW) (D.N.J.). These cases are in their preliminary stages. As a result of our Chapter 11 filing, these cases have been automatically stayed. The named plaintiffs in both cases have filed a proof of claim in our bankruptcy case for unpaid wages.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable. As a result of our Chapter 11 filing, the Company has not held an Annual or Special Stockholders Meeting since September 2003.
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

As of December 6, 2006, we had issued and outstanding 45,285,314 shares of our common stock, which were held of record by 2,854 persons (excluding account holders in our 1991 Employee Stock Purchase Plan). Giving effect to our senior subordinated convertible notes, common stock equivalents, we had issued and outstanding 55,183,755 shares of our common stock as of December 6, 2006.
The table below presents the range of high and low closing sales prices of our common stock by quarter for each fiscal quarter in fiscal 2006 and 2005, as well as the dividends paid on our stock in each such quarter:
Stock Price

Fiscal Year	Quarter	High	Low	Cash Dividends
2006	1	$11.85	$5.95	—
	2	11.95	8.55	—
	3	8.40	6.45	—
	4	9.80	7.14	—

2005	1	$11.05	$7.50	—
	2	8.19	2.05	—
	3	6.75	4.05	—
	4	6.63	4.75	—
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Since May 11, 1999, our Board of Directors has authorized the purchase of approximately 11.0 million shares of our common stock. Prior to the Chapter 11 filing, management had the discretion to determine the number of the shares to be purchased, as well as the timing of any such purchases, with the pricing of any shares repurchased to be at prevailing market prices. As of June 3, 2006, 7,396,688 shares of our common stock were available to be purchased under this stock repurchase program. As a result of our Chapter 11 filing and restrictions imposed by the DIP Facility, however, the program has effectively been suspended since the filing.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of	Average Price	of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased (A)	(or Unit)	or Programs	Plans or Programs
Period 1 May 29-June 25, 2005	7	$6.30	7	7,396,835
Period 2 June 26-July 23, 2005	17	$7.83	17	7,396,818
Period 3 July 24-Aug 20, 2005	11	$11.12	11	7,396,807
Period 4 Aug 21-Sept 17, 2005	24	$10.64	24	7,396,783
Period 5 Sept 18-Oct 15, 2005	22	$9.72	22	7,396,761
Period 6 Oct 16-Nov 12, 2005	5	$9.00	5	7,396,756
Period 7 Nov 13-Dec 10, 2005	9	$8.15	9	7,396,747
Period 8 Dec 11, 2005-Jan 7, 2006	13	$7.44	13	7,396,734
Period 9 Jan 8-Feb 4, 2006	5	$7.00	5	7,396,729
Period 10 Feb 5-March 4, 2006	12	$7.12	12	7,396,717
Period 11 March 5-April 1, 2006	9	$7.70	9	7,396,708
Period 12 April 2-April 29, 2006	4	$8.15	4	7,396,704
Period 13 April 30-June 3, 2006	16	$8.72	16	7,396,688

Total	154	$8.72	154	7,396,688

A)	Repurchases resulted from the repurchase of fractional shares upon issuance of certificates representing stock held in the Employee Stock Purchase Plan. This plan was terminated in conjunction with the Bankruptcy filing in September 2004.

ITEM 6. SELECTED FINANCIAL DATA
INTERSTATE BAKERIES CORPORATION
FIVE-YEAR SUMMARY OF FINANCIAL DATA

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended
	June 3,	May 28,	May 29,	May 31,	June 1,
	2006	2005	2004	2003	2002
	(1)	(4) (5)	(6)	(7)	(8)
	(dollars and shares in thousands, except per share data)
Statements of Operations

Net sales	$3,060,473	$3,403,505	$3,467,562	$3,525,780	$3,531,623

Cost of products sold (exclusive of depreciation and amortization) (3)	1,552,731	1,724,054	1,733,303	1,739,746	1,676,963

Operating income (loss)	(56,368)	(335,536)	(18,326)	70,276	143,838
% of net sales	(1.8)%	(9.8)%	(0.5)%	2.0%	4.0%

Income (loss) before cumulative effect of accounting change	$(127,300)	$(379,280)	$(33,370)	$18,727	$67,100
Cumulative effect of accounting change (2)	(1,017)	—	—	—	—

Net income (loss)	$(128,317)	$(379,280)	$(33,370)	$18,727	$67,100
% of net sales	(4.2)%	(11.1)%	(1.0)%	0.5%	1.9%

Earnings (loss) per share before cumulative effect of accounting change:
Basic	$(2.82)	$(8.43)	$(0.74)	$0.42	$1.34
Diluted	(2.82)	(8.43)	(0.74)	0.41	1.31

Common stock dividends per share	—	—	0.21	0.28	0.28

Weighted average common shares outstanding:
Basic	45,124	45,010	44,868	44,599	50,091
Diluted	45,124	45,010	44,868	45,185	51,299

Balance Sheets

Total assets	$1,253,055	$1,398,650	$1,673,797	$1,697,349	$1,654,716
Long-term debt, excluding current maturities (9)	—	—	10,362	536,788	588,610
Stockholders’ equity (deficit)	(240,583)	(116,924)	261,708	290,430	274,343

(1)	Fiscal 2006 operating loss includes net restructuring credits of approximately $27.2 million, or $0.60 per diluted share, relating to gains realized on the sale of the restructuring related assets partially offset by costs related to certain closings and restructurings of bakeries, depots and bakery outlets; and a machinery and equipment impairment of approximately $4.8 million, or $0.11 per diluted share.

(2)	In Fiscal 2006, as a result of adopting FIN 47, we recorded a cumulative effect of an accounting change of approximately $1.0 million, $0.02 per share, and a liability of the same amount as the related asset values were fully depreciated as of June 3, 2006.

(3)	Depreciation and amortization excluded from cost of products sold amounted to approximately $59.7 million, $70.2 million, $71.6 million, $72.7 million, and $72.8 million in fiscal 2006, 2005, 2004, 2003, and 2002, respectively.

(4)	Fiscal 2005 operating loss includes goodwill and other intangible asset impairments of approximately $229.5 million, or $5.10 per diluted share; restructuring charges of approximately $54.3 million, or $1.21 per diluted share, relating to the closures of five bakeries, a general workforce reduction and other cost reductions; settlement of class action litigation of approximately $8.7 million, or $0.19 per diluted share; and a curtailment loss from the suspension of our Supplemental Employee Retirement Plan of $12.4 million or $0.28 per diluted share.

(5)	Fiscal 2005 net loss includes a tax valuation allowance adjustment of $5.6 million, or $0.13 per diluted share, related to deferred tax assets originating in prior years.

(6)	Fiscal 2004 operating loss includes restructuring charges of approximately $12.1 million, or $0.17 per diluted share, relating to the closures of three bakeries, severance costs in connection with the centralization of certain finance and data maintenance administrative functions and the relocation of certain key management employees in conjunction with our new more centralized organizational structure and settlement of class action litigation of approximately $3.0 million, or $0.04 per diluted share.

(7)	Fiscal 2003 operating income includes restructuring charges of approximately $9.9 million, or $0.14 per diluted share, relating to certain closings and restructurings of bakeries and bakery outlets and other charges of approximately $3.6 million, or $0.05 per diluted share, relating to the common stock award made on October 1, 2002 to IBC’s retiring Chief Executive Officer.

(8)	Fiscal 2002 operating income includes other charges of $25.7 million, amounting to $0.31 per diluted share, related to the closure of a bakery and the settlement of employment discrimination litigation.

(9)	In fiscal 2006, 2005, and 2004, we have reflected the total amount due under our senior secured credit facility agreement as amounts payable within one year due to our default under this facility. See Note 1. Voluntary Chapter 11 Filing to our consolidated financial statements regarding going concern considerations.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPANY OVERVIEW
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh baked bread and sweet goods in the United States, producing, marketing, distributing and selling a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products. Our various brands are positioned across a wide spectrum of consumer categories and price points. We operate 45 bakeries and approximately 830 bakery outlets located in strategic markets throughout the United States. Our sales force delivers baked goods from approximately 800 distribution centers on approximately 6,400 delivery routes.
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
As a result of the filing, our creditors were automatically stayed from taking certain enforcement actions under their respective agreements with us unless the stay is lifted by the Bankruptcy Court. In addition, we have entered into the DIP Facility, which is more fully described below. All of our pre-petition debt is now in default due to the filing. During the Chapter 11 process, we may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in our financial statements. As of December 6, 2006, we have rejected over 420 unexpired leases. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject as permitted by the Bankruptcy Code. We cannot presently estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The administrative and reorganization expenses resulting from the Chapter 11 process will and have unfavorably affected our results of operations. Future results of operations may also be affected by other factors related to the Chapter 11 process.
Profit Center Review
As part of our previously announced operational and financial restructuring, in fiscal 2006, we took the following actions:
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
See Note 15. Restructuring (Credits) Charges to our consolidated financial statements for actual fiscal year 2006 costs incurred, as well as expected remaining costs, related to the fiscal 2006 PC review.
Labor Union Negotiations
On October 18, 2005, we reached agreement with the International Brotherhood of Teamsters (IBT) local bargaining units within our Northeast PC to modify and extend through July 31, 2010, the existing collective bargaining agreements (CBAs) that govern the covered IBT members’ employment relationship with us. Since this initial agreement, we have commenced negotiations of long-term extensions with respect to most of our approximately 420 CBAs with our union-represented employees resulting in ratification by employees or agreements reached in principle, subject to ratification by employees, of approximately 315 CBAs. In total, these CBAs cover approximately 86% of our unionized workforce. We hope to negotiate similar agreements with our remaining collective bargaining units, although there are no assurances that the CBA negotiation process will proceed in the same time frame or fashion as it has to date. In addition, because the framework for the agreements was initially fashioned based upon operating assumptions made during the early stages of the PC restructuring process, it is possible that, if actual results do not meet expectations, these agreements (which remain subject to assumption or rejection in the Chapter 11 case) may need to be revisited and additional concessions may be necessary.
Stockholder Action
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
OVERVIEW OF CERTAIN TRENDS AND EVENTS AFFECTING OPERATIONS, FINANCIAL POSITION AND LIQUIDITY
We have experienced a significant decline in the demand for our products in recent years. Data from IRI indicates that the declining trend in bread and sweet goods was broadly evident in the industry in 2004, 2005 and 2006. During fiscal 2004, 2005 and 2006, our revenues, total unit volumes of branded bread and unit volumes of branded sweet goods all declined. We continue to experience reduced demand for our products in fiscal 2007 and expect that this trend will continue.
In light of our declining revenue and the significant upward cost pressure we are experiencing, discussed in more detail below, we have undertaken a detailed review of the competitive environment in all of our markets and for all of our product lines, including sweet goods, bread and buns and rolls, and implemented a significant price increase in many of our products and across virtually all markets in the fourth quarter of 2006 and second quarter of fiscal 2007. We cannot assure you that these steps will be effective in addressing declines in our revenues or maintaining our operating margins or will fully offset the cost pressure we are experiencing.
While consumer interest in low carbohydrate diets in 2004 and 2005 has historically contributed to the reduced demand for our products, IRI has reported declining sales of low carbohydrate bread products since February 2004 and we believe that the popularity of the low carbohydrate diet phenomenon is waning. However, we believe that the low carbohydrate trend, as well as the recent national awareness regarding obesity trends in children and adults and related issues, has had an impact on the eating habits of many consumers and, as a result, consumers have changed and will continue to change their consumption of bread products and sweet goods. While the long-term impact of consumers concerned about eating habits, including consumption of carbohydrates, calories, and fat is still unclear, changes in consumption habits could impact demand for our products going forward.
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
To address these and other market trends, increase sales and grow our earnings over time, we have introduced new products. In the third quarter of fiscal 2006, we introduced nationally three new white bread varieties, two of which incorporate a special 100% whole wheat flour milled from a white wheat. These varieties are targeted to people who prefer the taste and texture of white bread but who want to add more nutrition to their diets. In the first quarter of fiscal 2007, we introduced Wonder Wheat and Wonder Honey Wheat, both of which have whole grains. In the second quarter of fiscal 2007, we re-launched our line of super premium breads under the Baker’s Inn label. The re-launch included six full-sized loaves, in varieties including 100% Whole Wheat and Seven Grain; three short-sized loaves, in varieties including Cracked Wheat and Made with Whole Grain Rye, as well as new packaging. The short loaves are targeted to smaller households as well as families who prefer to have a variety of breads in the kitchen. Beginning in fiscal 2006, we also began to devote significant resources to strengthening the marketing of our products. We have hired new employees for our marketing department and updated the packaging of our snack cake and bread products. We plan to place a greater emphasis on regular sweet goods promotions and are considering ways to expand our existing product lines to appeal to changing consumer tastes.
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
Our largest cost is labor. As with many other highly unionized businesses, our labor costs have been rising. Since a very substantial portion of the workforce in our bakeries and distribution networks is unionized, our costs are generally higher and our ability to implement productivity improvements and effect savings with respect to health care, pension and other retirement costs is more restricted than in many nonunion operations as a result of various restrictions specified in our collective bargaining agreements. Where possible, we are taking steps to affect economies. For example, in connection with the PC review process, we have modified and extended approximately 275 IBT and BCT collective bargaining agreements, and approximately an additional 40 have been negotiated subject to documentation and ratification by the affected employees, together affecting approximately 86% of our unionized workers, to provide for increased savings with respect to wages and benefit obligations. While we are continuing to negotiate similar agreements with other IBT and BCT locals, there can be no assurance that the terms of any additional modified agreements will be on as favorable terms or that those agreements not yet ratified by the affected employees will be ratified. The collective bargaining agreements with our unions also stipulate the amount of contributions that we and other companies must make to union-sponsored, multi-employer pension plans in which our employees participate and, as a result, we may be obligated to make additional contributions or incur withdrawal liability with respect to such plans, as more fully discussed in “Item 1A. Risk Factors.”
As of November 18, 2006, we had approximately 84.0 million in available cash and 77.8 million available for borrowing under the DIP Facility. This compares to the $78.2 million in available cash and $90.1 million available for borrowing under the DIP Facility as of June 3, 2006. We cannot assure you that the amount of cash available from operations and from our DIP Facility will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors, equity holders and parties in interest and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Facility are not sufficient to meet our cash requirements, we may be required to seek additional financing. In addition, the maturity date of the DIP Facility has been extended from September 22, 2006 to June 2, 2007. We can provide no assurance that we will be able to negotiate a further extension of the maturity date with our lenders or that additional or replacement financing will be available prior to or following the DIP Facility maturity date or, if available, offered on acceptable terms. Failure to obtain such extension or additional or replacement financing will have a material adverse impact on our ability to operate as a going concern.
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
The reserves, including both the current and long-term portions, as well as the portion included in liabilities subject to compromise, recorded by us for these liabilities amounted to approximately $305.6 million and $313.2 million at June 3, 2006 and May 28, 2005, respectively.

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
Our pension liabilities for these plans, including both the current and long-term portions, amounted to approximately $62.2 million and $70.9 million at June 3, 2006 and May 28, 2005, respectively.
Long-lived assets. Property and equipment purchases are recorded at cost or fair market value when acquired as part of a business acquisition. These assets are depreciated based on useful lives, developed by historical experience and management’s judgment.
We periodically assess the net realizable value of our long-lived assets. The assessment of our intangible assets with indefinite lives is performed at least on an annual basis but more frequently whenever events occur which indicate that the carrying value of an asset may be impaired as these assets are not amortized. The assessment of all other long lived assets is performed only when an event occurs which indicates the carrying value of the asset may be impaired. This assessment involves comparing the asset’s estimated fair value to its carrying value, with the impairment loss measured as the amount by which the carrying value exceeds the fair value of the asset.
In fiscal 2006, we tested for impairment our intangible assets and our long-lived asset groups. Based upon the results of our testing, we determined that the carrying value of one asset group exceeded our estimate of the related fair value. Accordingly, we recorded an impairment loss of approximately $4.8 million related to the machinery and equipment in that asset group.
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
Long-lived assets recorded in our consolidated financial statements at June 3, 2006, include approximately $601.1 million of net property and equipment, $11.9 million of assets held for sale and $161.1 million of other intangible assets. At May 28, 2005, our consolidated financial statements include approximately $705.4 million of net property and equipment, $10.6 million of assets held for sale and $162.0 million of other intangible assets.
Restructuring (credits) charges. Costs associated with any plan to restructure our operational infrastructure are generally identified and reported as restructuring charges in our consolidated statements of operations. These restructuring efforts include the closure of a bakery; the partial shut down of a bakery’s production; the closing of distribution and bakery outlet operations; relocation of bakery equipment, production or distribution to another facility; centralization of work effort and other organizational changes.
Management judgments are made with regard to the incurrence of restructuring-related liabilities, as well as impairment of long-term assets as described above. Subsequent gains and losses on the sale of such assets are also included in restructuring (credits) charges. We incurred restructuring (credits) charges during fiscal 2006, 2005, and 2004 and anticipate additional (credits) charges in future years in connection with our restructuring efforts.

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
Liabilities subject to compromise. Under bankruptcy law, actions by creditors to collect amounts we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against us. All pre-petition obligations have been classified as liabilities subject to compromise in the fiscal 2006 and 2005 consolidated balance sheets except for secured debt and those other liabilities that we currently anticipate will not be impaired pursuant to a confirmed plan of reorganization.
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
NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for the first fiscal period beginning after June 15, 2005, and was effective for us in the second quarter of fiscal 2006. The implementation of SFAS 153 did not have a significant impact on our consolidated results of operations, cash flows, and financial position.
In October 2005, the FASB issued FASB Staff Position (FSP) No. 13-1, Accounting for Rental Costs Incurred during a Construction Period, (FSP 13-1), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, entities that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period commencing after December 15, 2005. FSP 13-1 was effective for us as of the fourth quarter of fiscal 2006. Our leases are structured such that we do not take possession and accordingly do not incur rental costs during the construction period and therefore, the implementation of FSP 13-1 did not have an impact on our consolidated results of operations, cash flows, and financial position.
In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). This interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 Accounting for Asset Retirement Obligations and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this interpretation include those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.
We adopted FIN 47 on June 3, 2006. Upon initial application, FIN 47 requires recognition of (1) a liability, adjusted for cumulative accretion from the date the obligation was incurred until the date of adoption of FIN 47 for existing asset retirement obligations; (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset; and (3) accumulated depreciation on the capitalized asset retirement cost with the net difference recorded as a cumulative effect of a change in accounting principle.
We have conditional asset retirement obligations for the removal of underground storage tanks (USTs) utilized for refined petroleum products. There is no obligation to remove USTs while they remain in service. However, environmental laws require that unused USTs be removed within certain periods of time after the USTs no longer remain in service, usually six months to three years depending on the jurisdiction in which the USTs are located. As a result of adopting FIN 47, we recorded a cumulative effect from retirement obligations for our 45 USTs of an accounting change of approximately $1.0 million, $0.02 per share, and a liability of the same amount as the related asset values were fully depreciated as of June 3, 2006. Had the adoption of FIN 47 occurred at the beginning of the earliest period presented, our results of operations and loss per share would not have been significantly different from the amounts reported. Accordingly, pro forma financial information has not been provided.
We also have known conditional asset retirement obligations for asbestos remediation in many of our bakery buildings, ovens, and depots. Environmental regulations require us to handle and dispose of asbestos in a specific manner if the building or oven undergoes major renovations or is demolished. Otherwise, we are not required to remove the asbestos. We have determined that our practice of maintenance and improvements to our buildings and ovens has created indeterminate lives for the purpose of estimating asset retirement obligations. We are presently operating four bakeries that are in excess of one hundred years old and sixty percent of all of our bakeries are fifty years old or older. We cannot estimate the fair value of our asset retirement obligations for the asbestos in the 36 bakeries, as well as certain of our distribution centers and outlets, we have determined contain asbestos due to the fact that information is not available for us to reasonably estimate a date or range of dates over which these settlements may occur. Notwithstanding the foregoing, we performed calculations assuming a demolition settlement, with settlement dates ranging from 50 to 100 years. We determined that the present value of the net liability and the annual accretion amounts, under these various scenarios, were not material to our June 3, 2006 consolidated financial statements. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. Although we have conducted a formal assessment in an effort to identify our asset retirement obligation, there may be conditional asset retirement obligations that we have not yet discovered (e.g. asbestos may exist in certain buildings or equipment), which has not been identified and therefore, these potential obligations also have not been included in the consolidated financial statements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the end of fiscal years ending after December 15, 2006, which will be effective for us in fiscal 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008 and will be effective for us in fiscal 2009. We are currently in the process of evaluating the effects of the adoption of SFAS 158 on our consolidated results of operations, cash flows, and financial position.
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
In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is effective for fiscal years beginning after December 15, 2006, and is effective for us in fiscal 2008. FIN 48 clarifies the way that companies account for uncertainty in income taxes by prescribing a consistent recognition threshold and measurement attribute, as well as establishing criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertain income tax positions. We are currently in the process of evaluating the effects of FIN 48 on our consolidated results of operations, cash flows, and financial position.
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
RESULTS OF OPERATIONS
The following table sets forth, for fiscal years 2006, 2005, and 2004, the relative percentages that certain income and expense items bear to net sales:

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended
	June 3,	May 28,	May 29,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	50.7	50.7	50.0
Selling, delivery and administrative expenses	49.1	47.9	47.4
Restructuring (credits) charges	(0.9)	1.6	0.3
Depreciation and amortization	2.5	2.6	2.6
Loss on sale or abandonment of assets	0.2	0.3	0.2
Property and equipment impairment	0.2	—	—
Goodwill impairment	––	6.3	—
Other intangible assets impairment	––	0.4	—

Operating loss	(1.8)	(9.8)	(0.5)
Interest expense	1.7	1.2	1.1
Reorganization charges	1.2	1.2	—
Other income	—	—	—

Loss before income taxes and cumulative effect of accounting change	(4.7)	(12.2)	(1.6)
Provision (benefit) for income taxes	(0.5)	(1.1)	(0.6)

Loss before cumulative effect of accounting change	(4.2)	(11.1)	(1.0)
Cumulative effect of accounting change	—	—	—

Net loss	(4.2)%	(11.1)%	(1.0)%

Fiscal 2006 Compared to Fiscal 2005
Net Sales

	(dollars in thousands)
	Fifty-Three Weeks Ended		Fifty-Two Weeks Ended
	June 3, 2006		May 28, 2005
					Increase/
	Amount	%	Amount	%	(Decrease)
Wholesale operations	$2,701,751	88.3%	$2,995,481	88.0%	(9.8)%
Retail operations	358,722	11.7	408,024	12.0	(12.1)

Total net sales	$3,060,473	100.0%	$3,403,505	100.0%	(10.1)

Consolidated net sales. Net sales for the 53 weeks ended June 3, 2006, were approximately $3,060.5 million, representing a decrease of $343.0 million, or 10.1%, from net sales of approximately $3,403.5 million for the 52 weeks ended May 28, 2005.

Wholesale operations net sales. Wholesale operations net sales for the 53 weeks ended June 3, 2006, were approximately $2,701.8 million, representing a decrease of approximately $293.7 million, or 9.8%. The decline reflected a total unit volume decline of approximately 16.9%, partially offset by a unit value increase of approximately 8.2% in fiscal 2006 as compared to the prior year. This unit value increase is related to selling price increases and product mix changes.
Retail operations net sales. Retail operations net sales for the 53 weeks ended June 3, 2006, were approximately $358.7 million, representing a decrease of approximately $49.3 million, or 12.1%. The decline in revenue is mainly attributable to the closing of retail outlets.
Gross profit (exclusive of depreciation and amortization). Gross profit was approximately $1,507.7 million, or 49.3% of net sales, for fiscal 2006, in comparison with approximately $1,679.5 million, or 49.3% of net sales in fiscal 2005. Total cost of products sold decreased by approximately $171.3 million when compared to fiscal 2005. A substantial amount of this cost decrease relates to reduced costs resulting from the effects of our restructuring activities. On a cost per pound basis, direct component costs per pound decreased approximately 2.6% when compared to fiscal 2005. These direct component costs when compared on a cost per pound of production with fiscal 2005 decreased 1.9% for ingredients and 1.5% for labor while packaging increased .8%. Overhead and administrative costs as a percent of sales increased approximately 1.1% when compared to fiscal 2005 due principally to the fixed nature of these costs relative to a declining net sales base. Additionally, we also have experienced an increase in route returns as a percent of route sales of approximately 1.1% when compared to fiscal 2005. The net effect of these increases offset by the favorable decline in direct per pound costs when compared to our sales declines resulted in our gross profit margin percentage remaining constant between fiscal 2006 and 2005.
Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were approximately $1,504.0 million, or 49.1% of net sales, for fiscal 2006, representing a decrease of approximately $127.0 million from fiscal 2005’s selling, delivery and administrative expenses of approximately $1,630.9 million, or 47.9% of net sales. This dollar decrease results from the impact of our restructuring efforts to consolidate routes, depots, and outlets in fiscal 2006 and 2005. The 1.2% increase in selling, delivery, and administrative expenses as a percent of net sales is attributable to: (1) a 1.1% increase in distribution costs as a percent of net sales, due principally to higher energy costs; (2) a 0.5% increase in payroll and payroll-related costs as a percent of net sales; (3) a 0.3% decrease as a percent of net sales related to fiscal 2005 legal settlements; and (4) a 0.1% decrease in all other selling, delivery, and administrative expenses as a percent of net sales.
Restructuring charges. During fiscal 2006, we realized a net gain of approximately $27.2 million which included net gains on the sale of assets of $58.0 million and benefit plan gains of $0.7 million, partially offset by asset impairment charges of $19.4 million, severance costs of $6.1 million and other exit costs of $6.0 million. The other exit costs include facility closure costs such as clean up, security, relocation, utilities, and taxes. See Note 15. Restructuring (Credits) Charges to our consolidated financial statements for further information.
Property and equipment impairment. In fiscal 2006 we tested our long-lived assets for recoverability and determined that the carrying value of one of our asset groups exceeded our estimate of the related fair value. Accordingly we recorded an impairment loss of approximately $4.8 million.
Goodwill and other intangible assets impairment. In fiscal 2006 we had no goodwill and other intangible impairment write-offs. The decrease from 2005 is attributable to the goodwill impairment charge of $215.3 million and impairment charges for other intangible assets in the amount of $14.2 million recognized in fiscal 2005. See Note 6. Goodwill and Other Intangible Assets to our consolidated financial statements for further information.

Operating Loss

	(dollars in thousands)
	Fifty-Three Weeks Ended		Fifty-Two Weeks Ended
	June 3, 2006		May 28, 2005
					Increase/
	Amount	%	Amount	%	(Decrease)
Wholesale operations	$(7,353)	13.0%	$43,874	(13.1)%	(116.8)%
Retail operations	10,682	(18.9)	7,264	(2.1)	47.1

	3,329	(5.9)	51,138	(15.2)	(93.5)
Corporate	(59,697)	105.9	(386,674)	115.2	84.6

Total operating loss	$(56,368)	100.0%	$(335,536)	100.0%	83.2

Consolidated operating loss. The operating loss for fiscal 2006 was approximately $56.4 million, representing a reduction of approximately $(279.1) million from the prior year’s operating loss of approximately $335.5 million. Included in the operating loss for fiscal 2006 is restructuring income of approximately $27.2 million and property and equipment impairment charges of approximately $4.8 million. The fiscal 2005 operating loss included restructuring charges of approximately $54.3 million and goodwill and other intangibles impairment of approximately $229.5 million.
Wholesale operating loss. Wholesale operating income declined by approximately $51.2 million from approximately $43.9 million in the prior year resulting in an operating loss of approximately $7.3 million. The loss was attributable to a $293.7 million, or 9.8% decrease in wholesale net sales partially offset by a $(242.5) million, or 8.2%, reduction in wholesale operating costs.
Retail operating income. Retail operating income for fiscal 2006 was approximately $10.7 million representing an improvement of approximately $3.4 million over the prior year. This gain was attributable to a $49.3 million, or 12.1%, decline in revenue which was offset by a $(52.7) million, or (13.2)% reduction of costs. This improvement is attributable to the closing of less profitable outlet locations in conjunction with our restructuring efforts.
Reorganization charges. In fiscal 2006, we incurred a net reorganization charge of $37.0 million. This charge relates to expense or income items that we incurred or realized related to our bankruptcy proceedings. The cost of these activities includes such items as (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of $35.1 million; (2) payroll related expenses to retain key employees during our reorganization of $6.0 million; (3) losses realized as we rejected certain of our lease agreements covering equipment and real estate of $0.9 million; (4) interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities of $(4.5) million; and (5) gains realized on the sale of our excess properties of $(0.6) million.
Interest expense. Interest expense for fiscal 2006 was $52.5 million, representing an increase of $11.1 million from fiscal 2005’s expense of $41.4 million. The increase in interest expense is attributable in approximate amounts to: (1) a $10.7 million increase relating to an increased average interest rate and amount of debt; (2) a $1.7 million increase in DIP fees; (3) decreased financing fees of $(1.1) million; and (4) all other interest categories netting to a $(0.2) million decrease.
Provision (benefit) for income taxes. The effective income tax benefit rate for fiscal 2006 was 10.9% compared to an effective income tax benefit rate of 8.8% for fiscal 2005. The higher effective income tax benefit rate relates principally to a valuation allowance recorded against prior year and current year deferred tax assets in 2005. In 2006, we recorded a valuation allowance only against deferred tax assets arising in 2006. See Note 17. Income Taxes to our consolidated financial statements for further information.

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
Gross profit (exclusive of depreciation and amortization). Gross profit was approximately $1,679.5 million, or 49.3% of net sales, for fiscal 2005, representing a decrease from approximately $1,734.3 million, or 50.0% of net sales in fiscal 2004. Overall direct production costs per pound increased approximately 2.0% over the prior year due to cost increases per pound of 0.5% on ingredients, 1.9% on packaging, 2.3% on labor and labor-related costs and 6.1% on overhead costs.
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
Operating loss. The operating loss for fiscal 2005 was approximately $335.5 million, representing a decrease in income of approximately $317.2 million from the prior year’s operating loss of approximately $18.3 million.

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
CASH RESOURCES AND LIQUIDITY
CASH FLOWS
During the fiscal year ended June 3, 2006 the Company used $73.4 million of cash, which was the net impact of $57.7 million of cash used in operating activities, $27.4 million of cash used in investing activities, and $11.7 million of cash generated from financing activities.
Cash from (used in) operating activities. Cash used in operating activities for the fifty-three weeks ended June 3, 2006 was $57.7 million, which represents a decrease of $174.0 million from cash generated in fiscal 2005 of $116.3 million. While the company posted a net loss of $128.3 million in fiscal 2006, a number of items that contributed to the loss were non-cash items, including $77.8 million and $6.7 million for depreciation and amortization and non-cash interest expense, respectively. The positive cash effect of these non-cash items was offset by $30.5 million related to gains on asset sales included in investing activities. In addition, net changes in working capital components generated $15.4 million in cash in fiscal 2006 primarily due to (1) a reduction in accounts receivable of $26.3 million; (2) an increase in our long-term self insurance reserves of $15.6 million; (3) a decrease in inventory of $4.0 million; offset by (4) a reduction in accounts payable and accrued expenses of $22.3 million; and (5) other items totaling $8.2 million. Changes in working capital components generated cash equal to $85.4 million in fiscal 2005.
Cash used in investing activities. Cash used in investing activities for the fifty-three weeks ended June 3, 2006 was $27.4 million, $3.3 million, less than fiscal 2005 of $30.7 million. The net decrease is primarily attributable to higher sales of assets of $90.4 million compared to fiscal 2005 of $4.1 million offset by restricted cash deposits of $85.5 (excluding interest earned) million compared to $0 in fiscal 2005, and a decline in spending of $3.1 million in fiscal 2006 on purchases of property, equipment and software assets from that spent in fiscal 2005.
Cash from (used in) financing activities. Cash generated from financing activities for the fifty-three weeks ended June 3, 2006 was $11.7 million, $14.5 million, or 55.3%, less than fiscal 2005 of $26.2 million. During fiscal 2006 we increased our borrowings under the senior secured revolving credit facility by $13.4 million and reduced our long-term debt by $1.1 million. During 2005 we issued $100 million aggregate principal amount of our 6% senior subordinated convertible notes due August 15, 2014. During 2005 we reduced net long-term debt by $63.7 million in part due to the issuance of our 6% senior subordinated convertible notes and used $9.5 million to pay debt issuance costs. We did not pay dividends in fiscal 2006 or 2005.

SOURCES OF LIQUIDITY AND CAPITAL
We have historically maintained two primary sources for debt capital: (1) bank lines of credit; and (2) capital and operating lease financing to support the acquisition and lease of our thrift stores, depots, route trucks, tractors, trailers and computer equipment. In addition, on August 12, 2004 we issued $100.0 million aggregate principal amount of 6% senior subordinated convertible notes due in August 2014. Failure to maintain adequate sources of debt capital would have material adverse impact on our operations.
At June 3, 2006 we owed $404.5 million under our pre-petition secured term loans and $85.3 million under our pre-petition secured revolving loan credit facility. In addition, at June 3, 2006 we had used our senior secured revolving credit facility to issue $122.3 million in letters of credit.
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
The foregoing commitments regarding our senior secured term and revolving credit facilities and our 6% senior subordinated convertible notes due August 15, 2014 include significant obligations that occurred prior to our bankruptcy filing (see Voluntary Chapter 11 Bankruptcy Filing below). Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, the commitments shown above may not reflect actual cash outlays in future periods.
Voluntary Chapter 11 Bankruptcy Filing. On September 22, 2004 (the “Petition Date”), due to significantly limited liquidity, we and each of our wholly-owned subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. On January 14, 2006, a subsidiary of which we are an eighty percent owner, Mrs. Cubbison’s Foods, Inc., also filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code. These filings were made in order to facilitate the restructuring of our business operations, trade liabilities, debt, and other obligations. We are currently operating our business as a debtor-in-possession under the supervision of the Court.
Subsequent to the Petition Date, the Company and a syndicate of lenders, including JPMorgan Chase Bank, entered into the DIP Facility, which was subsequently revised and approved by the Court, to provide up to $200.0 million in post-petition financing. The DIP Facility expires on the occurrence of an event that constitutes a termination date as defined in the DIP Facility agreement or, if no such event has occurred, pursuant to an extension, on June 2, 2007. All outstanding borrowings under the DIP Facility are due and payable on the termination date. The obligations under the DIP Facility are secured by a super priority lien against our assets in favor of the DIP lenders. The DIP Facility may be utilized for the issuance of letters of credit up to an aggregate amount equal to $150.0 million, which amount was increased from the original limitation of $75.0 million as a result of prior amendments. In connection with entering into the DIP Facility we also make periodic adequate protection payments to our pre-petition secured lenders in the form of interest, fees and expenses based on amounts owed under the pre-petition senior secured credit facility.
The DIP Facility subjects us to certain obligations, including the delivery of financial statements and certifications, cash flow forecasts, operating budgets at specified intervals and cumulative minimum EBITDA requirements. Currently, we expect that we will not be able to remain in compliance with the minimum EBITDA covenant as early as prior to the end of our 2007 third fiscal quarter. We intend to negotiate with the lenders under our DIP Facility to obtain the necessary relief from this covenant. However, we can give no assurance that any relief will be obtained. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. Failure to comply with these obligations could lead to an event of default under the DIP Facility and acceleration of payments thereunder.
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
At June 3, 2006 we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
As of June 3, 2006 we had not borrowed under the DIP Facility. However, the DIP Facility was utilized to support the issuance of letters of credit in the amount of $91.3 million primarily to support our workers’ compensation and auto liability insurance programs. These letters of credit were partially collateralized by $86.4 million of restricted cash as required by the DIP Facility. As calculated at June 3, 2006, additional borrowing availability under the DIP Facility was approximately $90.1 million.
As of June 3, 2006, $404.5 million in pre-petition secured term loans remained outstanding. In addition we owed $85.3 million under the pre-petition secured revolving loan credit facility. As of June 3, 2006, the pre-petition secured revolving loan facility was also utilized to support the issuance of $122.3 million letters of credit primarily to support our workers’ compensation, auto and general liability insurance programs. All principal payments required to be made after the Petition Date under the terms of the pre-petition term loans and revolving loans are stayed due to the bankruptcy filing.
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
As a result of the Chapter 11 filing, our principal sources of liquidity used in funding short-term operating expenses, supplies and employee obligations include cash balances, operating cash flows and the $200.0 million DIP Facility. These sources will be used to fund the Company’s operations in fiscal 2007.
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
Our financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, no assurance can be given that we will be able to continue to operate on a going concern basis. Because of the Chapter 11 filing process and the circumstances leading to the bankruptcy there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to evaluate various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. Further, the value of debt and equity interests may be significantly or completely impaired in the event of a liquidation or conversion to a Chapter 7 proceeding.
Contractual Obligations. The following is a summary of certain of our contractual obligations as of June 3, 2006:

Payments Due By Fiscal Year Under Certain Contractual Obligations (a) (g)
(dollars in thousands)
			Senior Secured				Unconditional
Fiscal Years		DIP	Credit Facility	Subordinated	Capital	Operating	Purchase
Ending	Total	Facility (b)	(c)	Notes (d)	Leases	Leases (e)	Obligations (f)

2007	$744,499	$—	$489,817	$100,000	$5,065	$28,914	$120,703
2008	33,139	—	—	—	—	15,122	18,017
2009	21,808	—	—	—	—	7,918	13,890
2010	8,845	—	—	—	—	3,820	5,025
2011	6,442	—	—	—	—	2,569	3,873
Thereafter	5,183	—	—	—	—	5,176	7

Total	$819,916	$—	$489,817	$100,000	$5,065	$63,519	$161,515

(a)	The commitments listed herein include significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, the commitments shown above may not reflect actual cash outlays in future periods. In addition, under the Bankruptcy Code, we may reject certain executory contracts and leases, thus eliminating all or part of those future obligations.

(b)	On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (the “DIP Facility”) which provides for a $200.0 million commitment (the “Commitment”) of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility, as amended from time to time, provides for a secured revolving line of credit through June 2, 2007. The Commitment also may be used, with certain restrictions, for the issuance of letters of credit in the aggregate amount of $125.0 million, increased to $150.0 million by amendment in August 2006, of which $91.3 million was utilized at June 3, 2006. As of June 3, 2006, there were no borrowings outstanding under the revolving credit facility and we had $90.1 million available under the DIP Facility (of which up to $33.7 million could be used for additional letters of credit).

(c)	Borrowings under our variable rate senior secured credit facility are secured by all of our accounts receivable and a majority of our owned real property, intellectual property and equipment. The revolving credit line had a total capacity of $207.7 million of which $122.3 million was utilized to support the issuance of letters of credit and $85.3 million was borrowed. At June 3, 2006, there was no availability under the revolving credit line for additional borrowings or letters of credit. At June 3, 2006, we also had an aggregate $404.5 million borrowed under the Tranche A, B, and C term loans provided under the variable rate senior secured credit facility. We have presented this facility in our June 3, 2006 financial statements as amounts payable within one year due to our default under this facility.

(d)	On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% Senior Subordinated Convertible Notes due August 15, 2014 in a private placement. The notes are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion rate of 98.9854 shares per $1,000 principal amount of notes (an initial conversion price of $10.1025 per share), subject to adjustment. As these notes are unsecured, they are included in liabilities subject to compromise and the accrual of interest has been suspended. See Note 7. Debt and Note 10. Liabilities Subject to Compromise to the accompanying consolidated financial statements.

(e)	At June 3, 2006, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, on its effective date required us to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. The effective date of this pronouncement was for all leases entered into or modified after December 31, 2002. At June 3, 2006, the maximum potential liability for all lease residual values guaranteed prior and subsequent to the effective date was $3.8 million and $3.6 million, respectively. At June 3, 2006, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of $0.2 million.

(f)	The unconditional purchase obligations represent obligations as of June 3, 2006. This includes items such as ingredients, packaging, third party agreements to perform certain functions and other obligations.

(g)	We have not included estimated interest payments as a component of this contractual obligations table since interest on the senior secured credit facility is dependent upon the timing of emergence from bankruptcy, as well as the ultimate treatment of this type of obligation under any reorganization plan. See Note (d) above for a discussion of interest obligations related to the 6.0% senior subordinated convertible notes.
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
Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand, and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sweeteners, soybean oil, and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivatives positions as of June 3, 2006, an assumed 10% adverse change in commodity prices could potentially have a $1.4 million effect on our fair values, future earnings or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Interstate Bakeries Corporation
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Interstate Bakeries Corporation (Debtor-in-Possession) and subsidiaries, (the “Company”) as of June 3, 2006 and May 28, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 3, 2006. Our audits also included the schedule of valuation and qualifying accounts listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 3, 2006 and May 28, 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 3, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative working capital, downward sales trends, the expected violation of DIP facility covenants during 2007, and the potential lack of liquidity should the Company be unable to successfully reorganize under its Chapter 11 bankruptcy filing, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for conditional asset retirement obligations with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, effective June 3, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 3, 2006, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 20, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.
DELOITTE & TOUCHE LLP
Kansas City, Missouri
December 20, 2006

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 3,	May 28,
	2006	2005
ASSETS

Current assets
Cash	$78,178	$151,558
Restricted cash	86,353	—
Accounts receivable, less allowance for doubtful accounts of $3,400 and $3,492, respectively	150,507	176,781
Inventories	65,431	69,431
Assets held for sale	11,931	10,582
Other current assets	67,637	83,850

Total current assets	460,037	492,202

Property and equipment, net	601,101	705,373
Other intangible assets	161,128	162,043
Other assets	30,789	39,032

Total assets	$1,253,055	$1,398,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise
Current liabilities
Long-term debt	$494,882	$482,199
Accounts payable	117,044	101,141
Accrued expenses	244,166	260,442

Total current liabilities	856,092	843,782

Other liabilities	272,647	299,391
Deferred income taxes	77,819	90,172

Total liabilities not subject to compromise	1,206,558	1,233,345

Liabilities subject to compromise	287,080	282,229

Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,295,000 and 45,337,000 shares outstanding, respectively	816	816
Additional paid-in capital	585,631	586,089
Accumulated deficit	(142,711)	(14,394)
Treasury stock, 36,284,000 and 36,242,000 shares at cost, respectively	(678,572)	(678,379)
Unearned restricted stock compensation	(1,869)	(3,521)
Accumulated other comprehensive loss	(3,878)	(7,535)

Total stockholders’ deficit	(240,583)	(116,924)

Total liabilities and stockholders’ deficit	$1,253,055	$1,398,650

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended

	June 3,	May 28,	May 29,
	2006	2005	2004

Net sales	$3,060,473	$3,403,505	$3,467,562

Cost of products sold (exclusive of items shown below)	1,552,731	1,724,054	1,733,303
Selling, delivery and administrative expenses	1,504,038	1,630,921	1,643,757
Restructuring (credits) charges	(27,187)	54,293	12,066
Depreciation and amortization	77,795	89,486	91,024
Loss on sale or abandonment of assets	4,671	10,744	5,738
Property and equipment impairment	4,793	—	—
Goodwill impairment	—	215,346	—
Other intangible assets impairment	—	14,197	—

	3,116,841	3,739,041	3,485,888

Operating loss	(56,368)	(335,536)	(18,326)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $6,033, $4,150, and $0, respectively)	52,504	41,430	37,543
Reorganization charges, net	37,015	39,206	—
Other income	(2,994)	(353)	(331)

	86,525	80,283	37,212

Loss before income taxes and cumulative effect of accounting change	(142,893)	(415,819)	(55,538)
Provision (benefit) for income taxes	(15,593)	(36,539)	(22,168)

Loss before cumulative effect of accounting change (See Note 2)	(127,300)	(379,280)	(33,370)
Cumulative effect of accounting change, net of income taxes of $0	(1,017)	—	—

Net loss	$(128,317)	$(379,280)	$(33,370)

Basic and diluted loss per share
Loss before cumulative effect of accounting change	$(2.82)	$(8.43)	$(0.74)
Cumulative effect of accounting change	(0.02)	—	—

Total	$(2.84)	$(8.43)	$(0.74)

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended

	June 3,	May 28,	May 29,
	2006	2005	2004
Operating activities
Net loss	$(128,317)	$(379,280)	$(33,370)
Depreciation and amortization	77,795	89,486	91,024
Provision (benefit) for deferred income taxes	(1,681)	7,750	(5,336)
Reorganization charges, net	37,015	39,206	—
Cash reorganization items	(35,384)	(26,473)	—
Non-cash bankruptcy-related credits	(713)	—	—
Non-cash interest expense — deferred debt fees	6,724	5,616	2,461
Non-cash interest on swap agreements	—	(655)	(3,217)
Non-cash restricted stock and deferred share compensation expense	944	1,762	2,146
Non-cash cumulative effect of accounting change	1,017	—	—
(Gain) loss on sale, write-down or abandonment of assets	(30,473)	34,302	7,146
Write-off of goodwill and other intangibles	—	242,410	—
Write-down of software assets	—	4,424	—
Write-off prior service cost asset	—	12,384	—
Income tax benefit on employee stock transactions	—	—	4
Change in operating assets and liabilities
Accounts receivable	26,274	5,279	678
Inventories	4,000	2,470	2,780
Other current assets	5,541	(6,586)	(15,354)
Accounts payable and accrued expenses	(22,313)	51,490	25,817
Long-term portion of self insurance reserves	15,591	19,439	33,870
Other	(13,743)	13,332	3,650

Net cash from (used in) operating activities	(57,723)	116,356	112,299

Investing activities
Purchases of property and equipment	(32,328)	(29,175)	(55,266)
Proceeds from sale of assets	90,367	4,156	4,701
Restricted cash deposit	(85,458)	—	—
Acquisition of other intangible assets	—	—	(198)
Acquisition and development of software assets	—	(6,206)	(14,758)
Other	56	513	(245)

Net cash used in investing activities	(27,363)	(30,712)	(65,766)

Financing activities
Reduction of long-term debt	(1,067)	(75,647)	(41,145)
Increase in revolving credit facility	13,415	11,902	—
Issuance of convertible bonds	—	100,000	—
Common stock dividends paid	—	—	(9,479)
Stock option exercise proceeds	101	—	776
Acquisition of treasury stock	(1)	(192)	(53)
Cash reorganization items	—	(398)	—
Debt fees	(742)	(9,479)	(1,865)

Net cash from (used in) financing activities	11,706	26,186	(51,766)

Net increase (decrease) in cash	(73,380)	111,830	(5,233)

Cash at the beginning of period	151,558	39,728	44,961

Cash at the end of period	$78,178	$151,558	$39,728

Cash payments (received)
Interest	$47,260	$41,587	$39,453
Income taxes	(15,705)	(41,506)	(2,339)

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended

	June 3,	May 28,	May 29,
	2006	2005	2004
Non-cash investing and financing activities
Issuance of restricted stock	$—	$221	$7,840
Accrued deferred share award liability settled through equity issuance	—	1,371	—
Equipment purchases financed with capital lease obligations	—	409	—
Long-term debt reduction from lease rejections	890	1,560	—
Asset disposals from lease rejections	705	1,189	—
Interest income earned on restricted cash deposit	895	—	—
See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars and shares in thousands, except per share data)

							Treasury Stock
	Common						Held in Rabbi
	Stock Issued			Retained	Treasury Stock		Trust		Unearned	Accumulated	Total
			Additional	Earnings					Restricted	Other	Stockholders’
	Number	Par	Paid-in	(Accumulated	Number of		Number of		Stock	Comprehensive	Equity
	of Shares	Value	Capital	Deficit)	Shares	Cost	Shares	Cost	Compensation	Loss	(Deficit)
Balance May 31, 2003	81,579	$816	$588,950	$407,735	(36,298)	$(680,913)	(477)	$(8,946)	$—	$(17,212)	$290,430
Comprehensive loss (a)	—	—	—	(33,370)	—	—	—	—	—	12,600	(20,770)
Restricted share award	—	—	(2,098)	—	530	9,938	—	—	(7,840)	—	—
Restricted share compensation expense	—	—	—	—	—	—	—	—	800	—	800
Restricted share forfeitures and other	—	—	2	—	(4)	(74)	—	—	58	—	(14)
Stock options exercised and related income tax benefit	—	—	(238)	—	55	1,032	—	—	—	—	794
Dividends paid — $0.21 per share	—	—	—	(9,479)	—	—	—	—	—	—	(9,479)
Treasury stock acquired	—	—	—	—	(4)	(53)	—	—	—	—	(53)
Transfer of treasury stock from rabbi trust	—	—	—	—	(477)	(8,946)	477	8,946	—	—	—

Balance May 29, 2004	81,579	816	586,616	364,886	(36,198)	(679,016)	—	—	(6,982)	(4,612)	261,708
Comprehensive loss (a)	—	—	—	(379,280)	—	—	—	—	—	(2,923)	(382,203)
Restricted share award	—	—	(155)	—	20	375	—	—	(221)	—	(1)
Deferred share award	—	—	407	—	51	965	—	—	—	—	1,372
Restricted share compensation expense	—	—	—	—	—	—	—	—	2,978	—	2,978
Restricted share forfeitures and other	—	—	(779)	—	(87)	(511)	—	—	704	—	(586)
Treasury stock acquired	—	—	—	—	(28)	(192)	—	—	—	—	(192)

Balance May 28, 2005	81,579	816	586,089	(14,394)	(36,242)	(678,379)	—	—	(3,521)	(7,535)	(116,924)
Comprehensive loss (a)	—	—	—	(128,317)	—	—	—	—	—	3,657	(124,660)
Stock options exercised	—	—	(86)	—	10	187	—	—	—	—	101
Restricted share compensation expense	—	—	—	—	—	—	—	—	1,486	—	1,486
Restricted share forfeitures	—	—	(372)	—	(52)	(379)	—	—	166	—	(585)
Treasury stock acquired	—	—	—	—	—	(1)	—	—	—	—	(1)

Balance June 3, 2006	81,579	$816	$585,631	$(142,711)	(36,284)	$(678,572)	—	$—	$(1,869)	$(3,878)	$(240,583)

(a)	See Note 22. Comprehensive Loss to these consolidated financial statements for the reconciliations of net loss to comprehensive loss.
See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Voluntary Chapter 11 Filing
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819, 04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. Subsequently, on November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. Mrs. Cubbison’s Foods, Inc., or Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, was not originally included in the Chapter 11 filing. However, on January 14, 2006, Mrs. Cubbison’s filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). The respective $2.4 million and $2.2 million minority interest in Mrs. Cubbison’s is reflected in other liabilities at June 3, 2006 and May 28, 2005, respectively, and the minority interest impact on the statement of operations is insignificant for all periods presented. We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
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
See Note 15. Restructuring (Credits) Charges to these consolidated financial statements for related disclosures.
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
Fiscal year end — Our fiscal year is a 52 or 53-week period ending on the Saturday closest to the last day of May. Fiscal year 2006 is a 53-week period and fiscal years 2005 and 2004 are 52-week periods.
Principles of consolidation — The consolidated financial statements include the accounts of IBC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents — We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of bank balances totaling approximately $26.7 million and $17.5 million at June 3, 2006 and May 28, 2005, respectively. Restricted cash represents cash held as collateral pursuant to our debtor-in-possession financing agreement and is not considered a cash equivalent in the consolidated statement of cash flows. See Note 7. Debt to these consolidated financial statements for related disclosures.
Inventories — Inventories are stated at the lower of cost or market. Specific first-in first-out invoiced costs are used with respect to ingredients and packaging and average costs are used for other inventory items.
The components of inventories are as follows:

	June 3,	May 28,
	2006	2005

	(dollars in thousands)
Ingredients and packaging	$44,540	$47,617
Finished goods	20,891	21,814

	$65,431	$69,431

Property and equipment — Property and equipment are recorded at cost and depreciated over estimated useful lives of 4 to 35 years, using the straight-line method for financial reporting purposes. In order to maximize the efficiency of our operations, we remove and relocate equipment between bakeries. Such removal and relocation costs are expensed as incurred. Reinstallation costs are capitalized if the useful life is extended or the equipment is significantly improved. Otherwise, reinstallation costs are expensed as incurred.
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

Software costs — Costs associated with computer software projects during the preliminary project stage are expensed as incurred. Once management authorizes and commits to funding a project, appropriate application development stage costs are capitalized. Capitalization ceases when the project is substantially complete and the software is ready for its intended use. Training and maintenance costs associated with software applications are expensed as incurred. As of June 3, 2006 and May 28, 2005, approximately $20.0 million and $22.0 million, respectively, of capitalized software costs were included in other assets in the consolidated balance sheets. Interest cost capitalized as part of the development stage was approximately zero, $0.3 million, and $ 0.8 million in fiscal 2006, 2005, and 2004, respectively. Software costs are amortized over an estimated useful life of seven years commencing when such assets are ready for their intended use, resulting in approximately $2.0 million and $2.2 million of amortization expense in fiscal 2006 and 2005, respectively. At June 3, 2006 and May 28, 2005, capitalized software cost included projects totaling approximately $10.1 million that were not yet ready for their intended use. The current expectation is that these assets will be ready for their intended use in late fiscal 2007.
Additionally, in fiscal 2005, a decision was made by management to cease all funding, work, and roll out of the final phase of a large software project. This event resulted in the abandonment of a software asset and consequently, it was determined that a portion of the asset was impaired and approximately $4.5 million of capitalized software costs were written-off in 2005.
Other intangible assets — Other intangible assets, such as trademarks and trade names, are defined as purchased assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.
Other intangible assets with indefinite useful lives are not amortized, and are required to be tested for impairment at least annually and more frequently if an event occurs which indicates the intangible asset may be impaired. Intangible assets which have finite lives are amortized over their estimated useful lives and are subject to impairment testing. We perform our annual impairment tests of other intangible assets with indefinite useful lives at the end of our fiscal third quarter. The performance of our impairment testing requires us to determine the fair value of our other intangible assets, principally trademarks and trade names, for which we utilized a relief from royalty approach.
See Note 6. Goodwill and Other Intangible Assets to these consolidated financial statements regarding the fiscal 2005 impairment of goodwill and other intangible assets.
Impairment of long-lived assets — Our long-lived assets are aggregated in ten profit centers (asset groups) that permit us to identify cash flows from such asset groups that are largely independent from other asset groups. We review and evaluate our asset groups for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the related asset group.
Environmental liabilities — Our environmental liabilities typically result from the remediation of soil contamination caused by hydraulic lift and underground storage tank leakage and fuel spills at and around depot refueling stations. To manage our environmental related liabilities, we utilize our own employees and outside environmental engineering experts. We estimate future costs for known environmental remediation requirements and accrue for environmental related liabilities on an undiscounted basis when it is probable that we have incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of contaminated sites. Adjustments to the liabilities are made when additional information becomes available that affects the estimated remediation costs. In fiscal 2006, 2005, and 2004, charges to income were approximately $2.0 million, $2.2 million and $5.1 million, respectively, for the cost of future remediation of contaminated sites. Accruals totaling approximately $6.6 million and $8.5 million were recorded at June 3, 2006 and May 28, 2005, respectively, for environmental related liabilities.
Liabilities subject to compromise — Under bankruptcy law, actions by creditors to collect amounts we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against us. All pre-petition obligations, except for secured debt and those other liabilities that we currently anticipate will not be impaired pursuant to a confirmed plan of reorganization, have been classified as liabilities subject to compromise in the fiscal 2006 and 2005 consolidated balance sheets.

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
Other comprehensive income (loss) — OCI relates to revenue, expenses, gains and losses which we reflect in stockholders’ equity but exclude from net income. We reflect the effect of accounting for derivative instruments which qualify for cash flow hedge accounting and the effect of the recognition of the minimum pension liability in OCI. See Note 22. Comprehensive Income to these consolidated financial statements for related disclosures.
Revenue recognition — We recognize sales upon delivery of our products to the customer, net of estimated credits for dated and damaged products. These estimated credits are based upon historical experience.
Cost of products sold — Our cost of products sold consists of labor costs, ingredients, packaging, energy and other production costs. The primary ingredients used in producing our products are flour, sweeteners, edible oils, yeast, cocoa and the other ingredients used to produce our extended shelf life products.
Advertising and promotion costs — We record advertising and promotion costs in selling and delivery expenses. Advertising and promotion costs, through both national and regional media, are expensed in the period in which the costs are incurred. Such costs amounted to approximately $35.8 million, $35.1 million, and $47.5 million for fiscal 2006, 2005, and 2004, respectively.
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
Shipping and handling costs — We record shipping and handling costs in selling, delivery and administrative expenses. Such costs amounted to approximately $695.6 million, $736.8 million, and $778.2 million for fiscal 2006, 2005, and 2004, respectively.
Restructuring (credits) charges — Costs associated with any plan to restructure our operational infrastructure are reported as restructuring charges in our consolidated statements of operations. These restructuring efforts include the closure of a bakery; the partial shut down of a bakery’s production; the closing of distribution and bakery outlet operations; relocation of bakery equipment, production or distribution to another facility; centralization of work effort and other organizational changes. See Note 15. Restructuring (Credits) Charges to these consolidated financial statements for related disclosures.
Long-term asset impairments related to restructurings are determined and recorded as described in the section above entitled, “Impairment of long-lived assets.” Subsequent gains and losses on the sale of such assets are also included in restructuring (credits) charges.
Reorganization charges — Reorganization items are expense or income items that we incurred or realized because we are in bankruptcy. These items include professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings, loss accruals or gains or losses resulting from activities of the reorganization process, payroll related expenses to retain key employees during our reorganization, costs and claims, which stem from the rejection of leases, and interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities. See Note 16. Reorganization Charges to these consolidated financial statements for related disclosures.
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
No stock options were granted during fiscal 2006 and 2005. The weighted average fair value at date of grant for options granted during fiscal 2004 was $4.75. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

2004
Expected dividend yield	2.0%
Expected volatility	46.4%
Risk-free interest rate	2.4%
Expected term in years	4.0

Had we adopted the provisions of SFAS 123, estimated pro forma net income and earnings per share would have been as follows:

	Fifty-Three	Fifty-Two
	Weeks	Weeks
	Ended	Ended

	June 3,	May 28,	May 29,
	2006	2005	2004

	(dollars in thousands, except per share data)
Net loss, as reported	$(128,317)	$(379,280)	$(33,370)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	944	2,670	1,341
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,375)	(4,157)	(6,415)

Pro forma net loss	$(128,748)	$(380,767)	$(38,444)

Basic and diluted loss per share
As reported	$(2.84)	$(8.43)	$(0.74)
Pro forma	(2.85)	(8.46)	(0.86)
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
Related party transactions — On September 21, 2004, we appointed Antonio C. Alvarez II as our Chief Executive Officer and John K. Suckow as our Executive Vice President and Chief Restructuring Officer. Messrs. Alvarez and Suckow, as employees of Alvarez & Marsal, or A&M, were designated as officers pursuant to a Letter Agreement. The terms and conditions of the Letter Agreement were approved by the Bankruptcy Court on October 25, 2004 for services to be provided by A&M. Under the terms of the Letter Agreement, expenses incurred for the services provided by A&M for the years ended June 3, 2006 and May 28, 2005, excluding out-of-pocket expenses, were approximately $9.8 million and $8.6 million, respectively.
On July 18, 2005, we entered into a supplemental letter agreement with A&M (the Incentive Fee Agreement), which sets forth the manner in which A&M’s incentive compensation is to be calculated under the Letter Agreement. Pursuant to the Bankruptcy Court’s October 25, 2004 order, notice of the Incentive Fee Agreement was provided to certain interested parties in our bankruptcy. Upon agreement of such parties, the time to object to the Incentive Fee Agreement has been repeatedly extended, most recently until February 15, 2007. Therefore, absent consent of such parties, the Incentive Fee Agreement remains subject to Bankruptcy Court approval and, accordingly, its terms will not become effective until such consent or approval has been obtained. Pursuant to the Incentive Fee Agreement, A&M is entitled to incentive compensation to be based on five percent of our Total Enterprise Value (as defined in the Incentive Fee Agreement) in excess of $723 million. Total Enterprise Value consists of two components: (1) our total cash balance as of the effective date of our plan of reorganization, less the normalized level of cash required by us in the ordinary course of business, plus (2) either (a) the midpoint enterprise value set forth in the disclosure statement with respect to our plan of reorganization as confirmed by the Bankruptcy Court or (b) the aggregate consideration received by us in a sale. Under all circumstances other than a liquidation of our company (in which case A&M will have no guaranteed incentive compensation), A&M’s incentive compensation will be a minimum of $3.9 million. The incentive compensation will be payable upon the consummation of our plan of reorganization.
We purchase flour at market prices from Cereal Food Processors, Inc., a long-standing supplier, in the regular course of our business. G. Kenneth Baum, a current director, beneficially owns not more than a 15% equity interest in Cereal Food Processors. Our flour purchases from Cereal Food Processors totaled approximately $85.5 million, $87.5 million, and $80.0 million for fiscal 2006, 2005, and 2004, respectively.

In October 2006, The Andersons, Inc. was the successful bidder in a live auction we held to sell a purchase option we controlled as to 89 railcars we leased. Michael J. Anderson, a current director, is the President & Chief Executive Officer of The Andersons, Inc. We issued Request for Bids to eight railcar lessors, one of which was The Andersons, Inc. Seven bidders submitted bids. In the arms-length bidding process, each of the seven bidders was required to submit a bid that included specific terms, including buying our purchase option, immediately exercising the purchase option, purchasing the railcars, and thereafter leasing the railcars to our flour suppliers for a specified period of time. We held a live identity-preserved auction with the top three bidders, and The Andersons, Inc. was the highest bidder. The auction process and results were approved by the bankruptcy court in November 2006. The Andersons, Inc. paid IBC approximately $1.2 million for the right to exercise the purchase option with the lessor, all of which IBC recorded as other income in the second quarter of fiscal 2007.
Contingencies — Various lawsuits, claims and proceedings are pending against us. In accordance with SFAS No. 5, Accounting for Contingencies , we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. See Note 18. Commitments and Contingencies to these consolidated financial statements for related disclosures.
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
In October 2005, the FASB issued FASB Staff Position (FSP) No. 13-1, Accounting for Rental Costs Incurred during a Construction Period, (FSP 13-1), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, entities that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period commencing after December 15, 2005. FSP 13-1 was effective for us as of the fourth quarter of fiscal 2006. Our leases are structured such that we do not take possession and accordingly do not incur rental costs during the construction period and therefore, the implementation of FSP 13-1 did not have an impact on our consolidated results of operations, cash flows, and financial position.
In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). This interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 Accounting for Asset Retirement Obligations and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this interpretation include those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.
We adopted FIN 47 on June 3, 2006. Upon initial application, FIN 47 requires recognition of (1) a liability, adjusted for cumulative accretion from the date the obligation was incurred until the date of adoption of FIN 47 for existing asset retirement obligations; (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset; and (3) accumulated depreciation on the capitalized asset retirement cost with the net difference recorded as a cumulative effect of a change in accounting principle.
We have conditional asset retirement obligations for the removal of underground storage tanks (USTs) utilized for refined petroleum products. There is no obligation to remove USTs while they remain in service. However, environmental laws require that unused USTs be removed within certain periods of time after the USTs no longer remain in service, usually six months to three years depending on the jurisdiction in which the USTs are located. As a result of adopting FIN 47, we recorded a cumulative effect from retirement obligations for our 45 USTs of an accounting change of approximately $1.0 million, $0.02 per share, and a liability of the same amount as the related asset values were fully depreciated as of June 3, 2006. Had the adoption of FIN 47 occurred at the beginning of the earliest period presented, our results of operations and loss per share would not have been significantly different from the amounts reported. Accordingly, pro forma financial information has not been provided.
We also have known conditional asset retirement obligations for asbestos remediation in many of our bakery buildings, ovens, and depots. Environmental regulations require us to handle and dispose of asbestos in a specific manner if the building or oven undergoes major renovations or is demolished. Otherwise, we are not required to remove the asbestos. We have determined that our practice of maintenance and improvements to our buildings and ovens has created indeterminate lives for the purpose of estimating asset retirement obligations. We are presently operating four bakeries that are in excess of one hundred years old and sixty percent of all of our bakeries are fifty years old or older. We cannot estimate the fair value of our asset retirement obligations for the asbestos in the 36 bakeries, as well as certain of our distribution centers and outlets, we have determined contain asbestos due to the fact that information is not available for us to reasonably estimate a date or range of dates over which these settlements may occur. Notwithstanding the foregoing, we performed calculations assuming a demolition settlement, with settlement dates ranging from 50 to 100 years. We determined that the present value of the net liability and the annual accretion amounts, under these various scenarios, were not material to our June 3, 2006 consolidated financial statements. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. Although we have conducted a formal assessment in an effort to identify our asset retirement obligation, there may be conditional asset retirement obligations that we have not yet discovered (e.g. asbestos may exist in certain buildings or equipment which has not been identified) and therefore, these potential obligations also have not been included in the consolidated financial statements.
Recently Issued Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the end of fiscal years ending after December 15, 2006, which will be effective for us in fiscal 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008 and will be effective for us in fiscal 2009. We are currently in the process of evaluating the effects of the adoption of SFAS 158 on our consolidated results of operations, cash flows, and financial position.
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
In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is effective for fiscal years beginning after December 15, 2006, and is effective for us in fiscal 2008. FIN 48 clarifies the way that companies account for uncertainty in income taxes by prescribing a consistent recognition threshold and measurement attribute, as well as establishing criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertain income tax positions. We are currently in the process of evaluating the effects of FIN 48 on our consolidated results of operations, cash flows, and financial position.

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
3. Property and Equipment
Property and equipment consists of the following:

	June 3,	May 28,
	2006	2005

	(dollars in thousands)

Land and buildings (lives ranging from 10 to 35 years)	$390,573	$440,164
Machinery and equipment (lives ranging from 4 to 15 years)	931,408	1,023,527

	1,321,981	1,463,691
Less accumulated depreciation	(720,880)	(758,318)

	$601,101	$705,373

Based upon our historical results of operations and the availability of newly projected financial information, in the fourth quarter of fiscal 2006, we tested our long-lived assets for recoverability. The results of our testing indicated that the carrying value of one asset group exceeded our estimate of the related fair value. Accordingly, we recorded an impairment loss of approximately $4.8 million related to the machinery and equipment in that asset group.
Depreciation expense was approximately $75.7 million, $87.0 million, and $90.3 million for fiscal 2006, 2005, and 2004, respectively. Interest cost capitalized as part of the construction cost of capital assets was approximately zero, $0.3 million, and $0.1 million in fiscal 2006, 2005, and 2004, respectively.
Included in depreciation and amortization expense is approximately $59.7 million, $70.2 million, and $71.6 million in fiscal 2006, 2005, and 2004, respectively, that relates to property and equipment used in our production process.
4. Assets Held for Sale
As part of our continuing efforts to address our revenue declines and high cost structure, we have commenced a restructuring process for the consolidation and standardization of our distribution system, delivery routes and bakery outlets throughout the nation. This process also includes a review of productive capacity in our bakeries and where logical, we are closing bakeries and consolidating production. Total assets held for sale at May 28, 2005 amounted to approximately $10.6 million; all of which were sold during fiscal 2006. Also, in fiscal 2006, additional excess assets amounting to approximately $29.4 million were identified and reclassified to assets held for sale with $11.9 million remaining at June 3, 2006.
Net gains realized on the sale of our assets held for sale amounted to approximately $59.1 million, $2.0 million and $0 for fiscal 2006, 2005 and 2004, respectively. Substantially all of the net gains realized in fiscal 2006 relate to restructuring activities and are classified as long-lived asset credits to our restructuring charges, see Note 15. Restructuring (Credits) Charges.
5. Lease Obligations
In the normal course of business, we enter into leases for office, transportation and delivery equipment as well as real estate used for both our retail outlets and as depots and warehouses in our distribution system. Future minimum lease payments under both operating and capital leases (exclusive of taxes, insurance, and all leases rejected as part of our reorganization process under our Chapter 11 proceedings as of June 3, 2006) are as follows:

Fiscal Years Ending	Capital Leases	Operating Leases

	(dollars in thousands)

2007	$1,446	$28,914
2008	1,333	15,122
2009	1,081	7,918
2010	945	3,820
2011	748	2,569
Thereafter	1,245	5,176

Total minimum lease payments	6,798	$63,519

Amounts representing interest	(1,733)

Present value of minimum lease payments	5,065
Less: Capital lease obligations, short-term	(5,065)

Capital lease obligations, long-term	$—

Net rental expense under operating leases was approximately $54.4 million, $66.2 million, and $69.1 million for fiscal 2006, 2005, and 2004, respectively. The majority of the operating leases contain renewal options for varying periods. Certain leases provide us with an option to acquire the related equipment at a fair market value during or at the end of the lease term.

At June 3, 2006, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, on its effective date required us to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. At June 3, 2006, the maximum potential liability for all guaranteed lease residual values was $7.4 million, including amounts guaranteed prior and subsequent to the December 31, 2002 effective date of the guidance of approximately $3.8 million and $3.6 million, respectively. At June 3, 2006 and May 28, 2005, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of approximately $0.2 million for each year.
Certain of our leases for retail outlets and depots and warehouses in our distribution system are classified as capital leases. Included in land and buildings we had approximately $9.6 million and $8.8 million of asset cost under capital lease and related accumulated depreciation of approximately $5.5 million and $4.0 million at June 3, 2006 and May 28, 2005, respectively.
During fiscal 2003 we entered into a capital lease to acquire hand-held computers and related equipment for use in our bakery delivery system and recorded a capital lease obligation of approximately $11.7 million to finance the purchase of this equipment. In March of 2006, the bankruptcy court approved a motion to transfer from the lessor to us all right, title and interest in this leased equipment for a general unsecured claim in the amount of approximately $6.1 million, which has been reclassified to liabilities subject to compromise.
6. Goodwill and Other Intangible Assets
In fiscal 2006, our annual impairment testing of our other intangible assets indicated that no reduction in our carrying value was required.
During the first quarter of fiscal 2005, we tested our goodwill and other intangible assets for possible impairment following the guidance provided by SFAS No. 142, Goodwill and Other Intangible Assets, due to our declining operating profits and liquidity issues resulting from a decrease in sales, a high fixed cost structure, rising employee healthcare and pension costs and higher costs for ingredients and energy. From the results of our testing, we determined that our goodwill was fully impaired. Accordingly, we took a charge to expense during fiscal 2005 in the pre-tax amount of $215.3 million to eliminate our goodwill.
Additionally, in the third and fourth quarters of fiscal 2005, as a result of our restructuring and reorganization activities subsequent to our filing for bankruptcy, we further tested certain of our intangible assets for possible impairment. Such further testing revealed that certain of our other intangible assets were also impaired. A pre-tax impairment charge for $23.2 million was taken on certain of our indefinite lived assets and a pre-tax impairment charge of $3.9 million was taken on other finite lived assets. These charges resulted from plant closures and other activities which impaired the value of certain of our trademarks and trade names.

Goodwill and other intangible assets consist of the following:

	June 3,	May 28,
	2006	2005

	(dollars in thousands)

Goodwill
Gross carrying amount	$—	$215,346
Impairment charge	—	(215,346)

Net carrying amount	$—	$—

Intangible assets with indefinite lives (generally trademarks and trade names)
Gross carrying amount	$157,471	$180,662
Impairment charge	—	(23,191)

Net carrying amount	$157,471	$157,471

Intangible assets with finite lives
Gross carrying amount	$13,854	$19,484
Less:
Accumulated amortization	(10,197)	(11,040)
Impairment charge	—	(3,872)

Net carrying amount	$3,657	$4,572

The following is a reconciliation of the impairment charges related to our other intangible assets for fiscal 2005 and indicates where such items are reflected in the consolidated statement of operations:

Fifty-Two Weeks Ended
May 28, 2005

(dollars in thousands)

Intangible assets with indefinite lives impairment	$23,191
Intangible assets with finite lives impairment	3,872

Total impairment	27,063

Restructuring charges (A)	(12,866)

Other intangible assets impairment	$14,197

(A) See Note 15. Restructuring (Credits) Charges to these consolidated financial statements for more information.
Intangible amortization expense for fiscal 2006, 2005, and 2004 was approximately $0.9 million, $1.3 million, and $1.5 million, respectively. Of these amounts, $0.8 million for each year was recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of operations. Intangible amortization for each of the subsequent five fiscal years is estimated at $0.9 million for 2007 and 2008, $0.8 million for 2009, $0.4 million for 2010, and $49,000 for 2011, with virtually all to be recorded as a reduction of net sales.

7. Debt
Long-term debt consists of the following:

	June 3,	May 28,
	2006	2005

	(dollars in thousands)

Secured
Post-petition credit agreement	$—	$—
Senior secured credit facility – pre-petition	489,817	476,402
Unsecured
6% senior subordinated convertible notes – pre-petition	100,000	100,000
Capital leases
Real estate	5,065	5,797
Capital lease converted to pre-petition debt	6,125	5,717

	601,007	587,916
Less:
Current portion	(494,882)	(482,199)
Pre-filing date claims included in liabilities subject to compromise	(106,125)	(105,717)

Long-term debt	$—	$—

Post-Petition Credit Agreement
On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (the DIP Facility) which provides for a $200.0 million commitment (the Commitment) of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility originally provided for a secured revolving line of credit through September 22, 2006, which date has been extended to June 2, 2007 pursuant to the eighth amendment. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount of $125.0 million (increased from the original limitation of $75.0 million as a result of prior amendments) of which $91.3 million was utilized at June 3, 2006. We pay fees approximating 3.0% on the balance of all letters of credit issued and outstanding under the DIP Facility. The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. Interest on borrowings under the DIP Facility is at either the alternate base rate (as defined in the DIP Facility) plus 1.75%, or, at our option, the London Interbank Offered Rate (LIBOR) plus 2.75%. We also pay a commitment fee of 0.50% on the unused portion of the DIP Facility. Interest is payable monthly in arrears. As of June 3, 2006, there were no borrowings outstanding under the DIP Facility and we had $90.1 million available under the DIP Facility (of which up to $33.7 million could be used for additional letters of credit).
The DIP Facility subjects us to certain obligations, including the delivery of financial statements, cash flow forecasts, operating budgets at specified intervals and cumulative minimum EBITDA covenants. Currently, we expect that we will not be able to remain in compliance with the minimum EBITDA covenant as early as prior to the end of our 2007 third fiscal quarter. We intend to negotiate with the lenders under the DIP Facility to obtain the necessary relief from this covenant. However, we can give no assurance that any relief will be obtained. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (1) the conversion of any of the bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (2) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (3) a change of control (as defined in the DIP Facility); (4) an order of the Bankruptcy Court permitting holders of security interests to foreclose on the debt on any of our assets which have an aggregate value in excess of $1.0 million; and (5) the entry of any judgment in excess of $1.0 million against us, the enforcement of which remains unstayed.
During fiscal year 2005, we completed three amendments with the DIP Facility lenders. The amendments included the following: (1) the specification of maximum capital expenditures permitted; (2) an increase in the maximum letter of credit facility from $75.0 million to $125.0 million; (3) the specification of minimum cumulative EBITDA performance goals; and (4) the specification of maximum cash restructuring charges permitted. Furthermore, during fiscal year 2006, we completed three additional amendments. We completed a fourth amendment in November 2005 which authorized us to make payments up to $12.0 million for certain pre-petition real property claims and other secured claims which were prohibited by the DIP Facility that were accruing post-petition interest and or penalties. Our fifth amendment was completed in December 2005 and provided us with the flexibility needed to continue to seek a resolution regarding the status of the ABA Plan as either a multiple employer plan or an aggregate of single employer plans. Also this amendment restated the cumulative consolidated EBITDA required under the DIP Facility and provided for a “suspension period” from December 10, 2005 through June 3, 2006 where we would not be required to meet the cumulative EBITDA requirements if our letter of credit usage under the DIP Facility met certain prescribed limits. The sixth amendment was completed in March 2006 and provided us with (1) the option of extending the expiration date of the letters of credit issued under the DIP Facility for up to 365 days beyond September 22, 2006 concurrent with the posting of cash collateral (as described in the DIP Facility); (2) the extension of the delivery date for the consolidated financial statements for May 28, 2005, June 3, 2006 and the first, second and third quarters of fiscal 2006 to such time as the financial statements are available; and (3) the extension of the delivery of certain budget information from April 18, 2006 to June 30, 2006. In fiscal 2007, we completed two additional amendments. The seventh amendment, dated June 28, 2006, extended the suspension period established by the fifth amendment from June 3, 2006 through July 29, 2006. On August 25, 2006 the eighth amendment extended the maturity date of the DIP Facility to June 2, 2007 and made certain other financial accommodations, including (1) increased the sub-limit for the issuance of letters of credit to $150.0 million from $125.0 million; (2) extended the period for delivery of financial statements; (3) reset the maximum capital expenditures covenant levels; and (4) amended the cumulative consolidated EBITDA amounts. In addition, the eighth amendment contained a provision that allowed us to use for general corporate purposes fifty percent of the restricted cash previously unavailable to us, with the remaining fifty percent going to partially repay our senior pre-petition loans. The total amount of such restricted cash subject to the eighth amendment was approximately $90.7 million at August 25, 2006. These covenant adjustments and accommodations were made in lieu of extending the suspension period set forth in prior amendments.
Senior Secured Credit Facility
During fiscal year 2002, we entered into a $900.0 million senior secured credit facility agreement with a syndicate of banks and institutional lenders which includes (1) a five-year $375.0 million term loan A, repayable in quarterly installments; (2) a six-year $125.0 million term loan B, repayable in quarterly installments; (3) a five-year $100.0 million term loan C, repayable in quarterly installments; and (4) a five-year $300.0 million revolving credit facility, maturing in July 2006, which allowed for up to $215.0 million for letters of credit. At June 3, 2006, we owed $187.5 million, $120.0 million, $97.0 million and $85.3 million under the term loan A, term loan B, term loan C and the revolving credit facility, respectively. In fiscal 2006, certain insurance carriers drew upon selected letters of credit securing our insurance liabilities. As a result of these actions, our pre-petition secured revolving debt was increased by $13.4 million with a corresponding decrease in our reserves for insurance liabilities. At June 3, 2006, there was no availability for additional borrowing or issuance of letters of credit under the revolving credit facility. The Senior Secured Credit Facility is secured by all accounts receivable and a majority of owned real property, intellectual property and equipment. The outstanding borrowings bear interest at variable rates generally equal to LIBOR plus 3.0% on term loan A and the revolving credit facility (9.14% at June 3, 2006), LIBOR plus 3.25% on term loan B (9.37% at June 3, 2006) and LIBOR plus 3.0% on term loan C (9.16% at June 3, 2006). We also pay a facility fee of 0.50% on the revolving credit facility commitment. At June 3, 2006 we had $122.3 million in letters of credit outstanding. We pay fees ranging from 3.625% to 4.0% on the balance of all letters of credit outstanding under the senior secured credit facility.
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
Other Matters
At June 3, 2006 and May 28, 2005, we have classified all of our debt as payable within one year due to our default under credit agreements or due to the effects of our bankruptcy process.
We believe, based upon the variable nature of our interest terms that the carrying value of our senior secured credit facility as of June 3, 2006 and May 28, 2005 approximated fair value. We have suspended interest payments on our 6% subordinated convertible notes and have reclassified the notes to liabilities subject to compromise. Accordingly, there is no reasonable method to determine the fair value of these notes at June 3, 2006 and May 28, 2005.
In fiscal 2006, we incurred approximately $0.7 million in debt fees associated with the fifth and sixth amendments of the DIP Facility. In fiscal 2005, we incurred approximately $10.4 million in debt fees which included syndication and structuring fees on our DIP, placement fees on our $100.0 million 6% senior subordinated convertible bonds, and amendment fees on our senior secured credit facility agreement. Additionally, included in this balance is approximately $1.6 million in legal costs related to the above debt. Fees in the amount of $3.0 million for the placement of the $100.0 million 6% senior subordinated convertible bonds and legal expenses of $0.9 million were each written off to reorganization expense in accordance with Emerging Issues Task Force 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. All other debt fees are classified as other assets in the consolidated balance sheets and are being amortized as interest expense over the term of the respective debt agreements.
8. Accrued Expenses and Other Liabilities
Included in accrued expenses are the following:

	June 3,	May 28,
	2006	2005

	(dollars in thousands)

Self-insurance reserves	$74,882	$91,170
Payroll, vacation and other compensation	66,560	73,267
Current portion of postretirement benefit plan obligations	43,245	19,301
Pension and welfare accruals	15,869	21,378
Taxes other than income	25,509	30,262
Included in other liabilities are the following:

	June 3,	May 28,
	2006	2005

	(dollars in thousands)

Accumulated postretirement benefit obligation	$87,955	$94,522
Self-insurance reserves	131,421	118,758
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
At May 28, 2005, we had accumulated gains of $0.5 million related to commodity derivatives which were substantially realized and recorded in OCI, with offsetting entries to other current assets. During fiscal 2005, we recognized a loss of $0.7 million in cost of products sold resulting from hedge ineffectiveness of commodity hedges.
During fiscal 2004, we recognized a gain in earnings resulting from hedge ineffectiveness of commodity hedges of $1.0 million, net of income taxes, in cost of products sold.
At June 3, 2006, the fair value of our commodity derivatives was a loss of approximately $0.1 million based upon widely available market quotes. At May 28, 2005, the fair value of our commodity derivatives was de minimis based upon widely available market quotes.
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
On December 14, 2004, the Court entered an Order establishing March 21, 2005 as the last date for all persons and entities holding or wishing to assert bankruptcy claims against the Company or one of its subsidiaries to file a proof of claim form. As of December 6, 2006, we have received approximately 9,100 claims, some of which have been filed after the deadline established by the court. We continue to evaluate all claims asserted in the bankruptcy proceedings and file periodic motions with the court to reject, modify, liquidate or allow such claims. In addition, we may receive additional claims resulting from the future rejection of executory contracts where the deadline to file a claim resulting from a contract rejection is a function of when such contracts are formally rejected. Amounts that we have recorded may, in certain instances, be different than amounts asserted by our creditors and remain subject to reconciliation and adjustment.
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain tax and other claims. We also have suspended the accrual of interest on the unsecured 6% senior subordinated convertible notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. The cumulative contractual unrecorded interest at June 3, 2006 on these obligations was approximately $10.1 million. The unrecorded interest expense for fiscal 2006 and 2005 on these obligations was approximately $6.0 million and $4.1 million, respectively. See Note 7. Debt to these consolidated financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.
The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheet:

	June 3,	May 28,
	2006	2005

	(dollars in thousands)

Accounts payable	$129,951	$129,294
Taxes payable	7,966	10,264
Retirement obligations (SERP and deferred compensation)	14,598	13,821
Legal reserve	12,910	12,931
Interest bearing debt and capital leases	106,125	105,717
Other	15,530	10,202

	$287,080	$282,229

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
The increase in other liabilities subject to compromise primarily reflects an increase of $2.9 million related to the settlement of various insurance claims and an increase of $1.2 million related to additional leases rejected in our bankruptcy proceedings.
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
In addition, we have received requests for additional corrective contributions under the single employer plan assumption, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less than amounts assessed by the ABA Plan on the assumption that the plan was an aggregate of single employer plans.
The following tables detail our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
The components of the pension (credit) expense for the ABA Plan are as follows:

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended

	June 3,	May 28,	May 29,
	2006	2005	2004

	(dollars in thousands)

Service cost	$1,579	$2,051	$2,512
Interest cost	3,208	3,252	2,870
Expected return on negative plan assets	248	398	257
Recognition of
Prior service cost	—	423	1,358
Actuarial (gain) loss	(5,555)	7,708	(1,061)

Total periodic pension (credit) cost	(520)	13,832	5,936
Curtailment gain	(1,176)	(2,641)	—

Net pension (credit) expense	$(1,696)	$11,191	$5,936

The aggregate changes in our benefit obligation and plan assets, along with actuarial assumptions used, related to the ABA Plan as an aggregate of single employer plans are as follows:

	June 3,	May 28,
	2006	2005

	(dollars in thousands)

Benefit obligation at beginning of year	$59,806	$51,463
Service cost	1,579	2,051
Interest cost	3,208	3,252
Benefit and expense payments	(3,405)	(3,308)
Plan amendment	—	423
Actuarial (gain) loss	(4,469)	8,566
Curtailment gain	(1,176)	(2,641)

Benefit obligation at end of year	55,543	59,806

Fair value of plan assets at beginning of year	(2,444)	(4,289)
Employer contributions	2,261	4,694
Benefits and expense payments	(3,405)	(3,308)
Actual return on plan assets	838	459

Fair value of plan assets at end of year	(2,750)	(2,444)

Net benefit obligation liability at end of year	$58,293	$62,250

Weighted average actuarial assumptions (using a measurement date of May 31):
Discount rate	6.3%	5.5%
Expected return on plan assets	7.5%	7.5%
The ABA Plan’s net benefit obligation liability is recorded in other liabilities except for the current portion of $37.5 million and $12.0 million for June 3, 2006 and May 28, 2005, respectively, which is recorded in accrued expenses.
The ABA Plan is invested in a diversified portfolio of securities. The plan asset categories as of June 3, 2006 are as follows: domestic equities 57%, fixed income 40% and cash and cash equivalents 3%.
Based upon historical returns, current asset mix and the target asset allocation as determined by the plan’s trustees, we have used a weighted average expected return on plan assets of 7.5%.
In January, April, July, and October 2006, we failed to make four required quarterly minimum funding contributions for a total of approximately $13.9 million to the ABA Plan and filed the necessary report with the PBGC. In addition, in June 2006 we received notice of a corrective contribution of $13.9 million, which we did not pay. The status of future employer contributions is currently unknown. Our estimated future benefit payments required under the ABA Plan are as follows:

Fiscal Years Ending	(dollars in thousands)

Benefit payments
2007	$3,436
2008	3,461
2009	3,509
2010	3,592
2011	3,670
2012-2016	19,728

Defined Benefit Pension Plan
We also maintain a defined benefit pension plan to benefit certain union and nonunion employee groups, with participation generally resulting from business acquisitions. The components of the pension expense for the defined benefit pension plan are as follows:

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended

	June 3,	May 28,	May 29,
	2006	2005	2004

	(dollars in thousands)

Service cost	$904	$673	$704
Interest cost	4,038	3,728	3,715
Expected return on plan assets	(4,885)	(4,347)	(3,354)
Recognition of
Prior service cost	285	173	177
Actuarial loss	542	200	1,441

Net pension expense	$884	$427	$2,683

The aggregate changes in our benefit obligation and plan assets, along with actuarial assumptions used, related to the defined benefit pension plan are as follows:

	June 3,	May 28,
	2006	2005

	(dollars in thousands)

Benefit obligation at beginning of year	$68,722	$63,520
Service cost	904	673
Interest cost	4,038	3,728
Amendments	—	998
Actuarial loss	1,812	4,560
Employee contributions	61	58
Benefits and expenses paid	(5,047)	(4,815)

Benefit obligation at end of year	70,490	68,722

Fair value of plan assets at beginning of year	59,174	54,473
Actual return on plan assets	10,500	5,256
Employer contributions	1,283	4,202
Employee contributions	61	58
Benefits and expenses paid	(5,047)	(4,815)

Fair value of plan assets at end of year	65,971	59,174

Plan assets less than benefit obligation	4,519	9,548
Unrecognized prior service cost	(1,990)	(2,275)
Unrecognized net loss	(7,335)	(11,680)
Additional minimum pension liability	8,668	13,086

Net benefit obligation liability at end of year	$3,862	$8,679

Intangible asset at end of year	$1,990	$2,275

Accumulated benefit obligation	$69,833	$67,853

Weighted average actuarial assumptions (using a measurement date of March 31):
Discount rate	5.8%	6.0%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	4.5%	4.5%

We recorded a minimum pension liability in other liabilities of approximately $8.7 million at June 3, 2006 and $13.1 million at May 28, 2005, representing the excess of the unfunded accumulated benefit obligation over plan assets and accrued pension costs. Of the ending liability balances at June 3, 2006 and May 28, 2005, approximately $0 and $1.3 million, respectively, were included in accrued expenses with the remainder in other liabilities. An intangible asset equal to the unrecognized prior service costs of approximately $2.0 million at June 3, 2006 and $2.3 million at May 28, 2005 was also recorded. The remaining approximately $6.7 million at June 3, 2006 and $10.8 million at May 28, 2005 was recorded to equity in OCI.
The defined benefit pension plan is invested in a diversified portfolio of securities. The plan asset categories as of June 3, 2006 are as follows: equities 77%, bonds 21% and cash and cash equivalents 2%. The target asset allocation for the plan is as follows: equities 78% and bonds 22%.
Based upon historical returns, current asset mix and our target asset allocation which is focused on equities, we have used a weighted average expected return on plan assets of 8.5% for 2006 and 2005.
Our estimated future cash flows for the defined benefit pension plan are as follows:

Fiscal Years Ending	(dollars in thousands)

Employer contributions
2007	$—

Benefit payments
2007	$4,430
2008	4,483
2009	4,542
2010	4,588
2011	4,667
2012-2016	24,739
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
In April 2005, the bankruptcy court approved a motion to discontinue nonunion postretirement health care coverage for all future retirees, although participation is open to certain grandfathered retirees and dependents generally through age 65. This plan change reduced our accumulated postretirement benefit obligation by $9.2 million.
Certain union employees who have bargained into our company-sponsored health care plans are generally eligible after age 55 to 60, with 10 to 20 years of service, and have no benefits after Medicare eligibility is reached. Certain of the plans require contributions by retirees and spouses and a limited number of participants have supplemental benefits after Medicare eligibility.

The components of the net postretirement benefit (credit) expense are as follows:

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended

	June 3,	May 28,	May 29,
	2006	2005	2004

	(dollars in thousands)

Service cost	$1,444	$2,773	$4,988
Interest cost	3,391	4,840	8,330
Amortization:
Unrecognized prior service benefit	(7,392)	(6,644)	(3,473)
Unrecognized net loss	1,308	1,619	4,386

Total postretirement benefit (credit) expense	(1,249)	2,588	14,231
Curtailment gain included in restructuring charges (See Note 15. Restructuring (Credits) Charges)	—	(4,272)	—

Net postretirement benefit (credit) expense	$(1,249)	$(1,684)	$14,231

The aggregate change in our accumulated postretirement benefit obligation (APBO), which is unfunded, is as follows:

	June 3,	May 28,
	2006	2005

	(dollars in thousands)

APBO at beginning of year	$63,213	$76,367
Service cost	1,444	2,773
Interest cost	3,391	4,840
Participant contributions	2,134	5,071
Plan amendment	—	(9,152)
Plan curtailment	—	(2,870)
Actuarial gain	(4,113)	(1,495)
Benefits paid	(7,724)	(12,321)

APBO at end of year	58,345	63,213
Unrecognized prior service benefit	55,872	63,264
Unrecognized net loss	(20,517)	(25,937)

Accrued postretirement benefit	93,700	100,540
Less current portion	(5,745)	(6,018)

APBO included in other liabilities	$87,955	$94,522

In determining the APBO, the weighted average discount rate was assumed to be 6.3%, 5.5%, and 6.5% for fiscal 2006, 2005, and 2004, respectively (using a May 31 measurement date). The assumed health care cost trend rate for fiscal 2006 was 9.0%, declining gradually to 5.5% over the next 8 years. A 1.0% increase in this assumed health care cost trend rate would increase the service and interest cost components of the net postretirement benefit expense for fiscal 2006 by approximately $0.6 million, as well as increase the June 3, 2006 APBO by approximately $5.4 million. Conversely, a 1.0% decrease in this rate would decrease the fiscal 2006 expense by approximately $0.5 million and the June 3, 2006 APBO by approximately $5.0 million.

Our estimated future cash flows for the postretirement benefit plan are as follows:

Fiscal Years Ending	(dollars in thousands)

Employer contributions (reduced by expected participant contributions)
2007	$5,745

Benefit payments
2007	$7,500
2008	6,984
2009	6,573
2010	6,221
2011	6,213
2012-2016	29,763
Employee Stock Purchase Plan
On September 21, 2004, in conjunction with our bankruptcy filing, we terminated our 1991 Employee Stock Purchase Plan. The Plan was noncompensatory, which allowed all eligible employees to purchase our common stock.
Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan for eligible employees not covered by union plans. Contributions are based upon voluntary employee contributions plus a discretionary company profit-driven contribution. We did not, nor do we intend to, make the discretionary company contribution under our defined contribution retirement plan for calendar years 2006, 2005 and 2004. Retirement expense related to this plan was approximately $5.2 million, $0.2 million and $17.8 million for fiscal 2006, 2005, and 2004, respectively. Fiscal 2005 retirement expense reflects a $5.0 million reversal of amounts accrued during fiscal 2004 related to the decision during fiscal 2005 to forgo the calendar year 2004 discretionary company contribution.
Negotiated Multi-Employer Pension Plans
Approximately 82% of our employees are covered by collective bargaining agreements. We contribute to approximately 40 multi-employer pension plans on behalf of employees covered by our collective bargaining agreements. Bakery and Confectionery Union and Industry International Pension Fund, which covers the largest number of our union employees, provides retirement benefits to approximately 9,500 of our total employees. Our collective bargaining agreements determine the amount of annual contributions we are required to make to the multi-employer pension plans in which our union employees participate. The pension plans provide defined benefits to retired participants and, in some cases, their beneficiaries. The multi-employer plans are managed by trustees, who are appointed by management of the employers participating in the plans (including our company, in some cases) and the affiliated unions, who have fiduciary obligations to act prudently and in the best interests of the plan’s participants. We recognize as net pension cost contractually required contributions and special periodic assessments, and recognize as a liability any contribution due or unpaid. Expense for these plans was approximately $125.8 million, $133.5 million and $132.0 million for fiscal 2006, 2005, and 2004, respectively. Based on the most recent information available to us, we believe that certain of the multi-employer pension plans to which we contribute are substantially underfunded.
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

Multi-Employer Postretirement Health Care Benefit Plans
We also participate in a number of multi-employer plans which provide postretirement health care benefits to substantially all union employees not covered by our plans. Amounts reflected as benefit cost and contributed to such plans, including amounts related to health care benefits for active employees, totaled approximately $195.0 million, $205.7 million, and $193.5 million in fiscal 2006, 2005, and 2004, respectively.
12. Supplemental Executive Retirement Plan
We established a Supplemental Executive Retirement Plan (SERP) effective June 2, 2002. The SERP provided retirement benefits to certain officers and other select employees. The SERP is a non-tax qualified mechanism, which was intended to enhance our ability to retain the services of certain employees. The benefits were limited to a maximum of 1.8% of a participant’s final average salary multiplied by the years of credited service up to twenty years. In fiscal 2003, we entered into a rabbi trust agreement to protect the assets of the SERP for our participating employees. Included in other assets on the consolidated balance sheet as of June 3, 2006 and May 28, 2005 is approximately $5.9 million and $5.7 million, respectively, of restricted assets held in the rabbi trust.
Subsequent to our bankruptcy filing, we suspended the SERP as of November 11, 2004. The related suspension of payments and accruals of service credit under our SERP resulted in a net curtailment loss of approximately $10.3 million, which included a curtailment loss related to the write-off of prior service costs of approximately $12.4 million and a curtailment gain of approximately $2.1 million resulting from the reduction in the salary increase assumption to zero. An additional $1.5 million of the curtailment gain was offset to the actuarial loss not yet recognized at the date of the plan suspension. Approximately $10.6 million and $9.9 million representing the portion of the SERP liability, at June 3, 2006 and May 28, 2005, respectively, attributable to retired participants has been reclassified to liabilities subject to compromise.
The components of the SERP expense are as follows:

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended

	June 3,	May 28,	May 29,
	2006	2005	2004

	(dollars in thousands)

Service cost	$—	$462	$1,066
Interest cost	1,354	1,494	1,508
Recognition of
Prior service cost	—	1,259	2,729
Actuarial loss	—	58	103

Net periodic pension cost	1,354	3,273	5,406
Net curtailment loss related to plan suspension	—	10,341	—

Total SERP expense	$1,354	$13,614	$5,406

The aggregate changes in our SERP, along with actuarial assumptions used, are as follows:

	June 3,	May 28,
	2006	2005

	(dollars in thousands)
SERP obligation at beginning of year	$22,573	$26,928
Service cost	—	462
Interest cost	1,354	1,494
Plan amendment	—	(3,511)
Actuarial (gain) loss	(105)	(2,619)
Benefits paid	—	(181)

SERP obligation at end of year	23,822	22,573

Fair value of SERP assets at beginning of year	—	—
Employer contributions	—	181
Benefits paid	—	(181)

Fair value of SERP assets at end of year	—	—

Unfunded status	23,822	22,573
Unrecognized net actuarial gain	666	561

Total SERP liability	24,488	23,134
SERP liability classified as liabilities subject to compromise	(10,621)	(9,918)

Net SERP liability included in other liabilities	$13,867	$13,216

Weighted average discount rate assumptions (using a measurement date of March 31)	5.8%	6.0%
Due to the suspension of the SERP, we are not currently contributing funds or paying benefits out of the plan. Future contributions and benefit payments are dependent on the disposition of the plan in conjunction with the bankruptcy reorganization plan.
13. Key Employee Retention Plan
On February 17, 2005, the Bankruptcy Court approved a Key Employee Retention Plan which was designed to provide incentives to retain key employees of IBC during our reorganization and restructuring period. The plan provides first for a retention bonus which would compensate senior participants to remain with IBC during and throughout the reorganization and restructuring process. Second, there is a performance bonus element which rewards key management employees for successfully meeting or exceeding a predetermined range of earnings before interest, taxes, depreciation, amortization and restructuring (EBITDAR). Retention and performance bonus amounts are calculated upon varying percentages of annual compensation based upon management positions held within IBC and the degree to which the financial goal of EBITDAR is met or exceeded.
Expense is accrued ratably over the period of time that performance or service is expected. Expense under these two plans for fiscal 2006 and 2005 is classified as employee retention expense and is included in reorganization expense, see Note 16. Reorganization Charges. It is expected that the aggregate expense we will incur under these two incentive plans will be approximately $12.9 million.
14. Stock-Based Compensation
The 1996 Stock Incentive Plan allows us to grant to employees and directors various stock awards including stock options, which are granted at prices not less than the fair market value at the date of grant, and deferred shares. A maximum of approximately 18.7 million shares was approved by our stockholders to be issued under the Plan. On June 3, 2006, shares totaling approximately 8.1 million were authorized but not awarded under the Plan.

The stock options may be granted for a period not to exceed ten years and generally vest from one to three years from the date of grant. The changes in outstanding options are as follows:

		Weighted
		Average
	Shares	Exercise Price
	Under Option	Per Share

	(in thousands)

Balance May 31, 2003	9,584	$21.96
Issued	20	13.59
Surrendered	(4,477)	29.26
Exercised	(55)	14.09

Balance May 29, 2004	5,072	15.57
Options reinstated due to rescinds	312	31.82
Surrendered	(866)	16.90
Exercised	—	—

Balance May 28, 2005	4,518	16.43
Issued	—	—
Surrendered	(409)	16.81
Exercised	(10)	10.10

Balance June 3, 2006	4,099	16.41

Stock options outstanding and exercisable as of June 3, 2006 are as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Range of Exercise	Shares	Price	Contractual
Prices Per Share	Under Option	Per Share	Life In Years

	(in thousands)
Outstanding:
$10.00	1,498	$10.00	6.73
11.80 – $14.50	1,120	14.22	4.56
14.98 – 23.75	925	20.87	2.00
24.19 – 33.91	556	30.66	3.03

$10.00 - $33.91	4,099	16.41	4.57

Exercisable:
$10.00	1,498	10.00
11.80 – 14.50	1,120	14.22
14.98 – 23.75	924	20.88
24.19 – 33.91	556	30.66

$10.00 – $33.91	4,098	16.41

On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted, and the eligible options were granted, under our 1996 Stock Incentive Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation is being charged to expense over the vesting period, with approximately $1.4 million, $2.9 million, and $0.8 million recognized as expense in fiscal 2006, 2005 and 2004, respectively. In addition, lowered costs resulting from forfeited awards were approximately $0.5 million, $0.7 million, and $0.1 million in fiscal 2006, 2005 and 2004, respectively.

During fiscal 2003, we granted the right to receive in the future up to approximately 0.2 million shares of our common stock under the Plan, with a weighted average fair value at the date of grant of $27.00 per share, to our then Chief Executive Officer. The deferred shares, which accrued dividends in the form of additional shares, were to vest ratably after one, two, and three years of continued employment. Upon his departure during fiscal 2005, an adjustment was made to compensation expense to reflect the vesting of only the first one-third of these shares and the remaining shares were forfeited. Compensation expense (benefit) related to this award was approximately $(0.9) million and $1.4 million for fiscal 2005 and 2004, respectively.
During the first quarter of fiscal 2005, in conjunction with his hiring, the Chief Financial Officer was granted 20,000 shares of restricted stock pursuant to the 1996 Stock Incentive Plan. The fair value of these restricted shares at the date of grant was $11.05 per share. These shares vest ratably after one, two, and three years of continued employment. We recorded approximately $74,000 in related compensation expense during fiscal 2006, which was subsequently offset by a $74,000 reversal of unearned compensation costs resulting from voluntarily forfeited awards. We recorded approximately $65,000 in related compensation expense during fiscal 2005.
During the first quarter of fiscal 2005, the Board of Directors were granted 31,675 shares of restricted stock with a fair value of $11.05 per share at the date of grant. The deferred shares, which are entitled to accrue dividends in the form of additional shares, vest ratably every quarter during the following twelve months. Compensation expense related to the award was $43,000 and $0.3 million for fiscal 2006 and 2005, respectively.
On June 3, 2006, approximately 12.7 million total shares of common stock were reserved for issuance under various employee benefit plans.
15. Restructuring (Credits) Charges
The following table summarizes the restructuring (credits) charges incurred in fiscal 2006, 2005, and 2004:

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended

	June 3,	May 28,	May 29,
	2006	2005	2004

	(dollars in thousands)
Severance costs	$6,101	$12,754	$3,617
Long-lived asset (credits) charges	(38,570)	43,745	1,170
Curtailment gain on a benefit plan	(706)	(6,913)	—
Other exit costs	5,988	4,707	7,279

Total	$(27,187)	$54,293	$12,066

Fiscal 2006 Restructuring
In fiscal 2006, we continued our review of the operations in our various Profit Centers which was started in fiscal 2005. As a result of this continued review process, we closed an additional four bakeries and consolidated routes, depots and retail stores in the remaining seven PCs including Northern California, Southern California, the Pacific Northwest, North Central, South Central Southeast and the Upper Midwest. Along with our gains realized on the sales of our excess real estate and equipment, these restructuring activities resulted in a net restructuring credit of approximately $5.2 million. These restructurings resulted in the termination of approximately 2,080 employee positions for which we incurred approximately $6.2 million in severance charges. We also incurred other exit costs of approximately $3.0 million principally related to cleanup, taxes, security, utilities and equipment removal charges. We realized gains on the sale of certain real property during the year of approximately $31.5 million which was partially offset by equipment and real property impairment charges of approximately $17.1 million to reduce certain real property and equipment to fair value.
During fiscal 2006, we also initiated activities to close two of our accounting offices which resulted in severance charges of approximately $0.3 million. Additional charges will be incurred in fiscal 2007 related to additional planned office closings.

Fiscal 2005 Restructuring
In the first three quarters of fiscal 2005, we continued the process of consolidating operations in order to achieve production efficiencies and more effectively allocate production capacity, as well as continue to serve most of our existing customers.
As a continuation of our fiscal 2004 activities, we closed three bakeries, 35 outlet stores and initiated some limited consolidation of operations all of which resulted in restructuring charges of approximately $12.2 million. We recorded severance charges of approximately $4.0 million for the elimination of approximately 365 employee positions and incurred approximately $6.1 million related to asset impairment at the bakery locations. Also we incurred approximately $2.1 million of other exit costs which included lease cancellation costs, utilities and taxes plus cleanup costs associated with readying the properties for sale. In addition to the closing of the bakeries and outlet stores, we also implemented a company-wide reduction in force of approximately 175 employees that resulted in the recognition of $1.6 million in additional severance expense.
In fiscal 2006, we experienced additional restructuring charges of approximately $0.7 million related to asset impairment charges of approximately $0.3 million related principally to two of our closed bakeries and approximately $0.4 million of charges related to security, taxes, utilities and cleanup costs.
In further reviewing the actions necessary to improve profitability and to address continuing revenue declines coupled with a high-cost structure, in late fiscal 2005 we undertook an extensive review of our ten PCs in order to consolidate production, delivery routes, depots and bakery outlets. This review of our Florida, Mid-Atlantic and North East PCs undertaken in fiscal 2005 resulted in the closure of three additional bakeries along with the consolidation of various delivery routes, depots, and bakery outlets as well as the shifting of production to other bakeries which resulted in restructuring charges of approximately $33.1 million. We recorded severance charges of approximately $7.6 million for the elimination of approximately 2,320 employee positions and incurred approximately $19.5 million primarily due to the write-down of real property and bakery equipment to fair value. As a result of these restructuring efforts, we abandoned certain trade names which resulted in an additional impairment charge of approximately $12.9 million. Offsetting these charges was approximately $6.9 million in credits as a result of curtailment gains on the pension and postretirement benefit plans related to this restructuring.
In fiscal 2006 we recorded a net credit of approximately $12.3 million for these restructuring activities. This included severance credits of approximately $0.4 million related to adjustments of severance accruals and net restructuring credits of approximately $15.7 million related to gains on the sale of equipment and real property offset by additional asset impairments of approximately $1.9 million. Other charges totaling approximately $2.6 million were incurred for taxes, cleanup, security and utilities, as well as certain relocation adjustments, offset by a $0.7 million curtailment gain on a pension plan.
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
Fiscal 2004 Restructuring
In fiscal 2004 we initiated a major company-wide project that was referred to as Program SOAR, an acronym for Systems Optimization And Re-engineering, that was to focus on re-engineering our business processes to increase efficiency and on rationalizing our investment in production, distribution and administrative functionality. Under Program Soar we recorded restructuring charges of approximately $4.1 million for the closure of three bakeries. This included asset impairment charges of approximately $0.9 million and security, utilities and cleanup costs to ready the properties for sale of approximately $0.8 million. Additionally, there were severance charges of approximately $2.4 million related to the elimination of approximately 250 employee positions. We also shifted production from one facility to another to gain efficiencies which resulted in an impairment charge of approximately $1.2 million to record the write down of certain effected equipment to fair value. Due to a new centralized organizational structure, we also recorded approximately $0.6 million of severance costs associated with the elimination of certain finance administrative functions involving 116 employees and approximately $4.0 million of additional costs associated with the relocation of key management employees.

During fiscal 2005 we incurred additional restructuring costs of approximately $2.3 million. These costs resulted principally from additional bakery cleanup costs to ready the facilities for sale of approximately $2.4 million along with a loss on equipment sales of approximately $0.3 million offset by an adjustment to reduce severance costs by approximately $0.4 million
In fiscal 2006, we realized a net restructuring credit of approximately $10.7 million which primarily reflected the gain on the sale of a bakery of approximately $10.8 million.
Fiscal 2003 Restructuring
In fiscal 2003 we initiated restructuring activities for the closure of certain of our less efficient operations which included five bakeries and 96 outlets. In connection with this restructuring effort, during fiscal 2004, we incurred additional charges of approximately $2.1 million. Severance charges in the amount of approximately $0.6 were related to an additional 51 employees whose positions were eliminated. Also we realized a gain of approximately $1.7 million on the sale of a bakery which was partially offset by an additional asset impairment resulting from updated information on certain bakery equipment of approximately $0.8 million and additional exit costs of approximately $2.4 million related to security, utilities and cleanup for the closed bakeries. During fiscal 2005 we expensed an additional $0.6 million which was related to losses on equipment disposals and additional clean up costs.
The analysis of our restructuring costs activity is as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total

	(dollars in thousands)
Fiscal 2003 Plan

Balance May 31, 2003	$1,205	$—	$2,039	$3,244

Expenses in Fiscal 2004	646	(954)	2,447	2,139
Cash Paid in Fiscal 2004	(1,851)	—	(3,192)	(5,043)
Noncash Utilization in 2004	—	954	—	954

Balance May 29, 2004	—	—	1,294	1,294

Expensed in Fiscal 2005	—	262	294	556
Cash Paid in Fiscal 2005	—	—	(555)	(555)
Noncash Utilization in 2005	—	(262)	(1,033)	(1,295)

Balance May 28, 2005	—	—	—	—

Expensed in Fiscal 2006	—	(34)	32	(2)
Cash Paid in Fiscal 2006	—	—	(32)	(32)
Noncash Utilization in 2006	—	34	—	34

Balance June 3, 2006	—	—	—	—

Fiscal 2004 Plan

Balance May 31, 2003	—	—	—	—

Expenses in Fiscal 2004	2,971	2,124	4,832	9,927
Cash Paid in Fiscal 2004	(1,611)	—	(1,723)	(3,334)
Noncash Utilization in 2004	—	(2,124)	—	(2,124)

Balance May 29, 2004	1,360	—	3,109	4,469

Expensed in Fiscal 2005	(434)	429	2,267	2,262
Cash Paid in Fiscal 2005	(871)	—	(5,376)	(6,247)
Noncash Utilization in 2005	—	(429)	—	(429)

Balance May 28, 2005	55	—	—	55

Expensed in Fiscal 2006	—	(10,636)	(97)	(10,733)
Cash Paid in Fiscal 2006	(55)	—	97	42
Noncash Utilization in 2006	—	10,636	—	10,636

Balance June 3, 2006	—	—	—	—

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total

	(dollars in thousands)
Fiscal 2005 Consolidation & RIF Plan

Balance May 29, 2004	$—	$—	$—	$—

Expensed in Fiscal 2005	5,575	6,119	2,145	13,839
Cash Paid in Fiscal 2005	(4,779)	—	(1,534)	(6,313)
Noncash Utilization in 2005	—	(6,119)	(611)	(6,730)

Balance May 28, 2005	796	—	—	796

Expensed in Fiscal 2006	—	270	438	708
Cash Paid in Fiscal 2006	(597)	—	(438)	(1,035)
Noncash Utilization in 2006	—	(270)	—	(270)

Balance June 3, 2006	199	—	—	199

Fiscal 2005 PC Review Plan

Balance May 29, 2004	—	—	—	—

Expensed in Fiscal 2005	7,613	32,426	(6,912)	33,127
Cash Paid in Fiscal 2005	—	—	(1)	(1)
Noncash Utilization in 2005	—	(32,426)	6,913	(25,513)

Balance May 28, 2005	7,613	—	—	7,613

Expensed in Fiscal 2006	(407)	(13,769)	1,884	(12,292)
Cash Paid in Fiscal 2006	(6,313)	—	(2,492)	(8,805)
Noncash Utilization in 2006	—	13,769	706	14,475

Balance June 3, 2006	893	—	98	991

Software Write-off

Balance May 29, 2004	—	—	—	—

Expensed in Fiscal 2005	—	4,509	—	4,509
Cash Paid in Fiscal 2005	—	—	—	—
Noncash Utilization in 2005	—	(4,509)	—	(4,509)

Balance May 28, 2005	—	—	—	—

Fiscal 2006 PC Review Plan

Balance May 28, 2005	—	—	—	—

Expensed in Fiscal 2006	6,163	(14,401)	3,025	(5,213)
Cash Paid in Fiscal 2006	(5,163)	—	(2,980)	(8,143)
Noncash Utilization in 2006	—	14,401	—	14,401

Balance June 3, 2006	1,000	—	45	1,045

Accounting Office Closings

Balance May 28, 2005	—	—	—	—

Expensed in Fiscal 2006	345	—	—	345
Cash Paid in Fiscal 2006	—	—	—	—
Noncash Utilization in 2006	—	—	—	—

Balance June 3, 2006	345	—	—	345

Consolidated

Balance May 31, 2003	1,205	—	2,039	3,244

Expenses in Fiscal 2004	3,617	1,170	7,279	12,066
Cash Paid in Fiscal 2004	(3,462)	—	(4,915)	(8,377)
Noncash Utilization in 2004	—	(1,170)	—	(1,170)

Balance May 29, 2004	1,360	—	4,403	5,763

Expensed in Fiscal 2005	12,754	43,745	(2,206)	54,293
Cash Paid in Fiscal 2005	(5,650)	—	(7,466)	(13,116)
Noncash Utilization in 2005	—	(43,745)	5,269	(38,476)

Balance May 28, 2005	8,464	—	—	8,464

Expensed in Fiscal 2006	6,101	(38,570)	5,282	(27,187)
Cash Paid in Fiscal 2006	(12,128)	—	(5,845)	(17,973)
Noncash Utilization in 2006	—	38,570	706	39,276

Balance June 3, 2006	$2,437	$—	$143	$2,580

Summarized below are the cumulative restructuring charges recognized through fiscal 2006 for all plans discussed, as well as expected remaining charges through plan completion. Most of the remaining costs are expected to be incurred during fiscal 2007.
Cumulative restructuring (credits) charges by plan (dollars in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Fiscal 2003 Plan	$4,304	$1,474	$6,825	$12,603

Fiscal 2004 Plan	2,537	(8,083)	7,002	1,456

Fiscal 2005 Consolidation & RIF Plan	5,575	6,389	2,583	14,547

Fiscal 2005 PC Review Plan	7,206	18,657	(5,028)	20,835

Software Write-off	—	4,509	—	4,509

Fiscal 2006 PC Review Plan	6,163	(14,401)	3,025	(5,213)

Accounting Office Closings	345	—	—	345

Expected remaining restructuring charges by plan (dollars in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(1)	Other	Total
Fiscal 2005 Consolidation & RIF Plan	$—	$—	$374	$374

Fiscal 2005 PC Review Plan	—	1,135	1,037	2,172

Fiscal 2006 PC Review Plan	—	—	1,248	1,248

Accounting Office Closings	400	—	—	400

(1) Excludes gains expected to be realized on subsequent sales of real property.
16. Reorganization Charges
For the years ended June 3, 2006 and May 28, 2005, reorganization charges are as follows:

	Fifty-Three Weeks Ended		Fifty-Two Weeks Ended

	June 3, 2006		May 28, 2005

	Reorganization	Cash	Reorganization	Cash
	Charges	Payments	Charges	Payments

	(dollars in thousands)
Professional fees	$35,089	$35,211	$33,184	$27,269
Employee retention expenses (See Note 13)	6,047	4,332	5,641	1,934
Lease rejections	937	—	(427)	(140)
Interest income	(4,461)	(3,562)	(537)	(537)
Gain on sale of assets	(597)	(597)	(1,655)	(1,655)
Write-off of debt fees	—	—	3,000	—

Reorganization charges, net	$37,015	$35,384	$39,206	$26,871

17. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended

	June 3,	May 28,	May 29,
	2006	2005	2004

Statutory federal tax rate	35.0%	35.0%	35.0%
State income tax, net	1.1	2.6	1.8
Non-deductible goodwill impairment	—	(15.8)	—
Valuation allowance increase	(25.9)	(14.7)	—
Adjustments to prior year tax reserve and refundable credits	1.8	2.0	3.2
Other	(1.1)	(0.3)	(0.1)

	10.9%	8.8%	39.9%

The income tax benefit recorded during fiscal 2006 primarily consists of tax benefits realized during the year. We received state approval for additional refundable tax credits related to prior years. We also utilized a specific statutory federal net operating loss provision that permits a 10-year carryback in order to file a claim for refund of previously paid tax.
In fiscal 2006, 2005, and 2004, we adjusted our estimate for prior year tax accruals based upon a review of recently closed tax audits, amended filings, and the status of prior tax years relative to the statutes of limitation in the jurisdictions in which we conduct business.
The components of the provision for (benefit from) income taxes are as follows:

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended

	June 3,	May 28,	May 29,
	2006	2005	2004

	(dollars in thousands)
Current
Federal	$(9,759)	$(38,534)	$(14,023)
State	(4,153)	(5,755)	(2,809)

	(13,912)	(44,289)	(16,832)

Deferred
Federal	(1,508)	6,953	(4,785)
State	(173)	797	(551)

	(1,681)	7,750	(5,336)

	$(15,593)	$(36,539)	$(22,168)

Temporary differences and carryforwards which give rise to the deferred income tax assets and liabilities are as follows:

	June 3,	May 28,
	2006	2005

	(dollars in thousands)
Deferred tax liabilities:
Property and equipment	$(127,815)	$(143,426)
Intangibles	(43,415)	(41,849)
Other	(9,908)	(6,190)

Gross deferred tax liabilities	(181,138)	(191,465)

Deferred tax asset:
Payroll and benefits accruals	87,189	96,509
Self-insurance reserves	79,835	78,503
Net operating loss carryforwards	41,302	16,945
Other	16,010	4,997

Gross deferred tax assets	224,336	196,954
Less: Valuation allowance	(98,193)	(62,165)

Net deferred tax asset	126,143	134,789

Net deferred tax liability	$(54,995)	$(56,676)

Our deferred tax assets and liabilities are included in our consolidated balance sheets as follows:

	June 3,	May 28,
	2006	2005

	(dollars in thousands)
Other current assets	$22,824	$33,496
Deferred income taxes (non-current)	(77,819)	(90,172)

Net deferred tax liability	$(54,995)	$(56,676)

As of June 3, 2006, we have a federal net operating loss carryforward of $106.8 million which expires in May 2025 and May 2026 and state net operating loss carryforwards which expire by May 2026. We also have a federal Alternative Minimum Tax Credit which can be carried forward indefinitely of $0.7 million.
We provide a valuation allowance against deferred tax assets, if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
During 2005, we recorded a valuation allowance of $5.6 million related to deferred tax assets originating in prior years due to a change in circumstances causing a change in judgment about our ability to realize the value of the assets. During fiscal years 2006 and 2005 we recorded additional valuation allowances relating to deferred tax assets originating in those years.
18. Commitments and Contingencies
In the third quarter of fiscal 2004, we entered into a long-term arrangement with a third party to perform certain information technology functions. This agreement was subsequently amended in April 2005. The commitments under this amended agreement for fiscal 2007 through fiscal 2009 are approximately $8.9 million, $9.0 million and $6.8 million, respectively. Beginning in fiscal 2007, we may cancel this agreement upon six months’ notice, but in the event of our cancellation, we would be required to pay termination fees related to the third party’s initial costs and out-of-pocket costs associated with discontinuing those services. The termination fees decrease over the term of the agreement.
In the fourth quarter of fiscal 2004, we entered into a long-term arrangement with a third party to perform certain finance and data maintenance administrative functions. This agreement was subsequently amended in April 2005. The commitments under this amended agreement are approximately $5.0 million each for fiscal 2007 through fiscal 2010 and $3.9 million in fiscal 2011. Beginning in fiscal 2007, we may cancel this agreement upon six months’ notice.
We entered into a long-term arrangement with a third party to perform certain data center services functions. The commitments under this agreement are approximately $2.4 million each for fiscal 2007 and 2008 and $1.8 million for fiscal 2009.We may cancel this agreement upon six months’ notice, but in the event of our cancellation, we would be required to pay termination fees related to the third party’s initial costs and out-of-pocket costs associated with discontinuing those services. The termination fees decrease over the term of the agreement.
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
In February and March 2003, seven putative class actions were brought against us and certain of our current or former officers and directors in the United States District Court for the Western District of Missouri. The lead case is known as Smith, et al. v. Interstate Bakeries Corp., et al., No. 4:03-CV-00142 FJG (W.D. Mo.). The seven cases have been consolidated before a single judge and a lead plaintiff has been appointed by the Court. On October 6, 2003, plaintiffs filed their consolidated amended class action complaint. The putative class covered by the complaint is made up of purchasers or sellers of our stock between April 2, 2002 and April 8, 2003. On March 30, 2004, we and our insurance carriers participated in a mediation with the plaintiffs. At the end of that session, the parties reached a preliminary agreement on the economic terms of a potential settlement of the cases in which our insurers would contribute $15.0 million and we would contribute $3.0 million. We also agreed with plaintiffs and our carriers to work towards the resolution of any non-economic issues related to the potential settlement, including documenting and implementing the parties’ agreement. On September 21, 2004, the parties executed a definitive settlement agreement consistent with the terms of the agreement reached at the mediation. The settlement agreement was subject to court approval after notice to the class and a hearing. In connection with the potential settlement, we recorded a charge of $3.0 million during fiscal 2004, which is classified in liabilities subject to compromise at June 3, 2006.
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
In addition, the uncertainty created by the threat of a change of control of our Board of Directors as contemplated by the Delaware Action is undermining (i) our permanent CEO search process, (ii) the development of a credible long- term business plan for the Company based on current results, (iii) the exploration of potential availability of financing for the Company to facilitate a plan of reorganization to emerge from Chapter 11, (iv) our ability to regain lost customers and take advantage of new business opportunities and (v) the availability of adequate credit terms from our vendors and creditors. These activities are vital components of our restructuring process, and if such uncertainty persists, it could have an adverse affect on the success of our restructuring process, as well as our financial condition, results of operations and cash flows.
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
19. Stock Repurchases
Since May 11, 1999, our Board of Directors has authorized the purchase of approximately 11.0 million shares of our common stock. Prior to the Chapter 11 filing, management had the discretion to determine the number of the shares to be purchased, as well as the timing of any such purchases, with the pricing of any shares repurchased to be at prevailing market prices. As of June 3, 2006, approximately 7.4 million shares of IBC common stock were available to be purchased under this stock repurchase program. As a result of our bankruptcy filing and restrictions imposed by the DIP Facility however, the program has been effectively suspended since the filing.
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
The following is the reconciliation between basic and diluted weighted average shares outstanding used in our earnings (loss) per share computations:

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended

	June 3,	May 28,	May 29,
	2006	2005	2004

	(in thousands)
Weighted average common shares outstanding:
Basic and diluted	45,124	45,010	44,868

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock, deferred shares awarded, and our 6% senior subordinated convertible notes totaling approximately 14.5 million,

13.3 million, and 6.8 million for fiscal 2006, 2005, and 2004, respectively, because their effect would have been antidilutive. Due to our reported net loss for fiscal 2006, 2005 and 2004, diluted loss per share amounts are not adjusted for the effect of dilutive stock awards.
Dividends per common share were zero for fiscal 2006 and 2005, and $0.21 for fiscal 2004. In March 2004, we announced that our Board of Directors had suspended the dividend on our common stock effective for the fourth quarter of fiscal 2004. Under an August 12, 2004 amendment to our senior secured credit facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
22. Comprehensive Loss
Reconciliations of net loss to comprehensive loss are as follows:

	Fifty-Three	Fifty-Two
	Weeks	Weeks
	Ended	Ended

	June 3,	May 28,	May 29,
	2006	2005	2004

	(dollars in thousands)
Net loss	$(128,317)	$(379,280)	$(33,370)

Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of income taxes of $0, $0, and $2,410, respectively	—	(96)	4,017
Loss on interest rate swaps reclassified to interest expense, net of income taxes of $0, $0, and $3,380, respectively	—	816	5,634
Commodity derivative (gains) losses reclassified to cost of products sold, net of income taxes of $0, $0, and $2,537, respectively	(671)	275	(4,229)
Minimum pension liability adjustment, net of income taxes of $0, $0, and $4,316, respectively	4,328	(3,918)	7,178

	3,657	(2,923)	12,600

Comprehensive loss	$(124,660)	$(382,203)	$(20,770)

The balance of accumulated other comprehensive loss consists of the following:

	June 3,	May 28,
	2006	2005

	(dollars in thousands)
Derivative instruments	$—	$671
Minimum pension liability adjustment	(3,878)	(8,206)

Total	$(3,878)	$(7,535)

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
Wholesale operations – Our wholesale operations accounted for approximately 88.3% and 88.0% of our fiscal 2006 and 2005, respectively, net sales and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.
Retail operations – Our retail operations generated approximately 11.7% and 12.0% of our fiscal 2006 and 2005, respectively, net sales and consists of five regions that sell our baked goods and other food items.
Our reportable segments are strategic business units that are managed separately using different marketing strategies.
During fiscal 2006, one customer accounted for approximately $410.3 million or 15.2% and 13.4% of our wholesale operations and total consolidated 2006 fiscal net sales, respectively. In 2005, the same customer accounted for approximately $412.0 million or 13.8% and 12.1% of our wholesale operations and total consolidated 2005 fiscal net sales, respectively. No other customer accounted for 10% or more of our consolidated net sales. The top five customers accounted for approximately 29.2% and 25.7% of our wholesale operations and total consolidated 2006 fiscal net sales, respectively, compared to fiscal 2005 of 27.7% and 24.3%, respectively.
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
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations. Intersegment transfers of products at cost aggregated approximately $120.7 million and $146.0 million for the fiscal years ended June 3, 2006 and May 28, 2005, respectively.
With the way we tracked and allocated expenses, along with our accounting software systems in use prior to June 2004, we did not have the ability to produce segment level income statement information other than net sales and to generate this information manually would be impracticable. Therefore, our segment information provided in the table below is for fiscal 2006 and 2005 only. For fiscal 2004, reportable segment net sales consisted of $3,036.3 million for Wholesale Operations and $431.3 million for Retail Operations, totaling $3,467.6 million.

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended

	June 3, 2006	May 28, 2005

	(dollars in thousands)
Net Sales
Wholesale operations	$2,701,751	$2,995,481
Retail operations	358,722	408,024

Total net sales	$3,060,473	$3,403,505

Operating Income (Loss)
Wholesale operations	$(7,353)	$43,874
Retail operations	10,682	7,264

	3,329	51,138
Corporate	(59,697)	(386,674)

Total operating loss	(56,368)	(335,536)

Interest expense	52,504	41,430
Reorganization charges	37,015	39,206
Other income	(2,994)	(353)

	86,525	80,283

Loss before income taxes and cumulative effect of accounting change	(142,893)	(415,819)
Provision (benefit) for income taxes	(15,593)	(36,539)

Loss before cumulative effect of accounting change	(127,300)	(379,280)
Cumulative effect of accounting change	(1,017)	—

Net Loss	$(128,317)	$(379,280)

24. Subsequent Events
Effective with the eighth amendment to the DIP Facility, on August 25, 2006, certain funds restricted as to use under the DIP Facility were released, fifty percent for general corporate purposes and fifty percent going to partially repay our senior pre-petition loans. The total amount of such restricted cash subject to the eighth amendment was approximately $90.7 million at August 25, 2006.
See Note 18. Commitments and Contingencies for subsequent event discussion related to the ABA Plan.

25. Quarterly Financial Information (Unaudited)
Summarized unaudited quarterly financial information for the fiscal years ended June 3, 2006 and May 28, 2005 is as follows (each quarter represents a period of twelve weeks except the third quarters, which cover sixteen weeks and the fourth quarter of 2006, which covers thirteen weeks):

	First	Second	Third	Fourth

	(dollars in thousands, except per share data)
2006
Net sales	$744,649	$702,381	$874,809	$738,634
Cost of products sold (exclusive of depreciation and amortization)	370,413	357,022	455,740	369,556
Operating loss	9,504	(41,928)	(19,859)	(4,085)
Loss before cumulative effect of accounting change	(6,987)	(53,325)	(42,634)	(24,354)
Net loss	(6,987)	(53,325)	(42,634)	(25,371)

Basic and diluted loss per share before cumulative effect of accounting change	(0.15)	(1.18)	(0.94)	(0.54)

	First	Second	Third	Fourth

	(dollars in thousands, except per share data)
2005
Net sales	$811,977	$798,711	$1,003,075	$789,742
Cost of products sold (exclusive of depreciation and amortization)	413,078	412,883	506,101	391,992
Operating loss	(248,408)	(17,978)	(27,496)	(41,654)
Net loss	(243,466)	(34,011)	(45,327)	(56,476)

Basic and diluted loss per share	(5.42)	(0.76)	(1.01)	(1.25)
Fiscal 2006 first quarter results include net restructuring credits of approximately $4.7 million, or $0.10 per diluted share, relating to certain closings and restructurings charges of bakeries and bakery outlets and other cost reductions net of gains realized on the sale of the related assets and settlement of an income tax gain contingency of approximately $4.0 million, or $0.09 per diluted share. Fiscal 2006 second quarter results include net restructuring charges of approximately $16.4 million, or $0.36 per diluted share, relating to certain closings and restructurings of bakeries and bakery outlets and other cost reductions net of gains realized on the sale of the related assets and a settlement of a gain contingency of approximately $2.8 million, or $0.06 per diluted share. Fiscal 2006 third quarter results include net restructuring credits of approximately $33.3 million, or $0.74 per diluted share, relating to certain closings and restructurings of bakeries and bakery outlets and other cost reductions net of gains realized on the sale of the related assets. Fiscal 2006 fourth quarter results include net restructuring credits of approximately $5.5 million, or $0.12 per diluted share, relating to certain closings and restructurings of bakeries and bakery outlets and other cost reductions net of gains realized on the sale of the related assets; and a machinery and equipment impairment of approximately $4.8 million, or $0.11 per diluted share. Included in depreciation and amortization expense is approximately $14.1 million, $13.5 million, $18.3 million, and $13.8 million in the first, second, third, and fourth quarters of fiscal 2006, respectively, that relates to property and equipment used in our production process.
Fiscal 2005 first quarter results include restructuring charges of approximately $7.3 million, or $0.16 per diluted share, related to the closing of certain bakeries and bakery outlets, our goodwill write-off of approximately $215.3 million, or $4.79 per diluted share, which resulted from our impairment testing of intangible assets, a tax valuation allowance of approximately $5.6 million, or $0.13 per diluted share, related to our evaluation of the recoverability of our deferred tax assets, and approximately $8.7 million, or $0.19 per diluted share, related to the settlement of two class action lawsuits. Fiscal 2005 second quarter results include restructuring charges of approximately $6.0 million, or $0.13 per diluted share, related to the closing of certain bakeries and bakery outlets, the write-off of our prior-service cost assets of approximately $12.4 million, or $0.28 per diluted share, related to a curtailment loss from the suspension of our SERP, a reversal of amounts accrued during fiscal 2004 of approximately $5.0 million, or $0.11 per diluted share, related to our decision to forego the calendar year 2004 discretionary company contribution to our defined contribution retirement plan, and a write-off of capitalized software costs of approximately $4.4 million, or $0.10 per diluted share, related to abandonment of the final phase of a large software project. Fiscal 2005 third quarter results include restructuring charges of approximately $6.9 million, or $0.15 per diluted share, related to the closing of certain bakeries and bakery outlets. Fiscal 2005 fourth quarter results include restructuring charges of approximately $34.1 million, or $0.76 per diluted share, related to the closing of certain bakeries and bakery outlets and a write-off of trademarks and trade names of approximately $14.2 million, or $0.31 per diluted share, related to impairment testing and planned dispositions of certain properties. Included in depreciation and amortization expense is approximately $16.9 million, $15.9 million, $21.9 million, and $15.5 million in the first, second, third, and fourth quarters of fiscal 2005, respectively, that relates to property and equipment used in our production process.

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
Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended June 3, 2006, fairly present our financial condition and results of operations for the fiscal years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.
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
Management assessed the effectiveness of the company’s internal control over financial reporting as of June 3, 2006, the end of the fiscal period covered by this report.
Management’s assessment efforts undertaken in fiscal 2006 were conducted using the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the company’s internal control over financial reporting was not effective as of June 3, 2006. As a result of its continuing efforts during the Chapter 11 proceedings, including the associated additional accounting and financial reporting requirements and the PC review and consolidation process, which required the time of personnel that would otherwise have been available for the remediation efforts, management was unable to take necessary corrective actions to remediate the following identified material weaknesses, which in some cases are made up of multiple deficiencies as of June 3, 2006:

Ineffective Control Environment – Insufficient Resources: We did not have an adequate number of personnel with the requisite expertise in the key areas of finance and accounting and benefits.
Financial Statement Closing Process: The controls over the financial statement closing process did not operate effectively. Due to the personnel shortage and the additional requirements associated with the Chapter 11 proceedings, the Company has not been able to file required reports with the SEC on a timely basis, nor have we been able to perform related internal control activities including reconciliations and financial statement reviews on a timely basis.
Accrued Compensated Absences: We did not maintain effective controls over the tracking, recording and valuation of the accrued compensated absences liabilities related to our employees. Specifically, effective controls were not designed and in place to ensure that appropriate tracking mechanisms were adequately functioning, employee eligibility data was accurate and all applicable rules were accurately and consistently applied to each employee.
Recording Purchases and Processing Expenditures: We did not maintain effective controls over the complete, accurate and timely processing of purchase and expenditure transactions. Specifically, our ineffective controls included those necessary to ensure all vendors invoices were being received, reviewed, approved, processed and recorded accurately and in the proper accounting period.
Information Technology Access Controls: We did not maintain effective controls over access to information technology programs and systems. Specifically, we did not have adequate policies and procedures to control security and access, there were inadequate controls restricting access to such programs and systems by information technology personnel and there was a lack of periodic, independent review and monitoring of such access.
Use of Third Party Specialists: We did not maintain effective controls over data provided to third party specialists or the services of the third party specialists themselves. Specifically, our ineffective controls included the failure to review and evaluate all data to be provided to third party specialists.
Third Party Service Providers: Our ineffective controls included the failure to review and evaluate the potential impact of the third party service providers’ work on our financial statements and the internal controls over their processes.
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
Management has discussed the material weaknesses noted above with the Audit Committee of the Board of Directors and our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

Our independent registered public accountant, Deloitte & Touche LLP (“Deloitte”), audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as of June 3, 2006 and they have issued their report which appears on pages 110-112, which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting as of June 3, 2006 due to the material weaknesses as noted above.
Changes in Internal Control over Financial Reporting
We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. The following changes in our internal control over financial reporting were instituted subsequent to the end of fiscal 2005:
The following material weaknesses were identified by management as of May 28, 2005, and have been remediated, or partially remediated, during the fourth quarter of our fiscal year ended June 3, 2006:
•	Ineffective Control Environment–Tone at the Top: Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. We have completed the design, documentation, evaluation and communication of standardized policies and procedures pertaining to all of the processes that are part of our internal control over financial reporting. Management has communicated its endorsement and reinforced its commitment to maintaining sound and effective internal controls over financial reporting. In addition, management has assessed the effectiveness of designed internal controls over financial reporting at all levels of the organization.

•	Accounting for Pension Plan Obligations: We did not maintain effective controls over the existence, accuracy, completeness, valuation and disclosure of our non-company sponsored pension plans to which the company makes contributions on behalf of certain of its employees. Specifically, effective controls were not designed and in place to ensure that the Company’s participation in such pension plans were accounted for properly, and the amount of the Company’s obligations under such plans were properly recorded. Pension accounting has been reviewed for all plans to determine that the accounting and valuation of our obligations is appropriate. In addition, we have added controls to monitor activity and determine that changes to individual plan provisions are approved and appropriately reflected in our financial statements.

•	Establishing Self-Insurance Reserves: We did not maintain effective controls over the completeness, valuation and disclosure of our workers’ compensation liability risks and related expense accounts. Specifically, effective controls were not designed and in place to ensure that estimation of these self-insurance liabilities were reviewed and approved by appropriate personnel and that personnel had access to appropriate information to assess such reserves. Internal controls have been implemented to determine the completeness, valuation and disclosure of our worker’s compensation liability, including the appropriate management review of established reserves.

•	Lease Capitalization: We did not maintain effective controls over the existence, accuracy, completeness and accounting for leases. Specifically, effective controls were not designed and in place to ensure that leases were properly accounted for or disclosed as either capital or operating leases. Management has performed a review of existing leases and has implemented appropriate internal controls related to any new leasing activity to determine proper accounting classification and disclosure.

•	Property and Equipment: We did not maintain effective controls in our accounting for property and equipment. Specifically, we did not have a comprehensive formal policy regarding property and equipment. As a result, asset retirements or potentially idle or obsolete assets were not identified and their values were not appropriately assessed and adjusted.

Procedures have been documented and centralized internal controls have been added to enhance the proper accounting for property and equipment. In addition, management has performed a physical inventory of a substantial portion of the company’s fixed assets to determine proper accounting and financial statement disclosure.
We still believe that the material weaknesses noted as of June 3, 2006, continue to exist as of the date of this filing, however we have taken the following corrective actions subsequent to June 3, 2006, to address these material weaknesses:
•	additional personnel have been hired and service providers continue to be utilized to address shortfalls in staffing and assist us with accounting, finance and benefits responsibilities;

•	we have filed our consolidated financial statements contained in our quarterly and annual reports for the fiscal years ended May 29, 2004, May 28, 2005 and June 3, 2006, and continue to address the requirements associated with the Chapter 11 proceedings and the shortage of resources which have affected the timely filing of our required SEC reports;

•	we have made progress in automating controls related to employee accrued compensated absences;

•	our controls over the recording of purchases and the processing of expenditures are being improved through the documentation and communication of formalized procedures for the authorization and approval of purchases and expenditures;

•	policies have been issued and controls have been added or are in the process of being added to appropriately restrict and monitor access to information technology programs and systems;

•	we have established improved controls over the completeness and accuracy of data provided to third party specialists;

•	we are in the process of evaluating the significance of third party service providers and their individual impact on our financial statements and the extent of the evaluation of their controls that is required;

•	contracting authority for the review and approval of new contracts and other commitments has been defined, communicated and redistributed and a database is being maintained and distributed to improve appropriate communication, accounting and disclosure; and

•	we are in the process of establishing improved controls over the accurate and timely identification of ongoing restructuring and reorganization activities associated with the bankruptcy.
Efforts to remediate our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2007 and beyond. There remains a risk that we will not adequately correct any identified weaknesses in our internal control over financial reporting or fail to prevent or detect a material misstatement of our annual or interim financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Interstate Bakeries Corporation
Kansas City, Missouri
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Interstate Bakeries Corporation (Debtor-in-Possession) and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 3, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses, which in some cases are made up of multiple deficiencies, have been identified and included in management’s assessment as of June 3, 2006:
Ineffective Control Environment — Insufficient Resources: The Company did not have an adequate number of personnel with the requisite expertise in the key control areas of finance and accounting and benefits. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.
Financial Statement Closing Process: The controls over the financial statement closing process did not operate effectively. The Company has not filed required reports with the Securities and Exchange Commission on a timely basis, nor has the Company performed related internal control activities including reconciliations and financial statement reviews on a timely basis. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.
Accrued Compensated Absences: The Company did not maintain effective controls over the tracking, recording and valuation of the accrued compensated absences liabilities related to its employees. Specifically, effective controls were not designed and in place to ensure that appropriate tracking mechanisms were adequately functioning, employee eligibility data was accurate and all applicable rules were accurately and consistently applied to each employee. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.
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
Information Technology Access Controls: The Company did not maintain effective controls over access to information technology programs and systems. Specifically, the Company did not have adequate policies and procedures to control security and access, there were inadequate controls restricting access to such programs and systems by information technology personnel and there was a lack of periodic, independent review and monitoring of such access. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.
Use of Third Party Specialists: The Company did not maintain effective controls over data provided to third party specialists or the services of the third party specialists themselves. Specifically, the Company’s ineffective controls included the failure to review and evaluate all data provided to third party specialists. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

Third Party Service Providers: The Company’s ineffective controls included the failure to review and evaluate the potential impact of third party service providers' work on the Company's financial statements and the internal controls over its processes. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.
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
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 3, 2006, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 3, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 3, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 3, 2006, of the Company and our report thereon, dated December 20, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs relating to the Company’s status under Chapter 11 of the Federal Bankruptcy Code, the Company’s ability to continue as a going concern, and a change in accounting principle.
DELOITTE & TOUCHE LLP
Kansas City, Missouri
December 20, 2006

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Board of Directors
Set forth below is the name, age, date first elected and present principal occupation or employment, five-year employment history, and other directorships of our Board of Directors.

		Director
Name	Age	Since	Principal Occupation or Employment for the Last Five Years and Directorships

Michael J. Anderson [1,3,4]	55	1998	President and Chief Executive Officer of The Andersons, Inc., a diversified agribusiness and retailing company, for more than five years. Mr. Anderson is a director of The Andersons, Inc. and Fifth Third BancCorp of Northwest Ohio.

G. Kenneth Baum [3]	76	1988	Chairman of the Board of George K. Baum Group, Inc., an investment company, for more than five years.

Leo Benatar [4]	76	1991	Chairman of the Board of IBC since September 2004; Principal for Benatar & Associates, a consulting firm, for more than five years. Mr. Benatar is a director of Mohawk Industries, Inc., PAXAR Corporation and Aaron Rents, Inc.

Robert B. Calhoun [2,3]	64	1991	Managing Director of Monitor Clipper Partners, a private equity investment firm, for more than five years. Mr. Calhoun is a director of Avondale Mills, Inc. and The Lord Abbett Family of Funds.

Frank E. Horton [l,2]	67	1992	Principal Associate, Horton & Associates, Consultants in Higher Education, Bayfield, Colorado, for more than five years; Executive Consultant to the Provost, University of Missouri – Kansas City, July 2003 to June 2004; and Interim Dean of Biological Sciences, University of Missouri — Kansas City, August 2002 to February 2003.

Richard L. Metrick [2,4]	65	2000	Senior Managing Director in the Investment Banking Department of Bear Stearns & Co., Inc. for more than five years.

William P. Mistretta[1]	50	2006	Senior Operations Executive for a division of the U.S. operations of Compass Group PLC, a company specializing in providing food, vending and related services, since March 2006; Vice President of Operations of Aramark Uniform and Career Apparel, Inc., a company that provides both rental and direct marketing of uniforms and career apparel, May 2004 to April 2005; Senior Vice President of Operations of The B. Manishewitz Company, the nation’s largest manufacturer of processed kosher food products, May 2003 to May 2004; Co-Founder of American Baked Ingredients, LLC, January 2001 to May 2003.

Ronald L. Thompson [1,4]	57	2003	Retired October 2005; Chairman of the Board and Chief Executive Officer of Midwest Stamping Company, a manufacturer of stamped metal components and assemblies for the automotive industry, for more than four years prior thereto. Mr. Thompson is a Trustee of the Teachers Insurance and Annuity Association.

David N. Weinstein[2]	47	2006	Chairman of the Board of Pioneer Companies, Inc., a company that manufactures and markets chlorine, caustic soda and related products in North America, January 2002 to December 2005; Chairman of the Board of York Research Corporation, a company that develops, owns and markets environmentally friendly projects and products, November 2002 to June 2004; Managing Director and Head of High Yield Origination and Capital Markets of BNP Paribas, a company specializing in corporate, retail and investment banking, March 2000 to February 2002.

1	Member of the Audit Committee

2	Member of the Compensation Committee

3	Member of the Nominating/Corporate Governance Committee

4	Member of the Executive Committee

Audit Committee
The Board of Directors has appointed an Audit Committee consisting of four independent directors: Michael J. Anderson, Frank E. Horton, Ronald L. Thompson and in fiscal 2007 William P. Mistretta. Mr. Anderson serves as Chairman of the Audit Committee and has been determined by the Board of Directors to be a financial expert under applicable SEC and NYSE regulations. The Audit Committee hires our independent auditors, reviews with the auditors the scope and results of the audit, reviews with our internal auditors the scope and results of our internal audit procedures, reviews the independence of the auditors and non-audit services provided by the auditors, considers the range of audit and non-audit fees, reviews with our independent auditors and management the effectiveness of our system of internal accounting controls and makes inquiries into other matters within the scope of its duties. The Audit Committee is governed by a written charter adopted by our Board of Directors, which is available on our website at www.interstatebakeriescorp.com and available in print to any stockholder upon request.
Executive Officers
Set forth below is the name, age and present principal occupation or employment and five-year employment history of each of our executive officers. The executive officers serve at the pleasure of the Board of Directors. The business address of each person listed below is 12 East Armour Boulevard, Kansas City, Missouri 64111, except for the business address of Mr. Willson, which is 4100 East Broadway, Suite 150, Phoenix, Arizona 85040.

Name	Age	Present Principal Occupation or Employment and Five-Year Employment History

Antonio C. Alvarez II [1]	58	Chief Executive Officer of IBC since September 2004; and Managing Director of Alvarez & Marsal LLC, a professional services firm, for more than three years prior thereto.

Michael D. Kafoure	57	President and Chief Operating Officer of IBC for more than the past five years.

John K. Suckow [1]	47	Executive Vice President and Chief Restructuring Officer of IBC since September 2004; Managing Director of Alvarez & Marsal LLC, a professional services firm, since July 2002; and Partner at Arthur Andersen LLP, a public accounting firm, for more than one year prior thereto.

Ronald B. Hutchison	56	Executive Vice President and Chief Financial Officer of IBC since July 2004; Executive Vice President of Aurora Foods, a branded food manufacturing company, from June 2003 to March 2004; Executive Vice President of Kmart Corporation, an operator of consumer retail stores, from January 2002 to May 2003; and Executive Vice President and Chief Financial Officer of Advantica Restaurant Group, Inc., parent company of the Denny’s Corporation restaurant chain, for more than one year prior thereto.

Kent B. Magill	54	Executive Vice President, General Counsel and Corporate Secretary of IBC since August 2005; Vice President, General Counsel and Corporate Secretary of IBC from June 2002 to August 2005; and Associate General Counsel of IBC from November 2000 to June 2002.

Robert P. Morgan	51	Executive Vice President – Wholesale Business Unit, Upper Midwest, North Central and Northeast PCs of IBC since October 2005; Executive Vice President – Sales and Trade Marketing Strategy from October 2003 to October 2005; Executive Vice President – Eastern Division from February 2000 to August 2002; Executive Vice President – Central Division from April 1999 to October 2003.

Steven V. Proscino	52	Executive Vice President – Wholesale Business Unit, Southeast, Mid-Atlantic and Florida PCs of IBC since October 2005; Executive Vice President – Wholesale Business Unit, Eastern Region of IBC from January 2005 to October 2005; Partner at Q6, LLC, a company specializing in the design and implementation of performance improvement programs for Fortune 500 companies, from January 2003 to January 2005; and Executive Vice President of Earthgrains/Sara Lee Corporation, a company engaged in the manufacture and distribution of wholesale baked goods, for more than two years prior thereto.

Name	Age	Present Principal Occupation or Employment and Five-Year Employment History

Richard C. Seban	54	Executive Vice President and Chief Marketing Officer of IBC since August 2005; President and Chief Operating Officer of High Liner Foods, Inc., a Nova Scotia based processor and marketer of frozen seafood and pasta products, for more than four years prior thereto.

Richard D. Willson	58	Executive Vice President – Wholesale Business Unit, Western Region of IBC since June 2004; and Executive Vice President of the Western Division of IBC for more than three years prior thereto.

J. Randall Vance	46	Senior Vice President – Finance and Treasurer of IBC since September 2004; Vice President and Treasurer of Farmland Industries, Inc. a diversified agribusiness cooperative, from July 2002 to January 2004; and Assistant Treasurer of Farmland Industries, Inc. from 2000 to July 2002.

Laura D. Robb	48	Vice President and Corporate Controller of IBC since July 2002 and Assistant Corporate Controller of IBC for more than 2 years prior thereto.

Melvin H. Ghearing	57	Vice President – Bakery Outlet Business Unit since June 2004 and Vice President – Retail Operations for more than three years prior thereto.

1	Messrs. Alvarez and Suckow, as employees of A&M, were designated as officers of IBC pursuant to an amended and restated letter agreement dated as of September 21, 2004, further amended and restated as of October 14, 2004 and amended on July 18, 2005 and elected by the Board of Directors in September 2004, April 2005, and March 2006.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors and persons who beneficially own more than 10% of the common stock (‘reporting persons’) file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms and amendments thereto furnished to us and written representations from the executive officers and directors, to our knowledge, all forms required to be filed by reporting persons of IBC during fiscal 2006 were timely filed pursuant to Section 16(a) of the Exchange Act, except for the late filing of a Form 4 for each of Messrs. Ghearing and Hutchison related to disclaiming the portion of his restricted stock award that was scheduled to vest during fiscal 2006.
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

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information concerning compensation received for each of the last three fiscal years by (i) the person who served as our Chief Executive Officer during our fiscal year ended June 3, 2006, (ii) our four other most highly compensated executive officers as of June 3, 2006, and (iii) one individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer of IBC on June 3, 2006 (the individuals in (i), (ii), and (iii) are collectively referred to as the “Named Executive Officers”).

					Long-Term Compensation
			Annual Compensation		Awards		Payouts
					Restricted	Securities
				Other annual	stock	Underlying	LTIP	All other
			Bonus	compensation	award(s)	Options/SARs	payouts	Compensation[1]
	Year	Salary ($)	($)	($)	($)	(#)	($)	($)
Name and principal position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Antonio C. Alvarez II [2]	2006	1,800,000	—	—	—	—	—	—
Chief Executive Officer	2005	1,274,250	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—
Michael D. Kafoure	2006	496,313	219,127	—	—	—	—	13,151
President and Chief	2005	486,948	—	—	—	—	—	13,687
Operating Officer	2004	480,537	—	—	399,578 [3]	—	—	22,787
Ronald B. Hutchison	2006	356,731	157,500	—	—	—	—	9,564
EVP and Chief	2005	313,653	—	—	221,000 [4]	—	—	54,715
Financial Officer	2004	—	—	—	—	—	—	—
John K. Suckow [2]	2006	1,482,900	—	—	—	—	—	—
EVP and Chief	2005	1,117,200	—	—	—	—	—	—
Restructuring Officer	2004	—	—	—	—	—	—	—
Kent B. Magill	2006	272,274	110,745	—	—	—	—	11,660
EVP, General Counsel and Corporate	2005	228,879	—	—	—	—	—	7,751
Secretary	2004	225,196	30,000	—	170,894 [3]	—	—	23,678
Jacques E. Roizen [2,5]	2006	431,050	—	—	—	—	—	—
Former EVP and Chief	2005	733,600	—	—	—	—	—	—
Marketing Officer	2004	—	—	—	—	—	—	—

1	All other compensation for the fiscal year ended June 3, 2006, includes the Company’s contributions in the amounts of $7,560 and $7,560, which accrued during such fiscal year for the accounts of Messrs. Kafoure and Magill, respectively, under our Company’s Retirement Income Plan; the imputed income for term life insurance provided by the Company for the benefit of Messrs. Hutchison and Magill in the amounts of $966 and $236, respectively; the imputed income for use of a Company car by Messrs. Kafoure, Hutchison and Magill in the amounts of $5,591, $6,240 and $556, respectively; and taxable income of $3,307 for Mr. Magill related to financial advisory services and $2,358 for Mr. Hutchison related to moving expenses.

2	Messrs. Alvarez, Suckow and Roizen, as employees of A&M, were designated as officers of IBC pursuant to an amended and restated letter agreement dated September 21, 2004, further amended and restated as of October 14, 2004 and amended on July 18, 2005 and elected by the Board of Directors in September 2004, April 2005 and except for Mr. Roizen (see note 5), March 2006.

3	On January 23, 2004, the Company exchanged outstanding options to purchase shares of our Common Stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The restricted stock, which vests ratably over a four-year term, and the eligible options were granted under our 1996 Plan. The value was calculated based on the closing price of the common stock on January 23, 2004 of $14.75 per share. Subsequent to the exchange of options for restricted stock, Mr. Kafoure and the Company agreed to a rescission of the exchange and Mr. Kafoure returned the restricted stock grant. Mr. Magill has elected to disclaim ownership of the vested portion of his restricted stock grant and has surrendered all rights thereunder.

4	Mr. Hutchison was granted a restricted stock award of 20,000 shares on July 13, 2004. The restricted stock, which vests ratably over a three-year term, was granted under our 1996 Plan. The value was calculated based on the closing price of the common stock on July 13, 2004 of $11.05 per share. Mr. Hutchison has elected to disclaim ownership of the vested portion of his restricted stock grant and has surrendered all rights thereunder.

5	As Interim Chief Marketing Officer, Mr. Roizen stepped down from his position when Mr. Seban was hired on August 1, 2005.
Stock Options
The following two sections set forth information for the last completed fiscal year relating to (i) the grant of stock options to the Named Executive Officers and (ii) the exercise and appreciation of stock options held by the Named Executive Officers.
Option Grants in the Fiscal Year Ended June 3, 2006
No stock options were granted in fiscal 2006 to any of the Named Executive Officers.
Aggregated Option Exercises in Fiscal 2006 and Option Values at June 3, 2006

(a)	(b)	(c)	(d)		(e)

			Number of securities		Value of unexercised in-the-
			underlying unexercised options		money options at fiscal year
	Shares		at fiscal year end (#)		end ($)
	Acquired	Value
	on exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Antonio C. Alvarez II	0	0	0	0	0	0
John K. Suckow	0	0	0	0	0	0
Michael D. Kafoure	0	0	510,000	0	0	0
Ronald B. Hutchison	0	0	0	0	0	0
Kent B. Magill	0	0	60,000	0	0	0
Jacques E. Roizen	0	0	0	0	0	0
Long Term Incentive Plan Awards in the Fiscal Year Ended June 3, 2006
No awards were made under any Long Term Incentive Plan in fiscal 2006 to any of the Named Executive Officers.
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
As of June 3, 2006, Messrs. Kafoure, Hutchison and Magill had accredited service of 9, 0 and 3 years, respectively.
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
Restructuring Performance Bonuses
In lieu of our 2005 annual incentive bonus plan, which was terminated, the KERP contains a performance component under which cash bonuses will be paid to participants if we achieve certain predetermined financial objectives. The restructuring performance bonuses were based on a target figure for our adjusted earnings before interest, taxes, depreciation, amortization and restructuring costs (EBITDAR). If our actual adjusted EBITDAR for fiscal 2005 equaled the target adjusted EBITDAR, participants were eligible to receive a baseline restructuring performance bonus ranging from 5% to 30% of their base salary. The aggregate amount of baseline restructuring performance bonuses is approximately $5.0 million.
The restructuring performance bonuses decreased or increased proportionally if the actual adjusted EBITDAR was less than or exceeded target adjusted EBITDAR, provided that (i) no restructuring performance bonuses will be payable if the actual adjusted EBITDAR was less than 80% of the target adjusted EBITDAR, and (ii) the aggregate amount of the restructuring performance bonuses was capped at $5.7 million, which was payable in the event that actual adjusted EBITDAR is 125% or more of the target adjusted EBITDAR.
The amount of restructuring performance bonuses payable to participants consists of (i) a fixed component equal to 60% of the participant’s earned restructuring performance bonus and (ii) a discretionary component to be determined by the Compensation Committee of the Board. Actual restructuring bonuses will be paid in 2 installments. The first 50% installment, based on an estimate of 100% of target EBITDAR, was paid on or about August 15, 2005. Actual EBITDAR exceeded the target adjusted EBITDAR by more than 125%. As a result, an additional payment relating to the first installment was made in October 2006. Under the original order entered on the KERP, the remaining 50% would be payable 30 days after the substantial consummation of a confirmed plan of reorganization whereby we emerge from bankruptcy as reorganized entities on a stand-alone basis, or the closing of a sale of all or substantially all of our assets as a going concern. However, on November 8, 2006 the Bankruptcy Court approved an Order to accelerate the payment of the restructuring performance bonuses. Accordingly, half of the bonus was paid on December 15, 2006 and the other half is payable on April 30, 2007 to eligible employees who are working for the Debtors on those dates.
Participation of Named Executive Officers
Messrs. Kafoure, Hutchison and Magill are participants in the KERP. The maximum amounts that Messrs. Kafoure, Hutchison and Magill may be entitled to under the KERP are approximately $0.5 million, $0.4 million and $0.3 million, respectively.
Compensation of Directors
Directors who are not our salaried employees or consultants are entitled to an annual retainer of $30,000 plus $2,000 for each Board of Directors meeting attended in person and $1,000 for each telephonic Board of Directors meeting. In addition, directors who are members of committees of the Board of Directors and who are not our salaried employees or consultants are entitled to receive $1,000 for each committee meeting attended that is not conducted in conjunction with a meeting of the full Board of Directors and $750 for each committee meeting attended in person that is conducted on the same day as a meeting of the full Board of Directors. For telephonic committee meetings, each committee member is entitled to receive $500. The Non-Executive Chairman of the Board is entitled to receive an annual retainer of $150,000. The Chairman of the Audit Committee is entitled to receive an annual retainer of $5,000. The Chairman of the Compensation Committee and the Nominating/Corporate Governance Committee are each entitled to receive an annual retainer of $2,500. In addition, non-employee directors are eligible for awards of stock options and restricted or unrestricted shares of common stock pursuant to our 1996 Stock Incentive Plan, or the 1996 Plan. In fiscal 2006, no stock option grants were made to non-employee directors. During fiscal 2006, the Board of Directors had sixteen meetings (ten of which were telephonic), the Audit Committee had ten meetings (four of which were telephonic), the Compensation Committee had seven meetings (one of which was telephonic), the Nominating/Corporate Governance Committee had two meetings, and the Executive Committee had four meetings (all of which were telephonic).

Employment Agreements
We entered into employment agreements with Michael D. Kafoure, Robert P. Morgan, Richard D. Willson and Ronald B. Hutchison. The agreements were to expire on January 1, 2005, except for Mr. Hutchison’s whose agreement was to expire on July 7, 2006, subject to automatic renewal for successive one-year periods unless we or the employee gives timely notice that the term will not be extended; no such notice has been given by either us or the employees. The agreements provide for annualized base salaries during the term of the agreements of at least the following amounts: $460,000 for Mr. Kafoure; $204,000 for Mr. Morgan; $186,500 for Mr. Willson; and $350,000 for Mr. Hutchison; in each case, subject to annual review. In addition to base salary, the agreements provide for an annual bonus under the Incentive Compensation Plan (IC Plan)at the specified level under the IC Plan for the employee’s job title. In addition, Mr. Hutchison’s agreement provides for a guaranteed minimum bonus of $100,000 under the IC Plan for the 2005 fiscal year, an award of 20,000 shares of restricted stock vesting ratably over three years, and payment, under certain circumstances, of a $100,000 relocation stipend in the event of his termination within two years. Each agreement terminates in the event of death or permanent disability. In either such case, or in the event that employment is terminated by us without the employee’s consent (other than for a felony conviction, guilty plea or plea of nolo contendere to a felony), the employee will continue to receive his regular salary payments, continued health, medical, disability and insurance coverage and continued accrual of retirement and supplemental retirement benefits during the balance of the agreement term. The employees will not be entitled to receive any benefits under the employment agreements to the extent that payments are made under a management continuity agreement following a change in control. The agreements prevent the employees from competing with us or soliciting customers for a competitive business during the term of the agreement and during the balance of the agreement term following termination and require the employees to maintain the confidentiality of our confidential information prior to public disclosure by us.
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
On July 18, 2005, we entered into a supplemental letter agreement with A&M (the Incentive Fee Agreement), which sets forth the manner in which A&M’s incentive compensation is to be calculated under the Letter Agreement. Pursuant to the Bankruptcy Court’s October 25, 2004 order, notice of the Incentive Fee Agreement was provided to certain interested parties in our bankruptcy. Upon agreement of such parties, the time to object to the Incentive Fee Agreement has been repeatedly extended, most recently until February 15, 2007. Therefore, absent consent of such parties, the Incentive Fee Agreement remains subject to Bankruptcy Court approval and, accordingly, its terms will not become effective until such consent or approval has been obtained. Pursuant to the Incentive Fee Agreement, A&M is entitled to incentive compensation to be based on five percent of our Total Enterprise Value (as defined in the Incentive Fee Agreement) in excess of $723 million. Total Enterprise Value consists of two components: (i) our total cash balance as of the effective date of our plan of reorganization, less the normalized level of cash required by us in the ordinary course of business, plus (ii) either (a) the midpoint enterprise value set forth in the disclosure statement with respect to our plan of reorganization as confirmed by the Bankruptcy Court or (b) the aggregate consideration received by us in a sale. Under all circumstances other than a liquidation of our company (in which case A&M will have no guaranteed incentive compensation), A&M’s incentive compensation will be a minimum of $3,850,000. The incentive compensation will be payable upon the consummation of our plan of reorganization.
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
Management Continuity Agreements
Our Company has entered into management continuity agreements with Messrs. Kafoure, Magill, Morgan, Willson and Hutchison. These agreements provide that if, within two years after a change in control (as defined below) we, or any purchaser of our business, terminates the executive’s employment other than by reason of (i) a transfer of employment to a related entity of such purchaser under substantially the same employment terms, (ii) the executive’s death, or (iii) the executive’s voluntary termination if the executive has continued to enjoy substantially the same employment terms, the executive will be entitled to receive:
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

Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee are Messrs. Calhoun, Horton, Metrick and Weinstein. No member of the Compensation Committee was an officer, employee or a former officer or employee of us or any of our subsidiaries during fiscal 2006.
Option Exchange
In fiscal 2004, the Compensation Committee authorized IBC to offer eligible employees the right to exchange stock options with exercise prices above $25.00, or the Underwater Options, for restricted stock. The Underwater Options were valued by an outside independent compensation consulting firm using a Black-Scholes model employing certain assumptions. The firm employed a standard valuation that had been utilized by other companies in designing similar programs. The restricted stock issued in exchange for the Underwater Options has a four year vesting period and the valuation was not discounted based on such vesting period. The vesting of the restricted stock is accelerated in the event of an employee’s death, retirement, disability or involuntary termination for reasons other than extreme cause such as criminal or willful misconduct. The exchange occurred on January 23, 2004, with the number of shares of restricted stock awarded based upon the prior day’s closing price of our stock, $14.80. The restricted stock and the eligible options were granted under our 1996 Plan. During fiscal 2006, certain Named Executive Officers elected to disclaim ownership of the vested portion of their restricted stock and surrendered all rights thereunder.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
We have only one equity compensation plan for eligible employees under which options, rights or warrants may be granted, the 1996 Stock Incentive Plan. See Note 14. Stock-Based Compensation to our consolidated financial statements, contained herein for further information on the material terms of this plan. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under our 1996 Plan as of June 3, 2006:
Equity Compensation Plan Information as of June 3, 2006

Number of securities
		Weighted-	remaining available for
		average exercise	future issuance under
	Number of securities to be	price of	equity compensation
	issued upon exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,099,000	$16.41	8,076,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	4,099,000	$16.41	8,076,000

Holdings of Principal Stockholders
The following table sets forth information regarding the ownership of our common stock by each person known to us to be the beneficial owner of more than 5% of our Company’s common stock as of December 6, 2006.

		(3)
		Amount and
		nature of
(1)	(2)	beneficial	(4)
Title of Class	Name and address of beneficial owner	ownership	Percent of Class
Common	EagleRock Capital Management, L.L.C. [1] 551 Fifth Avenue, 34th Floor New York, NY 10176	4,013,176	8.8%
Common	Brencourt Advisors, LLC [1] 600 Lexington Avenue, 8 th Floor New York, NY 10022	3,799,520	8.4%
Common	Glenview Capital Management, LLC [1] 399 Park Avenue, Floor 39 New York, NY 10022	3,782,781	8.3%
Common	QVT Financial LP [1] 527 Madison Avenue, 8th Floor New York, NY 10022	3,322,495	7.32%
Common	Brandes Investment Partners, L.P. [1] 11988 El Camino Real, Suite 500 San Diego, CA 92130	2,958,045	6.5%
Common	Fidelity Management & Research Co. [1] 82 Devonshire Street Boston, MA 02109	2,848,716	6.277%
Common	Ore Hill Partners LLC [1] C/o Butterfield Fund Services (Cayman) Ltd. PO Box 705GT Butterfield House 68 Fort Street Grand Cayman, Cayman Islands	2,811,400	6.19%

1	The information concerning beneficial ownership was obtained from Schedule 13G reports of EagleRock Capital Management, L.L.C., Glenview Capital Management, LLC, QVT Financial LP, Brandes Investment Partners, L.P., Fidelity Management & Research Co., and Ore Hill Partners LLC filed with the Securities and Exchange Commission (“SEC”) on February 14, 2006, February 14, 2006, February 14, 2005, February 14, 2006, February 14, 2006, and February 14, 2006, respectively and a Schedule 13D report of Brencourt Advisors, LLC filed with the SEC on November 7, 2006.

Holdings of Officers and Directors
The number of shares of our common stock beneficially owned as of December 6, 2006, by the directors, the Named Executive Officers, and all directors, Named Executive Officers and executive officers as a group, are set forth below:

		(3)
		Amount and nature
(1)	(2)	of beneficial		(4)
Title of Class	Name of beneficial owner	ownership		Percent of Class

Common	Michael J. Anderson	64,095	[1,2]	*
Common	G. Kenneth Baum	210,837	[1,2,3]	*
Common	Leo Benatar	89,330	[1,2]	*
Common	Robert B. Calhoun	87,257	[1,2]	*
Common	Frank E. Horton	70,525	[1,2]	*
Common	Ronald B. Hutchison	6,666	[2]	*
Common	Michael D. Kafoure	415,844	,2	*
Common	Kent B. Magill	66,294	[1,2]	*
Common	Richard L. Metrick	54,525	[1,2]	*
Common	Ronald L. Thompson	9,525	[1,2]	*
Common	All Named Executive Officers, directors and executive officers as a group (21 persons)	1,325,172	,2	2.9%

*	Less than 1%

[1]	Of the shares indicated, 58,000 (Mr. Anderson), 80,000 (Mr. Baum), 80,000 (Mr. Benatar), 80,000 (Mr. Calhoun) 60,000 (Dr. Horton), 410,000 (Mr. Kafoure), 60,000 (Mr. Magill), 40,000 (Mr. Metrick), 5,000 (Mr. Thompson) and 1,099,000 (all directors, Named Executive Officers and executive officers as a group) are attributable to currently exercisable employee stock options or stock options exercisable within 60 days.

[2]	Of the shares indicated, 4,525 (Messrs. Anderson, Baum, Benatar, Calhoun, Horton, Metrick and Thompson), 6,666 (Mr. Hutchison), 5,792 (Mr. Magill) and 60,485 (all directors, Named Executive Officers and executive officers as a group) are attributable to shares of restricted stock.

[3]	Mr. Baum is a director and Chairman of the Board of George K. Baum Group, Inc. Mr. Baum is also the majority stockholder of George K. Baum Group, Inc. Of the 210,837 shares indicated, 77,858 are held by George K. Baum Group, Inc. Mr. Baum may be deemed to beneficially own all 77,858 shares of the Common Stock held by George K. Baum Group, Inc.
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
On July 18, 2005, we entered into a supplemental letter agreement with A&M (the Incentive Fee Agreement), which sets forth the manner in which A&M’s incentive compensation is to be calculated under the Letter Agreement. Pursuant to the Bankruptcy Court’s October 25, 2004 order, notice of the Incentive Fee Agreement was provided to certain interested parties in our bankruptcy. Upon agreement of such parties, the time to object to the Incentive Fee

Agreement has been repeatedly extended, most recently until February 15, 2007. Therefore, absent consent of such parties, the Incentive Fee Agreement remains subject to Bankruptcy Court approval and, accordingly, its terms will not become effective until such consent or approval has been obtained. Pursuant to the Incentive Fee Agreement, A&M is entitled to incentive compensation to be based on five percent of our Total Enterprise Value (as defined in the Incentive Fee Agreement) in excess of $723 million. Total Enterprise Value consists of two components: (i) our total cash balance as of the effective date of our plan of reorganization, less the normalized level of cash required by us in the ordinary course of business, plus (ii) either (a) the midpoint enterprise value set forth in the disclosure statement with respect to our plan of reorganization as confirmed by the Bankruptcy Court or (b) the aggregate consideration received by us in a sale. Under all circumstances other than a liquidation of our company (in which case A&M will have no guaranteed incentive compensation), A&M’s incentive compensation will be a minimum of $3,850,000. The incentive compensation will be payable upon the consummation of our plan of reorganization.
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
We purchase flour at market prices from Cereal Food Processors, Inc., a long-standing supplier, in the regular course of our business under a contract terminating at the end of October 2006. G. Kenneth Baum, a current director, beneficially owns not more than a 15% equity interest in Cereal Food Processors. During fiscal 2006, our flour purchases from Cereal Food Processors totaled approximately $85,500,000.
In October 2006, The Andersons, Inc. was the successful bidder in a live auction we held to sell a purchase option we controlled as to 89 railcars we leased. Michael J. Anderson, a current director, is the President & Chief Executive Officer of The Andersons, Inc. We issued Request for Bids to eight railcar lessors, one of which was The Andersons, Inc. Seven bidders submitted bids. In the arms-length bidding process, each of the seven bidders was required to submit a bid that included specific terms, including buying our purchase option, immediately exercising the purchase option, purchasing the railcars, and thereafter leasing the railcars to our flour suppliers for a specified period of time. We held a live identity-preserved auction with the top three bidders, and The Andersons, Inc. was the highest bidder. The auction process and results were approved by the bankruptcy court in November 2006. The Andersons, Inc. paid IBC approximately $1.2 million for the right to exercise the purchase option with the lessor.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to our Independent Registered Public Accounting Firm
For the years ended June 3, 2006 and May 28, 2005, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, or Deloitte & Touche. Total fees aggregated $3,512,535 and $3,557,000 for the years ended June 3, 2006 and May 28, 2005, respectively and were comprised of the following:
Audit Fees. The aggregate fees incurred for the audit of our annual financial statements for the fiscal year ended June 3, 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $3,352,535 (all but approximately $500,000 of which has been billed). The aggregate fees incurred for the audit of our annual financial statements for the fiscal year ended May 28, 2005 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $3,386,000. The fees for fiscal year ended May 28, 2005 include amounts for work on the review of documents filed with the SEC and consultation on financial accounting and reporting standards arising during the course of the audit or reviews, as well as fees related to the restatement of our historical financial statements, which restatement related only to periods prior to the fiscal year ended May 28, 2005.

Audit-Related Fees. The aggregate fees incurred for audit-related services for the fiscal years ended June 3, 2006 and May 28, 2005 were approximately $160,000 and $171,000 respectively. These fees relate to audits of certain of our benefit plans, some of which are paid out of plan assets.
Tax Fees. The aggregate fees billed for tax services for the fiscal years ended June 3, 2006 and May 28, 2005 were $0.
All Other Fees: The aggregate fees for services not included above were $0 for the fiscal year ended June 3, 2006 and $0 for the fiscal year ended May 28, 2005.
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
There were no audit-related fees, tax fees or any other fees approved by the Audit Committee pursuant to 17 CFR 210.2-01(c)(7)(i)(C) for fiscal 2006.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) Financial Statements and Schedules:
1. Financial Statements
The following consolidated financial statements are set forth in Part II, Item 8:
Consolidated Balance Sheets at June 3, 2006 and May 28, 2005
For the 53 weeks ended June 3, 2006, the 52 weeks ended May 28, 2005 and the 52 weeks ended May 29, 2004:
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity (Deficit)
Notes to Consolidated Financial Statements
2. Financial Statement Schedule
Schedule II on page 138 is filed as part of this Annual Report.
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 9, 2002, filed on April 19, 2002).

3.2	Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).

4.1	Preferred Stock Purchase Rights Agreement effective as of May 8, 2000 (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 16, 2000).

10.1	Employment Agreement, dated as of September 4, 2002, by and among Interstate Bakeries Corporation, Interstate Brands Corporation and James R. Elsesser (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on October 3, 2002).#

10.2	Deferred Share Award Notice dated as of October 1, 2002 by and between Interstate Bakeries Corporation and James R. Elsesser (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on October 3, 2002).#

10.3	Consulting Agreement dated as of October 2, 2002 and effective as of September 30, 2002 by and among Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and Charles A. Sullivan (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on October 3, 2002).#

10.3.1	Amendment to the Consulting Agreement dated as of June 24, 2004, by and among Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and Charles A. Sullivan (incorporated herein by reference to Exhibit 10.3.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.4	Employment Agreement dated as of March 8, 2003 by and between Michael D. Kafoure and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.2 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.5	Employment Agreement dated as of March 7, 2003 by and between Robert P. Morgan and Interstate Brands Corporation (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.6	Employment Agreement dated as of March 18, 2003 by and between Richard D. Willson and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.4 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.7	Employment Agreement dated as of March 7, 2003 by and between Thomas S. Bartoszewski and Interstate Brands Corporation (incorporated herein by reference to Exhibit 10.5 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

Exhibit No.	Exhibit
10.8	Management Continuity Agreement effective as of February 3, 2003 by and between James R. Elsesser and Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 10.6 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.9	Form of Management Continuity Agreement effective as of February 3, 2003 by and between Interstate Bakeries Corporation and Paul E. Yarick, Michael D. Kafoure, Kent B. Magill, Robert P. Morgan, Richard D. Willson and Thomas S. Bartoszewski (incorporated herein by reference to Exhibit 10.7 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.10	Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent, dated as of April 25, 2002 (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed May 8, 2002).

10.10.1	First Amendment, dated as of April 21, 2003, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.10.2	Second Amendment, dated as of May 7, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.10.3	Third Amendment, dated as of May 27, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.10.4	Fourth Amendment, dated as of June 17, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

Exhibit No.	Exhibit
10.10.5	Fifth Amendment, dated as of August 12, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.10.6	Sixth Amendment, dated as of September 7, 2004, to the Amended and Restated Credit Agreement, dated April 25, 2002, among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties thereto, The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent, Bank of America, N.A., as syndication agent and JPMorgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on September 13, 2004).

10.10.7	Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 18, 2005, by and among the Interstate Bakeries Corporation, Interstate Brands Corporation (the “Borrower”), the several banks and other financial institutions or entities from time to time parties thereto (the “Lenders”), The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent (the “Co-Documentation Agents”), Bank of America, N.A., as syndication agent (the “Syndication Agent”) and JPMorgan Chase Bank (“JPMorgan”), as administrative agent (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on March 22, 2005).

10.11	Guarantee and Collateral Agreement made by Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and certain of their Subsidiaries, in favor of The Chase Manhattan Bank, as Administrative Agent, dated as of July 19, 2001 (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 24, 2001).

10.12	Amended and Restated Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 6, 2004 filed on April 19, 2004).#

10.13	Interstate Bakeries Corporation Incentive Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002).#

10.14	Interstate Bakeries Corporation 1993 Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002).#

10.14.1	First Amendment to Interstate Brands Corporation 1993 Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).#

10.15	Interstate Bakeries Corporation Amended and Restated Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.15 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.16	Interstate Bakeries Corporation Rabbi Trust Agreement (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).#

Exhibit No.	Exhibit
10.16.1	First Amendment to the IBC Rabbi Trust Agreement effective August 8, 2003 (incorporated herein by reference to Exhibit 10.19.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K filed on August 23, 2003).#

10.17	Form of Award Notice and Non-Qualified Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).#

10.18	Form of Award Notice and Incentive Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).#

10.19	Employment Agreement dated as of July 13, 2004 by and between Ronald B. Hutchison and Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 10.19 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.20	Management Continuity Agreement dated as of July 13, 2004 by and between Ronald B. Hutchison and Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 10.20 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.21	Form of Indenture for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.22	Form of Purchase Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.23	Form of Registration Rights Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.24	Letter Agreement, dated as of August 27, 2004, amended and restated as of September 21, 2004 and further amended and restated on October 14, 2004, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc (incorporated herein by reference to Exhibit 10.24 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.24.1	Letter Agreement, dated as of July 18, 2005, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc (incorporated herein by reference to Exhibit 10.24.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.25	Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the

Exhibit No.	Exhibit
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

10.25.1	First Amendment, dated as of November 1, 2004, to the Revolving Credit Agreement) dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on November 5, 2004).

10.25.2	Second Amendment, effective as of January 20, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on February 1, 2005).

10.25.3	Third Amendment and Waiver, dated as of May 26, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent (the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent (the “Collateral Agent”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 27, 2005).

Exhibit No.	Exhibit
10.25.4	Fourth Amendment and Waiver, dated as of November 30, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent (the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent (the “Collateral Agent”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 5, 2005).

10.25.5	Fifth Amendment, dated as of December 27, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 30, 2005).

10.25.6	Sixth Amendment, dated as of March 29, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on March 29, 2006).

10.25.7	Seventh Amendment, dated as of June 28, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current

Exhibit No.	Exhibit
Report on Form 8-K of Interstate Bakeries Corporation filed on June 30, 2006).

10.25.8	Eighth Amendment, dated as of August 24, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 30, 2006).

10.26	Offer of Employment dated July 13, 2005 between Interstate Bakeries Corporation and Mr. Richard C. Seban (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 5, 2005).#

10.27	Interstate Bakeries Corporation Key Employee Retention Plan (incorporated herein by reference to Exhibit 10.27 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

21.1	Subsidiaries of Interstate Bakeries Corporation.*

24.1	Power of Attorney (included on signature page).

31.1	Certification of Antonio C. Alvarez II pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Ronald B. Hutchison pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Antonio C. Alvarez II pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Ronald B. Hutchison pursuant to 18 U.S.C. Section 1350*

#	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE BAKERIES CORPORATION

Dated: December 20, 2006	By:	/s/ Antonio C. Alvarez II
Antonio C. Alvarez II

Chief Executive Officer
(Principal Executive Officer)
Each person whose signature appears below hereby severally constitutes and appoints Antonio C. Alvarez II and Ronald B. Hutchison, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Interstate Bakeries Corporation for the fiscal year ended June 3, 2006 all documents relating therewith, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Name of Signatory	Capacities In Which Signing	Date

/s/ Antonio C. Alvarez II Antonio C. Alvarez II	Chief Executive Officer (Principal Executive Officer)	December 20, 2006

/s/ Ronald B. Hutchison Ronald B. Hutchison	Executive Vice President — Chief Financial Officer (Principal Financial and Accounting Officer)	December 20, 2006

/s/ Leo Benatar Leo Benatar	Non-Executive Chairman of the Board	December 20, 2006

/s/ Michael J. Anderson Michael J. Anderson	Director	December 20, 2006

	Director	December 20, 2006
/s/ G. Kenneth Baum G. Kenneth Baum

/s/ Robert B. Calhoun Robert B. Calhoun	Director	December 20, 2006

/s/ Frank E. Horton Frank E. Horton	Director	December 20, 2006

Name of Signatory	Capacities In Which Signing	Date
	Director	December 20, 2006
/s/ Richard L. Metrick Richard L. Metrick

/s/ Ronald L. Thompson Ronald L. Thompson	Director	December 20, 2006

INTERSTATE BAKERIES CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FIFTY-THREE WEEKS ENDED JUNE 3, 2006,
FIFTY-TWO WEEKS ENDED MAY 28, 2005, AND MAY 29, 2004
(dollars in thousands)

	Balance at		Accounts	Balance at
	beginning	Adjustments to	charged	end
Description	of period	expense	off	of period
2006
Reserve for discounts and allowances on accounts receivable	$6,510	$2,404	$—	$8,914
Allowance for doubtful accounts	3,492	387	(479)	3,400

	$10,002	$2,791	$(479)	$12,314

2005
Reserve for discounts and allowances on accounts receivable	$3,839	$2,671	$—	$6,510
Allowance for doubtful accounts	3,700	2,032	(2,240)	3,492

	$7,539	$4,703	$(2,240)	$10,002

2004
Reserve for discounts and allowances on accounts receivable	$4,486	$(647)	$—	$3,839
Allowance for doubtful accounts	4,000	1,427	(1,727)	3,700

	$8,486	$780	$(1,727)	$7,539