Form 10-Q
period 2006-08-26
INTERSTATE BAKERIES CORP/DE/
filed 2006-12-21
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 26, 2006
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

INTERSTATE BAKERIES CORPORATION
FORM 10-Q
QUARTER ENDED AUGUST 26, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share data)

	August 26,	June 3,
	2006	2006
ASSETS

Current assets
Cash	$115,200	$78,178
Restricted cash	—	86,353
Accounts receivable, less allowance for doubtful accounts of $3,450 and $3,400 respectively	144,486	150,507
Inventories	67,772	65,431
Assets held for sale	10,623	11,931
Other current assets	66,959	67,637

Total current assets	405,040	460,037

Property and equipment, net	584,969	601,101
Other intangible assets	160,919	161,128
Other assets	30,540	30,789

Total assets	$1,181,468	$1,253,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise
Current liabilities
Long-term debt	$448,927	$494,882
Accounts payable	115,819	117,044
Accrued expenses	241,847	244,166

Total current liabilities	806,593	856,092

Other liabilities	276,435	272,647
Deferred income taxes	77,019	77,819

Total liabilities not subject to compromise	1,160,047	1,206,558

Liabilities subject to compromise	288,138	287,080

Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,288,000 and 45,295,000 shares outstanding, respectively	816	816
Additional paid-in capital	584,003	585,631
Accumulated deficit	(169,042)	(142,711)
Treasury stock, 36,291,000 and 36,284,000 shares at cost, respectively	(678,616)	(678,572)
Unearned restricted stock compensation	—	(1,869)
Accumulated other comprehensive loss	(3,878)	(3,878)

Total stockholders’ deficit	(266,717)	(240,583)

Total liabilities and stockholders’ deficit	$1,181,468	$1,253,055

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Twelve Weeks Ended
	August 26,	August 20,
	2006	2005
Net sales	$684,245	$744,649

Cost of products sold (exclusive of items shown below)	352,172	370,413
Selling, delivery and administrative expenses	322,668	351,187
Restructuring (credits) charges	529	(4,720)
Depreciation and amortization	16,417	18,102
Loss on sale or abandonment of assets	218	163

	692,004	735,145

Operating income (loss)	(7,759)	9,504

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $1,383 and $1,317, respectively)	12,790	10,891
Reorganization charges, net	6,655	10,656
Other income	(31)	(33)

	19,414	21,514

Loss before income taxes	(27,173)	(12,010)
Provision (benefit) for income taxes	(842)	(5,023)

Net loss	$(26,331)	$(6,987)

Loss per share
Basic	$(0.58)	$(0.15)

Diluted	$(0.58)	$(0.15)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Twelve Weeks Ended
	August 26,	August 20,
	2006	2005
Operating activities
Net loss	$(26,331)	$(6,987)
Depreciation and amortization	16,417	18,102
Provision (benefit) for deferred income taxes	300	(419)
Reorganization charges, net	6,655	10,656
Cash reorganization items	(5,864)	(8,911)
Non-cash bankruptcy-related credits	(113)	(741)
Non-cash interest expense — deferred debt fees	(33)	1,405
Non-cash restricted stock and deferred share compensation expense	196	327
(Gain) loss on sale, write-down or abandonment of assets	(849)	(8,110)
Change in operating assets and liabilities
Accounts receivable	6,021	25,129
Inventories	(2,341)	4,081
Other current assets	(422)	14,080
Accounts payable and accrued expenses	(2,758)	(17,615)
Long-term portion of self insurance reserves	4,453	4,058
Other	(126)	(1,495)

Net cash from (used in) operating activities	(4,795)	33,560

Investing activities
Purchases of property and equipment	(3,255)	(8,287)
Proceeds from sale of assets	5,331	21,977
Restricted cash deposit	(3,764)	(19,635)
Restricted cash release	89,222	—
Acquisition and development of software assets	(307)	—
Other	186	4

Net cash from (used in) investing activities	87,413	(5,941)

Financing activities
Reduction of long-term debt	(45,596)	(268)
Increase in revolving credit facility	—	13,414

Net cash from (used in) financing activities	(45,596)	13,146

Net increase in cash	37,022	40,765

Cash at the beginning of period	78,178	151,558

Cash at the end of period	$115,200	$192,323

Cash payments (received)
Interest	$8,886	$9,991
Income taxes	(564)	(15,584)

Non-cash investing and financing activities
Long-term debt reduction from lease rejections	359	169
Asset disposals from lease rejections	271	113
Convertible note conversion to equity	1	—
Interest income earned on restricted cash deposit	598	—
See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(dollars and shares in thousands)

	Common						Unearned	Accumulated
	Stock Issued		Additional		Treasury Stock		Restricted	Other	Total
	Number	Par	Paid-in	Accumulated	Number of		Stock	Comprehensive	Stockholders’
	of Shares	Value	Capital	Deficit	Shares	Cost	Compensation	Loss	Deficit
Balance June 3, 2006	81,579	$816	$585,631	$(142,711)	(36,284)	$(678,572)	$(1,869)	$(3,878)	$(240,583)
Comprehensive loss	—	—	—	(26,331)	—	—	—	—	(26,331)
Adoption of SFAS No. 123R, Share-Based Payment	—	—	(1,869)	—	—	—	1,869	—	—
Convertible note conversion	—	—	(1)	—	—	2	—	—	1
Restricted share compensation expense	—	—	270	—	—	—	—	—	270
Restricted share surrendered	—	—	(28)	—	(7)	(46)	—	—	(74)

Balance August 26, 2006	81,579	$816	$584,003	$(169,042)	(36,291)	$(678,616)	$—	$(3,878)	$(266,717)

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
See Note 14. Restructuring (Credits) Charges to these condensed consolidated financial statements for related disclosures.
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
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. The accompanying unaudited condensed consolidated financial statements, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended August 26, 2006 may not necessarily be indicative of the results for the full year ending June 2, 2007.
The consolidated balance sheet presented at June 3, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 3, 2006.
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
Cash and cash equivalents — We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of bank balances totaling approximately $32.4 million and $26.7 million at August 26, 2006 and June 3, 2006, respectively. Restricted cash represents cash held as collateral pursuant to our debtor-in-possession financing agreement and is not considered a cash equivalent in the consolidated statement of cash flows. See Note 8. Debt to these condensed consolidated financial statements for related disclosures.
Contingencies — Various lawsuits, claims and proceedings are pending against us. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. See Note 17. Commitments and Contingencies to these condensed consolidated financial statements for related disclosures.

Newly Adopted Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board Opinion (APB Opinion) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However, if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. SFAS 154 was effective for us in the first quarter of fiscal 2007. The implementation of SFAS 154 did not have a significant impact on our consolidated results of operations, cash flows, and financial position.
In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment (SFAS 123R), which amended SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and superseded Accounting Principles Board Opinion (APB Opinion) No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123R, which will be effective for public companies as of the first interim or annual reporting period of the registrant’s first fiscal year that begins after June 15, 2005. Under the new rule, SFAS 123R became effective for us in the first quarter of fiscal 2007. See Note 13. Stock-Based Compensation to these condensed consolidated financial statements for related disclosures.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 is effective for fiscal years beginning after June 15, 2005, and was effective for us in the first quarter of fiscal 2007. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be “so abnormal” as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The implementation of SFAS 151 did not have a significant impact on our consolidated results of operations, cash flows, and financial position.
Recently Issued Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the end of fiscal years ending after December 15, 2006, which will be effective for us in the fourth quarter of fiscal 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008 and will be effective for us in fiscal 2009. We are currently in the process of evaluating the effects of the adoption of SFAS 158 on our consolidated results of operations, cash flows, and financial position.
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

3. Inventories
The components of inventories are as follows:

	August 26,	June 3,
	2006	2006
	(dollars in thousands)
Ingredients and packaging	$43,186	$44,540
Finished goods	24,586	20,891

	$67,772	$65,431

4. Property and Equipment
Property and equipment consists of the following:

	August 26,	June 3,
	2006	2006
	(dollars in thousands)
Land and buildings (lives ranging from 10 to 35 years)	$387,641	$390,573
Machinery and equipment (lives ranging from 4 to 15 years)	927,801	931,408

	1,315,442	1,321,981
Less accumulated depreciation	(730,473)	(720,880)

	$584,969	$601,101

Included in depreciation and amortization expense is approximately $12.5 million and $14.1 million for the twelve week periods ended August 26, 2006 and August 20, 2005, respectively, that relates to property and equipment used in our production process.
5. Assets Held for Sale
As part of our continuing efforts to address our revenue declines and high cost structure, we have commenced a restructuring process for the consolidation and standardization of our distribution system, delivery routes and bakery outlets throughout the nation. This process also includes a review of productive capacity in our bakeries and where logical, we are closing bakeries and consolidating production. During the first quarter of fiscal 2007, excess assets amounting to approximately $1.6 million were identified and reclassified to assets held for sale with net assets of approximately $10.6 million remaining at August 26, 2006 when combined with assets previously identified as held for sale. Net gains realized on the sale of our assets in the first quarter of fiscal 2007 and 2006 aggregated approximately $1.1 million and $11.5 million, respectively. Substantially all of these net gains realized relate to restructuring activities and are classified as long-lived asset credits to our restructuring charges. See Note 14. Restructuring (Credits) Charges.
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
At August 26, 2006, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, on its effective date required us to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. At August 26, 2006, the maximum potential liability for all guaranteed lease residual values was $6.4 million, including amounts guaranteed prior and subsequent to the effective date of $2.9 million and $3.5 million, respectively. At August 26, 2006, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of $0.1 million.
7. Other Intangible Assets
Other intangible assets consist of the following:

	August 26,	June 3,
	2006	2006
	(dollars in thousands)
Intangible assets with indefinite lives (generally trademarks and trade names)
Gross carrying amount	$157,471	$157,471

Intangible assets with finite lives
Gross carrying amount	$13,854	$13,854
Less:
Accumulated amortization	(10,406)	(10,197)

Net carrying amount	$3,448	$3,657

Intangible amortization expense for the first quarter of both fiscal 2007 and 2006 was approximately $0.2 million and $0.3 million, respectively. Of these amounts, approximately $0.2 million for the first quarter of both fiscal 2007 and 2006 were recorded as a reduction of net sales, with the remainder in fiscal 2006 recorded to amortization expense in the consolidated statements of operations.
8. Debt
Long-term debt consists of the following:

	August 26,	June 3,
	2006	2006
	(dollars in thousands)
Secured
Post-petition credit agreement	$—	$—
Senior secured credit facility – pre-petition	444,459	489,817
Unsecured
6% senior subordinated convertible notes – pre-petition	99,999	100,000
Capital leases
Real Estate	4,468	5,065
Capital lease converted to pre-petition debt	6,125	6,125

	555,051	601,007
Less:
Long-term debt recorded to current liabilities	(448,927)	(494,882)
Pre-petition debt included in liabilities subject to compromise	(106,124)	(106,125)

Long-term debt recorded as long-term liability	$—	$—

Post-Petition Credit Agreement
On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (the DIP Facility) which provides for a $200.0 million commitment (the Commitment) of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility originally provided for a secured revolving line of credit through September 22, 2006, which date has been extended to June 2, 2007 pursuant to the eighth amendment. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount of $150.0 million (increased from the original limitation of $75 million as a result of prior amendments) of which $104.9 million was utilized at August 26, 2006. We pay fees approximating 3.0% on the balance of all letters of credit issued and outstanding under the DIP Facility. The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. Interest on borrowings under the DIP Facility is at either the alternate base rate (as defined in the DIP Facility) plus 1.75%, or, at our option, the London Interbank Offered Rate (LIBOR) plus 2.75%. We also pay a commitment fee of 0.50% on the unused portion of the DIP Facility. Interest is payable monthly in arrears. As of August 26, 2006, there were no borrowings outstanding under the DIP Facility and we had $77.0 million available under the DIP Facility (of which up to $45.1 million could be used for additional letters of credit).
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
Senior Secured Credit Facility
During fiscal year 2002, we entered into a $900.0 million senior secured credit facility agreement with a syndicate of banks and institutional lenders. At August 26, 2006 under this credit facility, we had letters of credit outstanding of approximately $114.7 million and debt outstanding of approximately $444.5 million which carried a weighted average interest rate of 9.4%.
6% Senior Subordinated Convertible Notes
On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 in a private placement. The notes are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion rate of 98.9854 shares per $1,000 principal amount of notes (an initial conversion price of $10.1025 per share), subject to adjustment. In July 2006, a principal amount of $1,000 was converted to 98 shares of our common stock.
Other Matters
At August 26, 2006, we have classified all of our debt as payable within one year due to our default under credit agreements or due to the effects of our bankruptcy process. Additionally, our debt commitments include significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, such commitments may not reflect actual cash outlays in the future period.
We have classified the 6% senior subordinated convertible notes, which are unsecured, as liabilities subject to compromise and, in accordance with the guidance provided by SOP 90-7, we have suspended the accrual of interest on this debt.
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
In addition, from time to time we enter into commodity derivatives, in which we do not elect to apply hedge accounting. Realized and unrealized gains or losses on these positions are recorded in the consolidated statements of operations in cost of products sold or selling, delivery and administrative expenses as appropriate.
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
During the first quarter of fiscal 2007 and fiscal 2006, we did not elect to apply hedge accounting for any of our derivative commodity purchases and all such derivatives were marked-to-market through cost of products sold or selling, delivery and administrative expenses as appropriate. At August 26, 2006, the fair value of our commodity derivatives was a loss of approximately $0.3 million based upon widely available market quotes. The only derivative activity in OCI for fiscal 2006 was the reclassification to cost of products sold of amounts in OCI at fiscal 2005 year end.
We are exposed to credit losses in the event of nonperformance by counterparties on commodity derivatives.
10. Liabilities Subject to Compromise
Under bankruptcy law, actions by creditors to collect amounts we owe prior to the petition date are stayed and certain other pre-petition contractual obligations may not be enforced against us. All pre-petition amounts have been classified as liabilities subject to compromise in the fiscal 2007 and 2006 consolidated balance sheets except for secured debt and those other liabilities that we expect will not be impaired pursuant to a confirmed plan of reorganization.
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
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain tax and other claims. We also have suspended the accrual of interest on the unsecured 6% senior subordinated convertible notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. The cumulative contractual unrecorded interest at August 26, 2006 on these obligations was approximately $11.5 million. The unrecorded interest expense for both the first quarter of fiscal 2007 and 2006 on these obligations was approximately $1.4 million. See Note 8. Debt to these financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.
The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheet:

	August 26,	June 3,
	2006	2006
	(dollars in thousands)
Accounts payable	$130,367	$129,951
Taxes payable	7,817	7,966
Retirement obligations (SERP and deferred compensation)	14,558	14,598
Legal reserve	13,160	12,910
Interest bearing debt and capital leases	106,124	106,125
Other	16,112	15,530

	$288,138	$287,080

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
Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of August 26, 2006, we have recorded a net pension benefit obligation liability of approximately $58.0 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
The ABA Plan’s net benefit obligation liability is recorded in other liabilities except for the current portion of $37.5 million for both August 26, 2006 and June 3, 2006, which is recorded in accrued expenses.
The following tables detail our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
The components of the pension (credit) expense for the ABA Plan are as follows:

	Twelve Weeks Ended
	August 26,	August 20,
	2006	2005
	(dollars in thousands)
Service cost	$261	$364
Interest cost	776	740
Expected return on negative plan assets	84	57
Recognition of
Actuarial (gain) loss	—	(1,281)

Total periodic pension (credit) cost	1,121	(120)
Curtailment gain	—	(1,176)

Net pension (credit) expense	$1,121	$(1,296)

Defined Benefit Pension Plan
We also maintain a defined benefit pension plan to benefit certain union and nonunion employee groups, with participation generally resulting from business acquisitions. The components of the pension expense for the defined benefit pension plan are as follows:

	Twelve Weeks Ended
	August 26,	August 20,
	2006	2005
	(dollars in thousands)
Service cost	$213	$209
Interest cost	916	932
Expected return on plan assets	(1,246)	(1,127)
Recognition of
Prior service cost	63	66
Actuarial loss	7	124

Net pension expense	$(47)	$204

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
The components of the net postretirement benefit (credit) expense are as follows:

	Twelve Weeks Ended
	August 26,	August 20,
	2006	2005
	(dollars in thousands)
Service cost	$298	$333
Interest cost	833	783
Amortization
Unrecognized prior service cost (benefit)	(1,706)	(1,706)
Unrecognized net loss	242	302

Net postretirement benefit (credit) expense	$(333)	$(288)

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
Subsequent to our bankruptcy filing, we suspended the SERP as of November 11, 2004. Approximately $10.6 million representing the portion of the SERP liability, at both August 26, 2006 and June 3, 2006, attributable to retired participants has been reclassified to liabilities subject to compromise.
For both twelve week periods ended August 26, 2006 and August 20, 2005, SERP expense was $0.3 million, which represented interest cost.

13. Stock-Based Compensation
Effective June 4, 2006, we adopted the provisions of SFAS 123R, which generally requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize the cost over the requisite service period. Prior to the adoption of SFAS 123R, we used the intrinsic value method prescribed in APB Opinion 25, and related interpretations in accounting for our 1996 Stock Incentive Plan. No compensation expense was recognized previously for stock options issued under the Plan.
We adopted SFAS 123R using the modified prospective method. In accordance, with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. The cumulative impact of adopting SFAS 123R on the unvested equity-based awards, which were granted prior to 2007, was inconsequential to the consolidated financial statements.
1996 Stock Incentive Plan
The 1996 Stock Incentive Plan (the Plan) allows us to grant to employees and directors various stock awards including stock options, which are granted at prices not less than the fair market value at the date of grant, and restricted and deferred shares. A maximum of approximately 18.7 million shares was approved by our stockholders to be issued under the Plan. On August 26, 2006, shares totaling approximately 8.1 million were authorized but not awarded under the Plan. The stock options may be granted for a period not to exceed ten years and generally vest from one to three years from the date of grant. Our current practice is to issue shares out of treasury stock upon the exercise of stock options.
The year-to-date analysis of our stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term	Intrinsic Value
				(dollars in
	(in thousands)			thousands)
Outstanding, beginning of period	4,099	$16.41
Expired	(31)	20.98

Outstanding, end of period	4,068	16.38	4.34	$28,952

Options exercisable, end of period	4,067	16.38	4.34	$28,944

On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted and the eligible options were granted under our 1996 Stock Incentive Plan. We used approximately 0.5 million shares of treasury stock for the award. Unearned compensation of approximately $7.4 million is being charged to expense over the vesting period and was approximately $0.2 million and $0.3 million in the first quarter of fiscal 2007 and 2006, respectively. We recognized stock-based compensation of approximately $0.1 million in selling, delivery, and administrative expenses and $0.1 million in cost of products sold in the condensed consolidated financial statements in the first quarter of fiscal 2007 and approximately $0.2 million in selling, delivery, and administrative expenses and $0.1 million in cost of products sold in the first quarter of fiscal 2006.
As required by SFAS 123R, unearned compensation of $1.9 million, which was previously reflected as a reduction to stockholders’ equity as of June 3, 2006, was reclassified as a reduction to additional paid-in capital.

The table below summarizes the nonvested restricted stock transactions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested, beginning of period	162	$14.49
Surrendered	(7)	11.05

Nonvested, end of period	155	14.64

The total compensation cost related to nonvested restricted stock awards not yet recognized as of August 26, 2006 was $1.6 million and is expected to be fully amortized by the fourth quarter of fiscal 2008.
On August 26, 2006, approximately 12.7 million total shares of common stock were reserved for issuance under various employee benefit plans.
Pro Forma Employee Stock-Based Compensation Expense
Prior to June 3, 2006, we accounted for stock-based employee compensation in accordance with the provisions and related interpretations of APB Opinion 25. Had compensation cost for share-based awards been determined consistent with SFAS 123R, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, required pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS 123R had been adopted.
Had we adopted the provisions of SFAS 123R in the first quarter of 2006, estimated pro forma net income and earnings per share would have been as follows:

Twelve Weeks
Ended
August 20,
2005
(dollars in thousands,
except per share
data)
Net loss, as reported	$(6,987)
Add: Stock-based employee compensation expense included in reported net income, net of income taxes of $0	327
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes of $0	(434)

Pro forma net loss	$(7,094)

Basic and diluted loss per share
As reported	$(0.15)
Pro forma	(0.16)

14. Restructuring (Credits) Charges
The components of restructuring (credits) charges are as follows:

	Twelve Weeks Ended
	August 26,	August 20,
	2006	2005
	(dollars in thousands)
Severance costs	$229	$2,822
Long-lived asset (credits) charges	(408)	(7,777)
Curtailment gain on a benefit plan	—	(706)
Other exit costs	708	941

Total	$529	$(4,720)

Fiscal 2007 Activity
In the first quarter of fiscal 2007, we continued with our restructuring activities and incurred severance charges of approximately $0.2 million related to the consolidation and closing of an additional accounting office.
As part of our ongoing efforts initiated in fiscal 2006 to consolidate operations to achieve production efficiencies, we realized a net restructuring credit of approximately $0.1 million in the first quarter of fiscal 2007, comprised primarily of a gain on the sale of real property and equipment of $0.3 million, partially offset by additional miscellaneous exit costs of $0.2 million for relocation, taxes, security, utilities and clean up charges.
We also experienced additional exit charges of $0.1 million, primarily due to taxes, security, utilities and clean up efforts in the first quarter of fiscal 2007, which were associated with the fiscal 2005 consolidation and company-wide reduction in force (RIF) plan.
During the first quarter of fiscal 2007, we recorded restructuring costs related to the Profit Center restructuring plan that was initiated in the fourth quarter fiscal 2005 to consolidate production, delivery routes, depots and bakery outlets. The $0.3 million net restructuring charges related to this plan were comprised of $0.4 million in other exit costs related to relocation, taxes, security, utilities and clean up, $0.8 million additional impairment charges to adjust real property and equipment to fair value, partially offset by a $0.9 million gain on the sale of real property.
The year-to-date analysis of our restructuring costs activity is as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)
Fiscal 2004 Plan
Balance June 3, 2006	$—	$—	$—	$—

Expensed in Fiscal 2007	—	(8)	4	(4)
Cash Paid in Fiscal 2007	—	—	(4)	(4)
Noncash Utilization in Fiscal 2007	—	8	—	8

Balance, August 26, 2006	—	—	—	—

Fiscal 2005 Consolidation & RIF Plan
Balance June 3, 2006	199	—	—	199

Expensed in Fiscal 2007	—	—	92	92
Cash Paid in Fiscal 2007	(140)	—	(92)	(232)
Noncash Utilization in Fiscal 2007	—	—	—	—

Balance, August 26, 2006	59	—	—	59

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)
Fiscal 2005 PC Review Plan

Balance June 3, 2006	$893	$—	$98	$991

Expensed in Fiscal 2007	—	(109)	435	326
Cash Paid in Fiscal 2007	(352)	—	(458)	(810)
Noncash Utilization in Fiscal 2007	—	109	—	109

Balance, August 26, 2006	541	—	75	616

Fiscal 2006 PC Review Plan
Balance June 3, 2006	1,000	—	45	1,045

Expensed in Fiscal 2007	—	(291)	177	(114)
Cash Paid in Fiscal 2007	(338)	—	(178)	(516)
Noncash Utilization in Fiscal 2007	—	291	—	291

Balance, August 26, 2006	662	—	44	706

Accounting Office Closing
Balance June 3, 2006	345	—	—	345

Expensed in Fiscal 2007	229	—	—	229
Cash Paid in Fiscal 2007	—	—	—	—
Noncash Utilization in Fiscal 2007	—	—	—	—

Balance, August 26, 2006	574	—	—	574

Consolidated
Balance June 3, 2006	2,437	—	143	2,580

Expensed in Fiscal 2007	229	(408)	708	529
Cash Paid in Fiscal 2007	(830)	—	(732)	(1,562)
Noncash Utilization in Fiscal 2007	—	408	—	408

Balance, August 26, 2006	$1,836	$—	$119	$1,955

Fiscal 2006 Activity
In the first quarter of fiscal 2006 we continued the review of our Profit Centers and initiated further restructuring activities. We closed two bakeries and consolidated operations, which resulted in restructuring charges of approximately $6.1 million. We recorded severance charges of $3.2 million for the elimination of approximately 705 employee positions and incurred approximately $2.8 million of charges related to asset impairment at bakery locations to adjust real estate and equipment to fair value. Additionally, we incurred other miscellaneous exit costs of $0.1 million.
Continuing with the process of consolidating operations carried on in fiscal 2005, we incurred additional restructuring charges in the first quarter of fiscal 2006 of approximately $0.2 million related to real estate taxes, security, utilities and clean up charges.
Also in the fourth quarter of fiscal 2005, we initiated an extensive review of our ten PCs in order to consolidate production, delivery routes, depots and bakery outlets. The continuation of this review process resulted in a net restructuring credit in first quarter fiscal 2006 of approximately $0.3 million. We recorded a net restructuring credit of $0.4 million for the adjustment of severance costs and $0.2 million for additional impairment of bakery equipment. We also incurred other exit costs of $0.6 million for relocation and further utility costs, security, taxes and clean up activities. These costs were offset by the realization of a net restructuring credit of $0.7 million resulting from a curtailment gain on a pension plan related to this restructuring effort.
We recorded a net restructuring credit in the first quarter of fiscal 2006 of approximately $10.8 million related to our fiscal 2004 plan that resulted from a gain realized upon the sale of one of our bakeries.
The cumulative restructuring charges recognized through the first quarter of fiscal 2007, as well as expected remaining charges through plan completion, are summarized in the two tables below. Most of the remaining costs are expected to be incurred during fiscal 2007.
Beginning in fiscal 2004, we incurred the following cumulative restructuring (credits) charges by plan (in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges or
	Benefits	(Credits)	Other	Total
Fiscal 2004 Plan	$2,537	$(8,091)	$7,006	$1,452

Fiscal 2005 Consolidation & RIF Plan	5,575	6,389	2,675	14,639

Fiscal 2005 PC Review Plan	7,206	18,548	(4,593)	21,161

Software Write-off	—	4,509	—	4,509

Fiscal 2006 PC Review Plan	6,163	(14,691)	3,202	(5,326)

Accounting Office Closings	574	—	—	574
Expected remaining restructuring (credits) charges by plan (in thousands):

	Severance	Long-Lived
	and Related	Asset
	Benefits	Charges (1)	Other	Total
Fiscal 2005 Consolidation & RIF Plan	$—	$—	$281	$281

Fiscal 2005 PC Review Plan	—	335	598	933

Fiscal 2006 PC Review Plan	—	—	1,049	1,049

Accounting Office Closings	170	—	—	170

(1)	Excludes gains expected to be realized on subsequent sales of real property.
15. Reorganization Charges
The components of reorganization charges are as follows:

	Twelve Weeks Ended		Twelve Weeks Ended
	August 26, 2006		August 20, 2005
	Reorganization	Cash	Reorganization	Cash
	Charges	Payments	Charges	Payments
	(dollars in thousands)		(dollars in thousands)
Professional fees	$7,933	$8,470	$8,852	$7,481
Employee retention expenses	350	—	2,873	2,423
Lease rejection charges (credits)	83	—	(76)	—
Interest income	(1,159)	(2,054)	(493)	(493)
Gain on sale of assets	(552)	(552)	(500)	(500)

Reorganization charges, net	$6,655	$5,864	$10,656	$8,911

16. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Twelve Weeks Ended
	August 26,	August 20,
	2006	2005
Statutory federal tax rate	35.0%	35.0%
State income tax, net	1.1	1.1
Valuation allowance increase	(31.6)	(26.8)
Adjustments to prior year tax accruals	—	33.6
Other	(1.4)	(1.1)

	3.1%	41.8%

The income tax benefit we have recognized for the first quarter of 2007 relates principally to expected refunds of tax we previously paid, available to us pursuant to a federal statutory provision that permits certain net operating losses to be carried back ten years. Only a portion of the net operating loss we incur is eligible for this treatment. Our effective tax rate for 2007 is based, in large part, upon our estimate of the amount of our 2007 loss which we expect to be eligible for the ten year carryback. Our 2006 tax provision also reflects the impact of the ten year carryback.
The amount of income taxes we pay is subject to periodic audits by federal, state and local tax authorities, which from time to time result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. During the first quarter of fiscal 2006, we adjusted our prior year tax accruals based upon a review of recently closed audits and the status of prior tax years relative to the statutes of limitation, as well as for the approval of tax credits for prior years, which had a significant favorable impact on our effective tax rate for that quarter.
We provide a valuation allowance against deferred tax assets, if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances were recorded in 2007 and 2006 against deferred tax assets originating in those years.
17. Commitments and Contingencies
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
The plaintiff alleged violations of the Fair Labor Standards Act, various California Labor Code Sections, and violations of the California Business and Professions Code and California Wage Orders. The plaintiff sought class certification alleging that we failed to pay overtime wages to RSRs in California, that the wages of route sales representatives (RSRs) employed in California were not accurately calculated, that RSRs in California were not properly granted or compensated for meal breaks and that the plaintiff and other RSRs were required to pay part of the cost of uniforms, which the plaintiff alleged violates California state wage and hour laws. The plaintiff also asserted other minor claims with respect to California state wage and hours laws.
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
Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements after the fiscal 2004 financial statement restatement were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of August 26, 2006, we have recorded a net pension benefit obligation liability of approximately $58.0 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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

18. Earnings (Loss) per Share
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
The following is the reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Twelve Weeks Ended
	August 26,	August 20,
	2006	2005
	(in thousands)
Weighted average common shares outstanding:
Basic and diluted	45,165	45,091

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock, deferred shares awarded, and our 6% senior subordinated convertible notes totaling approximately 14.1 million and 14.7 million for the first quarter 2007 and 2006, respectively, because their effect would have been antidilutive. Due to our reported net losses for all periods, diluted loss per share amounts are not adjusted for the effect of dilutive stock awards.
Under an August 12, 2004 amendment to our senior secured credit facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
19. Comprehensive Loss
Reconciliations of net loss to comprehensive loss are as follows:

	Twelve Weeks Ended
	August 26,	August 20,
	2006	2005
	(dollars in thousands)
Net loss	$(26,331)	$(6,987)

Other comprehensive loss:
Commodity derivative gains reclassified to cost of products sold, net of income taxes of $0	—	(477)

Comprehensive loss	$(26,331)	$(7,464)

20. Segment Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires us to report information about our operating segments according to management’s approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance.
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
Wholesale operations – Our wholesale operations accounted for approximately 88.4% and 88.0% of our net sales for the twelve weeks ended August 26, 2006 and August 20, 2005, respectively, and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.
Retail operations – Our retail operations generated approximately 11.6% and 12.0% of our net sales for the twelve weeks ended August 26, 2006 and August 20, 2005, respectively, and consists of five regions that sell our baked goods and other food items.
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
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations. Intersegment transfers of products at cost aggregated approximately $27.7 million and $30.6 million for the twelve weeks ended August 26, 2006 and August 20, 2005, respectively.

	Twelve Weeks Ended
	August 26, 2006	August 20, 2005
	(dollars in thousands)
Net Sales
Wholesale operations	$605,045	$655,090
Retail operations	79,200	89,559

Total net sales	$684,245	$744,649

Operating Income (Loss)
Wholesale operations	$7,631	$17,775
Retail operations	2,837	5,023

	10,468	22,798
Corporate	(18,227)	(13,294)

Total operating income (loss)	(7,759)	9,504

Interest expense	12,790	10,891
Reorganization charges	6,655	10,656
Other (income) expense	(31)	(33)

	19,414	21,514

Loss before income taxes	(27,173)	(12,010)
Provision (benefit) for income taxes	(842)	(5,023)

Net loss	$(26,331)	$(6,987)

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
RESULTS OF OPERATIONS
The following table sets forth the twelve weeks ended August 26, 2006 and August 20, 2005, the relative percentages that certain income and expense items bear to net sales:

	Twelve Weeks Ended
	August 26,	August 20,
	2006	2005
Net sales	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	51.5	49.8
Selling, delivery and administrative expenses	47.1	47.2
Restructuring (credits) charges	0.1	(0.6)
Depreciation and amortization	2.4	2.4
Loss on sale or abandonment of assets	––	––

Operating income (loss)	(1.1)	1.2
Interest expense	1.9	1.4
Reorganization charges, net	1.0	1.4
Other income	––	––

	Twelve Weeks Ended
	August 26,	August 20,
	2006	2005
Loss before income taxes	(4.0)	(1.6)
Provision (benefit) for income taxes	(0.1)	(0.7)

Net loss	(3.9)%	(0.9)%

Net Sales
(dollars in thousands)

	Twelve Weeks Ended		Twelve Weeks Ended
	August 26, 2006		August 20, 2005		Increase/
	Amount	%	Amount	%	(Decrease)
Wholesale operations	$605,045	88.4%	$655,090	88.0%	(7.6)%
Retail operations	79,200	11.6	89,559	12.0	(11.6)

Total net sales	$684,245	100.0%	$744,649	100.0%	(8.1)

Consolidated net sales. Net sales for the first quarter of fiscal year 2007, the twelve weeks ended August 26, 2006, were approximately $684.2 million, a decrease of $60.4 million, or 8.1%, from net sales of $744.6 million in fiscal year 2006.
Wholesale operations net sales. Wholesale operations net sales for the first quarter of fiscal 2007 were approximately $605.0 million representing a decline of approximately $50.0 million, or 7.6%, compared to the same period in fiscal 2006. The decline in net sales for the first quarter of fiscal 2007 as compared to the same period of the previous year was the result of sales discontinued as part of our restructuring efforts and from the effects of a highly competitive market place. These factors led to a unit volume decline of approximately 12.4%. This decline in unit volume was partially offset by an overall unit value increase, related to higher selling prices and product mix changes, of approximately 5.6% compared to the first quarter of fiscal 2006.
Retail operations net sales. Retail operations net sales for the twelve weeks ended August 26, 2006, were approximately $79.2 million, representing a decrease of approximately $10.4 million, or 11.6%, decline from retail operations net sales of $89.6 million in the first quarter of fiscal 2006. The decline in revenue is mainly attributable to the closing of retail outlets in conjunction with our restructuring efforts.
Gross profit (exclusive of depreciation and amortization). Gross profit was approximately $332.1 million or 48.5% of net sales for the first quarter of fiscal year 2007, in comparison with approximately $374.2 million or 50.2% of net sales when compared to the same period in fiscal 2006. Total cost of products sold decreased by approximately $18.2 million when compared to fiscal 2006. A substantial amount of this cost decrease relates to reduced costs resulting from the effects of our restructuring activities. On a cost per pound basis, direct component costs per pound increased approximately 5.8% when compared to fiscal 2006. These direct component costs when compared on a cost per pound of production with fiscal 2006 increased 5.4% for ingredients and 0.5% for packaging while labor decreased 0.1%. Overhead and administrative costs as a percent of sales increased approximately 0.2%

when compared to fiscal 2006. Additionally, we also have experienced an increase in route returns as a percent of route sales of approximately 0.3% when compared to fiscal 2006. The net effect of these increases when compared to our sales declines resulted in our gross profit margin decline of approximately 1.7% for the first quarter of fiscal year 2007 when compared with fiscal 2006.
Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were approximately $322.7 million, representing 47.1% of net sales, for the first quarter of fiscal 2007, down approximately $28.5 million or 8.1% from the first quarter of fiscal 2006’s selling, delivery and administrative expenses which totaled approximately $351.2 million or 47.2% of net sales. The reduction in costs relates directly to our restructuring activities whereby we were consolidating routes and depots and retail outlets. Our selling, delivery and administrative expenses as a percent of sales decreased approximately 0.1% when compared to the same period in the prior year. Our labor and labor related costs and advertising decreased as a percent of sales by 1.0% and 0.1%, respectively. These cost decreases were partially offset by an increase of our fuel and energy costs and other miscellaneous expenses as a percent of sales of 0.6% and 0.4% respectively.
Restructuring (credits) charges. Net restructuring charges for the first quarter of fiscal 2007 were approximately $0.5 million. Included in this amount was a gain on sale of real estate of approximately $1.2 million, additional exit costs related to relocation, taxes, security, utilities and cleanup of assets held for sale of $0.7 million, asset impairment charges of approximately $0.8 million and severance costs of approximately $0.2 million related to the closure of an accounting office.
During the first quarter of fiscal 2006, we realized a net gain of approximately $4.7 million related to restructuring plans initiated in fiscal 2006 and 2005 to close and restructure certain bakeries and retail stores. The net gain was composed of approximately $11.4 million net gain on sale of assets partially offset by $2.8 million severance costs, $3.6 million impairment charges, $1.0 million other closing costs, and a $0.7 million curtailment credit.
See Note 14. Restructuring (Credits) Charges to the condensed consolidated financial statements, regarding detail components of restructuring charges.
Operating Income (Loss)
(dollars in thousands)

	Twelve Weeks Ended		Twelve Weeks Ended
	August 26, 2006		August 20, 2005
	Amount	%	Amount	%
Wholesale operations	$7,631	(98.4)%	$17,775	187.0%
Retail operations	2,837	(36.5)	5,023	52.9

	10,468	(134.9)	22,798	239.9
Corporate	(18,227)	234.9	(13,294)	(139.9)

Total operating income (loss)	$(7,759)	100.0%	$9,504	100.0%

Consolidated operating income (loss). Based upon the above factors, we had a consolidated operating loss for the first quarter of fiscal 2007 of approximately $7.8 million or (1.1)% of net sales, down from prior year’s operating income for the same period of $9.5 million, or 1.2% of net sales. The 2.4% reduction in operating income as a percent of sales is attributable to a 1.7% increase in cost of products sold as a percent of sales and a 0.7% increase in restructuring (credits) charges as a percent of sales. The operating income for the first quarter of fiscal 2006 included a net restructuring credit of approximately $4.7 million.
Wholesale operating income. Wholesale operating income for the first quarter of 2007 was approximately $7.6 million representing a decrease from operating income of approximately $17.8 million when compared to the same period in fiscal 2006. The decrease was attributable to an approximately $50.0 million revenue decrease only partially offset by an approximately $39.9 million wholesale cost decrease.
Retail operating income (loss). Retail operating income for the first quarter of 2007 was approximately $2.8 million representing a decrease from operating income of approximately $5.0 million when compared to the same period in fiscal 2006. The decrease was attributable to an approximately $10.3 million revenue decrease offset by an approximately $8.1 million retail operating cost decrease.
Reorganization charges. Reorganization charges for the first quarter of fiscal 2007 were approximately $6.7 million. Reorganization charges were represented by approximately: (1) $7.9 million of professional fees; (2) $0.4 million of payroll related charges to retain key employees during our reorganization; (3) $0.1 million of charges from rejected real estate leases; (4) $1.2 million of interest income and (5) $0.5 million gain realized on the sale of assets.
Reorganization charges for the first quarter of fiscal 2006 were approximately $10.7 million. Reorganization charges were represented by approximately: (1) $8.9 million of professional fees; (2) $ 0.5 million of interest income; (3) $ 0.5 million gain on the sale of assets; (4) $0.1 million gain as we rejected certain of our lease agreements covering equipment and real estate; (5) $2.9 million of payroll related charges to retain key employees during our reorganization.
Interest expense. Net interest expense was approximately $12.8 million during the first quarter of fiscal 2007 representing an increase of approximately $1.9 million compared to approximately $10.9 million in the first quarter of fiscal 2006. The net increase is primarily attributable to a slight increase in interest bearing debt coupled with higher interest rates when compared with the same period of the prior year.
Provision for income taxes. The effective income tax benefit rates were 3.1% and 41.8% for the first quarter of fiscal 2007 and fiscal 2006, respectively. Our effective income tax benefit rate was impacted favorably in the first quarter of 2006 by adjustments to our prior year tax accruals and by the approval of tax credits for prior years. Our effective income tax rate for the first quarters of 2007 and 2006 were negatively impacted by valuation allowances recorded because we do not believe that it is more likely than not our net operating losses and certain other deferred tax assets will be able to be utilized in future years. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The income tax benefit we have recognized for the first quarter of 2007 relates principally to expected refunds of tax we previously paid, available to us pursuant to a federal statutory provision that permits certain net operating losses to be carried back ten years. Only a portion of the net operating loss we incur is eligible for this treatment. Our effective tax rate for 2007 is based, in large part, upon our estimate of the amount of our 2007 loss which we expect to be eligible for the ten year carryback. Our 2006 tax provision also reflects the impact of the ten year carryback.
CASH RESOURCES AND LIQUIDITY
Refer to Sources of Liquidity and Capital in the Cash Resources and Liquidity section of our 2006 Annual Report on Form 10-K filed concurrently with this document for additional information.
CASH FLOWS
During the twelve weeks ended August 26, 2006, we generated $37.0 million of cash, which was the net impact of $4.8 million in cash used in operating activities, $87.4 million in cash generated from investing activities, and $45.6 million in cash used in financing activities.
Cash from (used in) operating activities. Cash used in operating activities for fiscal 2007 was $4.8 million, which represents a decrease of $38.4 million from cash generated in fiscal 2006 of $33.6 million. While we posted a net loss of $26.3 million in the period, a number of items that contributed to the net loss were non-cash items, including $16.4 million for depreciation and amortization. In addition, changes in working capital components generated $4.8 million in cash during fiscal 2007 primarily due to cash provided by (1) a decrease in accounts receivable of $6.0 million;

(2) a net increase in the long-term portion of our self-insurance reserves of $4.4 million; offset by cash used in (3) an increase in inventory of $2.3 million; (4) a net decrease in other items of $0.5 million; and (5) a decrease in accounts payable and accrued expenses of $2.8 million. For fiscal 2006, changes in working capital components generated cash equal to $28.2 million.
Cash from (used in) investing activities. Cash generated from investing activities during fiscal 2007 was $87.4 million, $93.3 million more than the cash used during fiscal 2006 of $5.9 million. This significant increase is primarily attributable to the release, pursuant to the eighth amendment to the DIP Facility, of restricted cash previously held as collateral and unavailable to the Company in the amount of $85.5 million (excluding interest earned) at June 3, 2006 and $89.2 million (excluding interest earned) at August 25, 2006, the effective date of the eighth amendment to the DIP Facility. In addition, we received $5.3 million in asset sale proceeds and used $3.6 million to acquire property, equipment and software assets. During fiscal 2006 we received asset sale proceeds in the amount of $22.0 million and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $19.6 million. During 2006, purchases of property and equipment totaled $8.3 million.
Cash from (used in) financing activities. Cash used in financing activities for fiscal 2007 was $45.6 million, primarily due to a reduction in our pre-petition secured debt of $45.4 million. The previously discussed eighth amendment to the DIP Facility released restricted cash in the amount of $90.7 million effective August 25, 2006 and required that $45.4 million of that amount be used to reduce the outstanding balance of the pre-petition secured debt. This compares to cash generated from financing activities in fiscal 2006 which totaled $13.1 million due mostly to an increase in our pre-petition secured revolving credit facility of $13.4 million.
OFF-BALANCE SHEET FINANCING
We do not participate in, nor secure financings for, any unconsolidated, special purpose entities.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We have two reportable segments: Wholesale Operations, which consists of aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods; and Retail Operations, which consists of five regions that sell our baked goods and other food items. See Note 20. Segment Information to these condensed consolidated financial statements for further information.
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
Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivative positions as of August 26, 2006, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 26, 2006. Based on that evaluation and due to the existence of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 26, 2006.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended August 26, 2006, except as described below. Management believes that all of the material weaknesses described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006 existed as of August 26, 2006, and we are continuing to address deficiencies in the Company’s internal controls. Certain of these remediation actions are described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006. Efforts to test and remediate our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2007 and beyond.

PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 7, 2006, R2 Investments, LDC converted $1,000 of our 6.0% senior subordinated convertible notes held by them into 98 shares of our common stock.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of	Average Price	of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased (A)	(or Unit)	or Programs	Plans or Programs
Period 1
June 4 – July 1, 2006	3	$7.80	3	7,396,685
Period 2
July 2 –July 29, 2005	9	$6.58	9	7,396,676
Period 3
July 30–Aug 26, 2005	9	$5.77	9	7,396,667

Total	21	$6.43	21	7,396,667

A)	Except as provided in the next sentence, repurchases resulted from the repurchase of fractional shares upon issuance of certificates representing stock held in the Employee Stock Purchase Plan. This plan was terminated in conjunction with the Bankruptcy filing in September 2004. In connection with the conversion of $1,000 of our 6% senior subordinated convertible notes, a fractional share was repurchased.
Item 6. Exhibits

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 9, 2002, filed on April 19, 2002).

3.2	Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).

31.1	Certification of Antonio C. Alvarez II pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Ronald B. Hutchison pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Antonio C. Alvarez II pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Ronald B. Hutchison pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

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