Form 10-Q
period 2006-11-18
INTERSTATE BAKERIES CORP/DE/
filed 2006-12-22
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 18, 2006
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

INTERSTATE BAKERIES CORPORATION
FORM 10-Q
QUARTER ENDED NOVEMBER 18, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share data)

	November 18,	June 3,
	2006	2006
ASSETS

Current assets
Cash	$81,612	$78,178
Restricted cash	7,606	86,353
Accounts receivable, less allowance for doubtful accounts of $3,253 and $3,400, respectively	148,030	150,507
Inventories	66,971	65,431
Assets held for sale	8,779	11,931
Other current assets	67,553	67,637

Total current assets	380,551	460,037

Property and equipment, net	576,243	601,101
Other intangible assets	160,711	161,128
Other assets	29,842	30,789

Total assets	$1,147,347	$1,253,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise
Current liabilities
Long-term debt	$448,731	$494,882
Accounts payable	111,416	117,044
Accrued expenses	243,165	244,166

Total current liabilities	803,312	856,092

Other liabilities	271,423	272,647
Deferred income taxes	76,219	77,819

Total liabilities not subject to compromise	1,150,954	1,206,558

Liabilities subject to compromise	289,142	287,080

Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,285,000 and 45,295,000 shares outstanding, respectively	816	816
Additional paid-in capital	584,269	585,631
Accumulated deficit	(195,327)	(142,711)
Treasury stock, 36,294,000 and 36,284,000 shares at cost, respectively	(678,629)	(678,572)
Unearned restricted stock compensation	—	(1,869)
Accumulated other comprehensive loss	(3,878)	(3,878)

Total stockholders’ deficit	(292,749)	(240,583)

Total liabilities and stockholders’ deficit	$1,147,347	$1,253,055

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 18,	November 12,	November 18,	November 12,
	2006	2005	2006	2005
Net sales	$671,913	$702,381	$1,356,158	$1,447,030

Cost of products sold (exclusive of items shown below)	347,521	357,022	699,693	727,435
Selling, delivery and administrative expenses	318,704	353,060	641,372	704,247
Restructuring (credits) charges	(4,193)	16,375	(3,664)	11,655
Depreciation and amortization	16,116	17,449	32,533	35,551
Loss on sale or abandonment of assets	516	403	734	566

	678,664	744,309	1,370,668	1,479,454

Operating loss	(6,751)	(41,928)	(14,510)	(32,424)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $1,367, $1,366, $2,750, and $2,683, respectively)	11,368	11,600	24,158	22,491
Reorganization charges, net	10,052	7,491	16,707	18,147
Other income	(1,045)	(2,802)	(1,076)	(2,835)

	20,375	16,289	39,789	37,803

Loss before income taxes	(27,126)	(58,217)	(54,299)	(70,227)
Provision (benefit) for income taxes	(841)	(4,892)	(1,683)	(9,915)

Net loss	$(26,285)	$(53,325)	$(52,616)	$(60,312)

Loss per share

Basic	$(0.58)	$(1.18)	$(1.16)	$(1.34)

Diluted	$(0.58)	$(1.18)	$(1.16)	$(1.34)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Twenty-Four Weeks Ended
	November 18,	November 12,
	2006	2005
Operating activities
Net loss	$(52,616)	$(60,312)
Depreciation and amortization	32,533	35,551
Provision (benefit) for deferred income taxes	600	(840)
Reorganization charges, net	16,707	18,147
Cash reorganization items	(14,700)	(18,711)
Non-cash bankruptcy-related credits	234	(620)
Non-cash interest expense — deferred debt fees	661	2,806
Non-cash restricted stock and deferred share compensation expense	449	629
(Gain) loss on sale, write-down or abandonment of assets	(5,375)	4,260
Change in operating assets and liabilities:
Accounts receivable	2,477	21,839
Inventories	(1,540)	10,581
Other current assets	(2,116)	7,923
Accounts payable and accrued expenses	(6,992)	(4,666)
Long-term portion of self insurance reserves	(488)	11,580
Other	527	(4,818)

Net cash from (used in) operating activities	(29,639)	23,349

Investing activities
Purchases of property and equipment	(11,620)	(17,904)
Proceeds from sale of assets	13,158	23,838
Restricted cash deposit	(11,354)	(19,923)
Restricted cash release	89,222	—
Acquisition and development of software assets	(758)	—
Other	217	45

Net cash from (used in) investing activities	78,865	(13,944)

Financing activities
Reduction of long-term debt	(45,792)	(544)
Increase in revolving credit facility	—	13,414
Stock option exercise proceeds	—	101

Net cash from (used in) financing activities	(45,792)	12,971

Net increase in cash	3,434	22,376

Cash at the beginning of period	78,178	151,558

Cash at the end of period	$81,612	$173,934

Cash payments (received)
Interest	$20,747	$20,488
Income taxes	(530)	(15,510)

Non-cash investing and financing activities
Long-term debt reduction from lease rejections	359	856
Asset disposals from lease rejections	271	682
Convertible note conversion to equity	1	—
Interest income earned on restricted cash deposit	614	—
See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(dollars and shares in thousands)

	Common						Unearned	Accumulated
	Stock Issued		Additional		Treasury Stock		Restricted	Other	Total
	Number	Par	Paid-in	Accumulated	Number of		Stock	Comprehensive	Stockholders’
	of Shares	Value	Capital	Deficit	Shares	Cost	Compensation	Loss	Deficit
Balance June 3, 2006	81,579	$816	$585,631	$(142,711)	(36,284)	$(678,572)	$(1,869)	$(3,878)	$(240,583)
Comprehensive loss	—	—	—	(52,616)	—	—	—	—	(52,616)
Adoption of SFAS No. 123R, Share-Based Payment	—	—	(1,869)	—	—	—	1,869	—	—
Convertible note conversion	—	—	(1)	—	—	2	—	—	1
Restricted share compensation expense	—	—	537	—	—	—	—	—	537
Restricted shares surrendered	—	—	(29)	—	(10)	(59)	—	—	(88)

Balance November 18, 2006	81,579	$816	$584,269	$(195,327)	(36,294)	$(678,629)	$—	$(3,878)	$(292,749)

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
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. The accompanying unaudited condensed consolidated financial statements, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and twenty-four weeks ended November 18, 2006 may not necessarily be indicative of the results for the full year ending June 2, 2007.
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
Cash and cash equivalents — We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of bank balances totaling approximately $26.1 million and $26.7 million at November 18, 2006 and June 3, 2006, respectively. Restricted cash represents cash held as collateral pursuant to our debtor-in-possession financing agreement and is not considered a cash equivalent in the consolidated statement of cash flows. See Note 8. Debt to these condensed consolidated financial statements for related disclosures.
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
3. Inventories
The components of inventories are as follows:

	November 18,	June 3,
	2006	2006
	(dollars in thousands)
Ingredients and packaging	$43,055	$44,540
Finished goods	23,916	20,891

	$66,971	$65,431

4. Property and Equipment
Property and equipment consists of the following:

	November 18,	June 3,
	2006	2006
	(dollars in thousands)
Land and buildings (lives ranging from 10 to 35 years)	$386,707	$390,573
Machinery and equipment (lives ranging from 4 to 15 years)	924,117	931,408

	1,310,824	1,321,981
Less accumulated depreciation	(734,581)	(720,880)

	$576,243	$601,101

Included in depreciation and amortization expense is approximately $12.1 million and $13.5 million for the twelve week and $24.6 million and $27.6 million for the twenty-four week periods ended November 18, 2006 and November 12, 2005, respectively, that relates to property and equipment used in our production process.
5. Assets Held for Sale
As part of our continuing efforts to address our revenue declines and high cost structure, we have commenced a restructuring process for the consolidation and standardization of our distribution system, delivery routes and bakery outlets throughout the nation. This process also includes a review of productive capacity in our bakeries and where logical, we are closing bakeries and consolidating production. During the second quarter of fiscal 2007, excess assets amounting to approximately $0.6 million were identified and reclassified to assets held for sale with net assets of approximately $8.8 million remaining at November 18, 2006 when combined with assets previously identified as held for sale. Net gains realized on the sale of our assets in the second quarter of fiscal 2007 and 2006 aggregated approximately $5.4 million and $0.2 million while year-to-date net gains for fiscal 2007 and 2006 were approximately $6.5 million and $12.4 million, respectively. Substantially all of the net gains realized relate to restructuring activities and are classified as long-lived asset credits to our restructuring charges. See Note 14. Restructuring (Credits) Charges.
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
At November 18, 2006, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, on its effective date required us to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. At November 18, 2006, the maximum potential liability for all guaranteed lease residual values was $6.1 million, including amounts guaranteed prior and subsequent to the effective date of $2.6 million and $3.5 million, respectively. At November 18, 2006, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of $0.1 million.
7. Other Intangible Assets
Other intangible assets consist of the following:

	November 18,	June 3,
	2006	2006
	(dollars in thousands)
Intangible assets with indefinite lives (generally trademarks and trade names)
Gross carrying amount	$157,471	$157,471

Intangible assets with finite lives
Gross carrying amount	$13,854	$13,854
Less:
Accumulated amortization	(10,614)	(10,197)

Net carrying amount	$3,240	$3,657

Intangible amortization expense for the second quarter of both fiscal 2007 and 2006 was approximately $0.2 million while year-to-date for both fiscal 2007 and 2006 intangible amortization expense was approximately $0.4 million. These amounts were recorded as a reduction of net sales.

8. Debt
Long-term debt consists of the following:

	November 18,	June 3,
	2006	2006
	(dollars in thousands)
Secured
Post-petition credit agreement	$—	$—
Senior secured credit facility – pre-petition	444,495	489,817
Unsecured
6% senior subordinated convertible notes – pre-petition	99,999	100,000
Capital leases
Real Estate	4,236	5,065
Capital lease converted to pre-petition debt	6,125	6,125

	554,855	601,007

Less:
Long-term debt recorded to current liabilities	(448,731)	(494,882)
Pre-petition debt included in liabilities subject to compromise	(106,124)	(106,125)

Long-term debt recorded as long-term liability	$—	$—

Post-Petition Credit Agreement
On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (the DIP Facility) which provides for a $200.0 million commitment (the Commitment) of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility originally provided for a secured revolving line of credit through September 22, 2006, which date has been extended to June 2, 2007 pursuant to the eighth amendment. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount of $150.0 million (increased from the original limitation of $75 million as a result of prior amendments) of which $104.9 million was utilized at November 18, 2006. We pay fees approximating 3.0% on the balance of all letters of credit issued and outstanding under the DIP Facility. The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. Interest on borrowings under the DIP Facility is at either the alternate base rate (as defined in the DIP Facility) plus 1.75%, or, at our option, the London Interbank Offered Rate (LIBOR) plus 2.75%. We also pay a commitment fee of 0.50% on the unused portion of the DIP Facility. Interest is payable monthly in arrears. As of November 18, 2006, there were no borrowings outstanding under the DIP Facility and we had $77.8 million available under the DIP Facility (of which up to $45.1 million could be used for additional letters of credit).
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
Senior Secured Credit Facility
During fiscal year 2002, we entered into a $900.0 million senior secured credit facility agreement with a syndicate of banks and institutional lenders. At November 18, 2006 under this credit facility, we had letters of credit outstanding of approximately $114.7 million and debt outstanding of approximately $444.5 million which carried a weighted average interest rate of 9.4%.
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
Other Matters
At November 18, 2006, we have classified all of our debt as payable within one year due to our default under credit agreements or due to the effects of our bankruptcy process. Additionally, our debt commitments include significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, such commitments may not reflect actual cash outlays in the future period.
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
During the twenty-four week periods ending November 18, 2006 and November 12, 2005, we did not elect to apply hedge accounting for any of our derivative commodity purchases and all such derivatives were marked-to-market through cost of products sold or selling, delivery and administrative expenses, as appropriate. At November 18, 2006, the fair value of our commodity derivatives was de minimis based upon widely available market quotes. The only derivative activity in OCI for fiscal 2006 was the reclassification to cost of products sold of amounts in OCI at fiscal 2005 year end.
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
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain tax and other claims. We also have suspended the accrual of interest on the unsecured 6% senior subordinated convertible notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. The cumulative contractual unrecorded interest at November 18, 2006 on these obligations was approximately $12.9 million. The unrecorded interest expense for the second quarter of fiscal 2007 and 2006 on these obligations was approximately $1.4 million and $1.3 million, respectively, and year-to-date for fiscal 2007 and 2006 unrecorded interest on these obligations was approximately $2.8 million and

$2.7 million, respectively. See Note 8. Debt to these financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.
The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheet:

	November 18,	June 3,
	2006	2006
	(dollars in thousands)
Accounts payable	$130,465	$129,951
Taxes payable	7,715	7,966
Retirement obligations (SERP and deferred compensation)	14,389	14,598
Legal reserve	13,160	12,910
Interest bearing debt and capital leases	106,124	106,125
Other	17,289	15,530

	$289,142	$287,080

The increase in other liabilities subject to compromise primarily reflects the settlement of various insurance claims.
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
Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of November 18, 2006, we have recorded a net pension benefit obligation liability of approximately $58.0 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
The ABA Plan’s net benefit obligation liability is recorded in other liabilities except for the current portion of $37.3 million and $37.5 million for November 18, 2006 and June 3, 2006, respectively, which is recorded in accrued expenses.
The following tables detail our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
The components of the pension (credit) expense for the ABA Plan are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 18,	November 12,	November 18,	November 12,
	2006	2005	2006	2005
	(dollars in thousands)
Service cost	$261	$364	$522	$728
Interest cost	776	740	1,552	1,480
Expected return on negative plan assets	84	57	168	114
Recognition of
Actuarial (gain) loss	—	(1,281)	—	(2,562)

Total periodic pension (credit) cost	1,121	(120)	2,242	(240)
Curtailment gain	—	—	—	(1,176)

Net pension (credit) expense	$1,121	$(120)	$2,242	$(1,416)

Defined Benefit Pension Plan
We also maintain a defined benefit pension plan to benefit certain union and nonunion employee groups, with participation generally resulting from business acquisitions. The components of the pension expense for the defined benefit pension plan are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 18,	November 12,	November 18,	November 12,
	2006	2005	2006	2005
	(dollars in thousands)
Service cost	$213	$209	$426	$418
Interest cost	916	932	1,832	1,864
Expected return on plan assets	(1,246)	(1,127)	(2,492)	(2,254)
Recognition of
Prior service cost	63	66	126	132
Actuarial loss	7	124	14	248

Net pension expense	$(47)	$204	$(94)	$408

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
The components of the net postretirement benefit (credit) expense are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 18,	November 12,	November 18,	November 12,
	2006	2005	2006	2005
	(dollars in thousands)
Service cost	$298	$333	$596	$666
Interest cost	833	783	1,666	1,566
Amortization
Unrecognized prior service cost (benefit)	(1,706)	(1,706)	(3,412)	(3,412)
Unrecognized net loss	242	302	484	604

Net postretirement benefit (credit) expense	$(333)	$(288)	$(666)	$(576)

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
Subsequent to our bankruptcy filing, we suspended the SERP as of November 11, 2004. Approximately $10.6 million representing the portion of the SERP liability, at both November 18, 2006 and June 3, 2006, attributable to retired participants has been reclassified to liabilities subject to compromise.
SERP expense was $0.3 million for both twelve week periods ended and $0.6 million for both twenty-four week periods ended November 18, 2006 and November 12, 2005, respectively, which represented interest cost.
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
1996 Stock Incentive Plan
The 1996 Stock Incentive Plan (the Plan) allows us to grant to employees and directors various stock awards including stock options, which are granted at prices not less than the fair market value at the date of grant, and restricted and deferred shares. A maximum of approximately 18.7 million shares was approved by our stockholders to be issued under the Plan. On November 18, 2006, shares totaling approximately 8.6 million were authorized but not awarded under the Plan. The stock options may be granted for a period not to exceed ten years and generally vest from one to three years from the date of grant. Our current practice is to settle awards out of treasury stock.

The year-to-date analysis of our stock option activity is as follows:
		Weighted	Weighted
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	Per Share	Contractual Term	Intrinsic Value
				(dollars in
	(in thousands)			thousands)
Outstanding, beginning of period	4,099	$16.41
Expired	(453)	18.68

Outstanding, end of period	3,646	16.13	4.58	$26,211

Options exercisable, end of period	3,646	16.13	4.58	$26,211

On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted and the eligible options were granted under our 1996 Stock Incentive Plan. We used approximately 0.5 million shares of treasury stock for the award. Unearned compensation of approximately $7.4 million is being charged to expense over the vesting period and was approximately $0.3 million in the second quarter of both 2007 and 2006 and $0.4 million and $0.6 million charged in the second quarter year-to-date of 2007 and 2006, respectively. We recognized stock-based compensation of approximately $0.2 million in selling, delivery, and administrative expenses and $0.1 million in cost of products sold in the condensed consolidated financial statements in the second quarter of both fiscal 2007 and 2006. In addition, approximately $0.2 million in selling, delivery, and administrative expenses and $0.2 million in cost of products sold in the second quarter year-to-date of fiscal 2007 and approximately $0.4 million in selling, delivery, and administrative expenses and $0.2 million in cost of products sold in the second quarter year-to-date of fiscal 2006.
As required by SFAS 123R, unearned compensation of $1.9 million, which was previously reflected as a reduction to stockholders’ equity as of June 3, 2006, was reclassified as a reduction to additional paid-in capital.

The table below summarizes year-to-date nonvested restricted stock transactions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested, beginning of period	162	$14.49
Surrendered	(10)	12.22

Nonvested, end of period	152	14.64

The total compensation cost related to nonvested restricted stock awards not yet recognized as of November 18, 2006 was $1.3 million and is expected to be fully amortized by the fourth quarter of fiscal 2008.
On November 18, 2006, approximately 12.7 million total shares of common stock were reserved for issuance under various employee benefit plans.
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
Had we adopted the provisions of SFAS 123R in the first quarter of 2006, estimated pro forma net income and earnings per share would have been as follows:

	Twelve	Twenty-
	Weeks	Four Weeks
	Ended	Ended
	November 12, 2005
	(dollars in thousands, except per share data)
Net loss, as reported	$(53,325)	$(60,312)
Add: Stock-based employee compensation expense included in reported net income, net of income taxes of $0	303	630
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes of $0	(418)	(852)

Pro forma net loss	$(53,440)	$(60,534)

Basic and diluted loss per share
As reported	$(1.18)	$(1.34)
Pro forma	(1.18)	(1.34)

14. Restructuring (Credits) Charges
The components of restructuring (credits) charges are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 18,	November 12,	November 18,	November 12,
	2006	2005	2006	2005
	(dollars in thousands)
Severance costs	$67	$1,682	$296	$4,504
Long-lived asset charges	(4,787)	12,064	(5,195)	4,287
Curtailment gain on a benefit plan	—	—	—	(706)
Other exit costs	527	2,629	1,235	3,570

Total	$(4,193)	$16,375	$(3,664)	$11,655

Fiscal 2007 Activity
In second quarter fiscal 2007, we continued with our restructuring activities and incurred severance charges of approximately $0.1 million related to the consolidation and closing of one additional accounting office. Year-to-date fiscal 2007 severance charges related to accounting office closings were approximately $0.3 million and a total of two accounting offices were closed.
As part of our ongoing efforts initiated in fiscal 2006 to consolidate operations to achieve production efficiencies, we realized a net restructuring credit in second quarter fiscal 2007 of approximately $4.5 million, comprised primarily of a gain on the sale of real property of $4.7 million, partially offset by additional miscellaneous exit costs of $0.2 million for relocation, taxes, security, utilities and clean up charges. In year-to-date fiscal 2007, we realized a net restructuring credit of approximately $4.6 million related to the fiscal 2006 consolidation efforts, comprised primarily of a gain on the sale of real property and equipment of $5.0 million, partially offset by additional miscellaneous exit costs of $0.4 million.
We also experienced additional exit charges in second quarter fiscal 2007 of $0.1 million, primarily due to taxes, security, utilities and clean up efforts, which were associated with the fiscal 2005 consolidation and company-wide reduction in force (RIF) plan. Fiscal 2007 year-to-date additional exit charges associated with the fiscal 2005 consolidation and company-wide RIF plan were $0.2 million.
During second quarter fiscal 2007, we recorded restructuring costs related to the Profit Center restructuring plan that was initiated in the fourth quarter fiscal 2005 to consolidate production, delivery routes, depots and bakery outlets. The $0.2 million net restructuring charges related to this plan were comprised of $0.3 million in other exit costs related to relocation, taxes, security, utilities and clean up and $0.3 million additional impairment charges to adjust real property and equipment to fair value, partially offset by a $0.4 million gain on the sale of real property. Year-to-date fiscal 2007 restructuring costs related to the Profit Center restructuring plan initiated in fourth quarter fiscal 2005 were $0.5 million, comprised of $0.7 million in other exit costs and $1.1 million in additional impairment charges, partially offset by a net gain on the sale of real property of $1.3 million.

The year-to-date analysis of our restructuring costs activity is as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)

Fiscal 2004 Plan

Balance June 3, 2006	$—	$—	$—	$—

Expensed in Fiscal 2007	—	(8)	4	(4)
Cash Paid in Fiscal 2007	—	—	(4)	(4)
Noncash Utilization in Fiscal 2007	—	8	—	8

Balance November 18, 2006	—	—	—	—

Fiscal 2005 Consolidation & RIF Plan

Balance June 3, 2006	199	—	—	199

Expensed in Fiscal 2007	—	—	156	156
Cash Paid in Fiscal 2007	(186)	—	(156)	(342)
Noncash Utilization in Fiscal 2007	—	—	—	—

Balance November 18, 2006	13	—	—	13

Fiscal 2005 PC Review Plan

Balance June 3, 2006	893	—	98	991

Expensed in Fiscal 2007	—	(222)	682	460
Cash Paid in Fiscal 2007	(490)	—	(695)	(1,185)
Noncash Utilization in Fiscal 2007	—	222	—	222

Balance November 18, 2006	403	—	85	488

Fiscal 2006 PC Review Plan

Balance June 3, 2006	1,000	—	45	1,045

Expensed in Fiscal 2007	—	(4,965)	366	(4,599)
Cash Paid in Fiscal 2007	(557)	—	(387)	(944)
Noncash Utilization in Fiscal 2007	—	4,965	—	4,965

Balance November 18, 2006	443	—	24	467

Accounting Office Closings

Balance June 3, 2006	345	—	—	345

Expensed in Fiscal 2007	296	—	27	323
Cash Paid in Fiscal 2007	(214)	—	(1)	(215)
Noncash Utilization in Fiscal 2007	—	—	—	—

Balance November 18, 2006	427	—	26	453

Consolidated

Balance June 3, 2006	2,437	—	143	2,580

Expensed in Fiscal 2007	296	(5,195)	1,235	(3,664)
Cash Paid in Fiscal 2007	(1,447)	—	(1,243)	(2,690)
Noncash Utilization in Fiscal 2007	—	5,195	—	5,195

Balance November 18, 2006	$1,286	$—	$135	$1,421

Fiscal 2006 Activity
In fiscal 2006, we continued the review of our Profit Centers and initiated further restructuring activities. During the first and second quarters, we closed four bakeries, two in each quarter, and consolidated operations, which resulted in net restructuring charges of approximately $15.8 million and $21.9 million, for the quarter and year-to-date, respectively. We recorded severance charges of $3.2 million for the elimination of approximately 705 employee positions during first quarter, and severance charges of $1.7 million for the elimination of approximately 1,139 employee positions during second quarter. In first and second quarters, we incurred approximately $2.8 million and $12.6 million, respectively, of charges related to asset impairment at the bakery locations to adjust the real estate and equipment to fair value, and we incurred other miscellaneous exit costs of $0.1 million in the first quarter and $1.5 million in the second quarter for relocation and utility costs, security, taxes and clean up activities.
Continuing with the process of consolidating operations carried on in fiscal 2005, we incurred additional restructuring charges of $0.3 million in year-to-date fiscal 2006, $0.2 million in the first quarter and $0.1 million in the second quarter, related primarily to real estate taxes, security, utilities, and clean up charges.
In the fourth quarter of fiscal 2005, we initiated an extensive review of our ten PCs in order to consolidate production, delivery routes, depots and bakery outlets. The continuation of this review process resulted in a net restructuring credit in the first quarter of fiscal 2006 of $0.3 million and additional net restructuring charges of $0.5 million in the second quarter of fiscal 2006. In first quarter, we recorded a net restructuring credit of $0.4 million for the adjustment of severance costs, net restructuring charges of $0.2 million for additional impairment of bakery equipment, and other exit costs of $0.6 million for relocation and further utility costs, security, taxes, and clean up activities. First quarter costs were offset by the realization of a net restructuring credit of $0.7 million resulting from curtailment gain on a pension plan related to this restructuring effort. In second quarter, we recorded net gains of approximately $0.5 million on the sale of equipment and other exit costs of approximately $1.0 million for relocation and further utility costs, security, taxes, and clean up activities.
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
Cumulative restructuring (credits) charges by plan (in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Fiscal 2004 Plan	$2,537	$(8,091)	$7,006	$1,452

Fiscal 2005 Consolidation & RIF Plan	5,575	6,389	2,739	14,703

Fiscal 2005 PC Review Plan	7,206	18,435	(4,346)	21,295

Software Write-off	—	4,509	—	4,509

Fiscal 2006 PC Review Plan	6,163	(19,365)	3,391	(9,811)

Accounting Office Closings	641	—	27	668
Expected remaining restructuring (credits) charges by plan (in thousands):

	Severance	Long-Lived
	and Related	Asset
	Benefits	Charges (1)	Other	Total
Fiscal 2005 Consolidation & RIF Plan	$—	$—	$214	$214

Fiscal 2005 PC Review Plan	—	—	315	315

Fiscal 2006 PC Review Plan	—	—	912	912

Accounting Office Closings	103	—	—	103

(1)	Excludes gains expected to be realized on subsequent sales of real property.

15. Reorganization Charges
The components of reorganization charges are as follows:

	November 18, 2006
	Twelve Weeks	Twenty-Four Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
	(dollars in thousands)
Professional fees	$10,522	$18,455	$18,125
Employee retention expenses	350	700	—
Lease rejection charges (credits)	15	98	—
Interest income	(562)	(1,721)	(2,600)
Gain on sale of assets	(273)	(825)	(825)

Reorganization charges, net	$10,052	$16,707	$14,700

	November 12, 2005
	Twelve Weeks	Twenty-Four Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
	(dollars in thousands)
Professional fees	$6,913	$15,765	$16,378
Employee retention expenses	1,533	4,406	4,286
Lease rejection charges (credits)	5	(71)	—
Interest income	(863)	(1,356)	(1,356)
Gain on sale of assets	(97)	(597)	(597)

Reorganization charges, net	$7,491	$18,147	$18,711

16. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Twenty-four Weeks Ended
	November 18,	November 12,
	2006	2005
Statutory federal tax rate	35.0%	35.0%
State income tax, net	1.1	1.1
Valuation allowance increase	(31.6)	(26.7)
Adjustments to prior year tax accruals	—	5.8
Other	(1.4)	(1.1)

	3.1%	14.1%

The income tax benefit we have recognized in 2007 relates principally to expected refunds of tax we previously paid, available to us pursuant to a federal statutory provision that permits certain net operating losses to be carried back ten years. Only a portion of the net operating loss we incur is eligible for this treatment. Our effective tax rate for 2007 is based, in large part, upon our estimate of the amount of our 2007 loss which we expect to be eligible for the ten year carryback. Our 2006 tax provision also reflects the impact of the ten year carryback.
The amount of income taxes we pay is subject to periodic audits by federal, state and local tax authorities, which from time to time result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. During the first quarter of fiscal 2006, we adjusted our prior year tax accruals based upon a review of recently closed audits and the status of prior tax years relative to the statutes of limitation, as well as for the approval of tax credits for prior years, which had a significant favorable impact on our effective tax rate for the first two quarters of 2006.
We provide a valuation allowance against deferred tax assets, if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances were recorded in 2007 and 2006 against deferred tax assets originating in those years.
17. Commitments and Contingencies
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819, 04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. Subsequently, on November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. On January 14, 2006, Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As a result of the filing, our pre-petition obligations, including obligations under debt instruments, may not be generally enforceable against us and any actions to collect pre-petition indebtedness and most legal proceedings are automatically stayed, unless the stay is lifted by the Bankruptcy Court.
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
Pursuant to the Formal Order, the SEC subpoenaed documents and testimony from several current or former officers and directors and individuals from third party professional firms providing services to us. We cooperated fully with the SEC’s investigation. On November 2, 2006, we announced that, without admitting or denying the allegations by the SEC, we had submitted an offer of settlement to the staff of the Division of Enforcement of the SEC in connection with the investigation, which was subject to approval by the Commission. On December 21, 2006, the Commission approved our settlement offer and entered a cease and desist order against future violations of the record-keeping, internal controls and reporting provisions of the federal securities laws and related SEC rules. No fine was imposed.
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
The plaintiff alleged violations of the Fair Labor Standards Act, various California Labor Code Sections, and violations of the California Business and Professions Code and California Wage Orders. The plaintiff sought class certification alleging that we failed to pay overtime wages to route sales representatives (RSRs) in California, that the wages of RSRs employed in California were not accurately calculated, that RSRs in California were not properly granted or compensated for meal breaks and that the plaintiff and RSRs were required to pay part of the cost of uniforms, which the plaintiff alleged violates California state wage and hour laws. The plaintiff also asserted other minor claims with respect to California state wage and hours laws.
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
Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements after the fiscal 2004 financial statement restatement were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of November 18, 2006, we have recorded a net pension benefit obligation liability of approximately $58.0 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
The trial of the Delaware Action in the Court of Chancery was scheduled for December 27, 2006 but has been continued until January 12, 2007. If that trial proceeds, we expect that the Court of Chancery will compel us to hold an annual meeting during the first three months of 2007. The Bankruptcy Court had scheduled a hearing date of December 21, 2006 for our motion in response to the Delaware Action. This hearing has been continued until January 5, 2007. There can be no assurance that the Bankruptcy Court will grant us the relief that we seek in that motion, including the injunction preventing Brencourt from continuing the Delaware Action. If the Delaware Action is allowed to proceed and we are compelled to hold an annual meeting of stockholders, the election of directors at such meeting could result in a change of control of the majority of our Board of Directors. This change of control could adversely affect the success of our restructuring process, as well as our financial condition, results of operations and cash flows. Such a change would constitute an event of default under the DIP Facility and trigger significant claims under management continuity agreements with certain of our key senior executives in the event any of these executives is terminated within two years of the change in control.
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

The following is the reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 18,	November 12,	November 18,	November 12,
	2006	2005	2006	2005
	(in thousands)
Weighted average common shares outstanding:
Basic and diluted	45,165	45,107	45,165	45,099

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock and deferred shares awarded, and our 6% senior subordinated convertible notes, which aggregated to approximately 13.8 million and 13.0 million for the second quarter of fiscal 2007 and 2006, respectively, and approximately 14.0 million and 14.6 million for year-to-date fiscal 2007 and 2006, respectively, because their effect would have been antidilutive. Due to our reported net losses for all periods, diluted loss per share amounts are not adjusted for the effect of dilutive stock awards.
Under an August 12, 2004 amendment to our senior secured credit facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
19. Comprehensive Loss
Reconciliations of net loss to comprehensive loss are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 18,	November 12,	November 18,	November 12,
	2006	2005	2006	2005
	(dollars in thousands)
Net loss	$(26,285)	$(53,325)	$(52,616)	$(60,312)

Other comprehensive income (loss):
Commodity derivative (gains) losses reclassified to cost of products sold, net of income taxes of $0	—	—	—	(477)

Comprehensive loss	$(26,285)	$(53,325)	$(52,616)	$(60,789)

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

Wholesale operations — Our wholesale operations accounted for approximately 88.7% and 88.3% of our net sales for the twelve weeks ended and 88.6% and 88.1% for the twenty-four weeks ended November 18, 2006 and November 12, 2005, respectively, and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.
Retail operations – Our retail operations generated approximately 11.3% and 11.7% of our net sales for the twelve weeks ended and 11.4% and 11.9% for the twenty-four weeks ended November 18, 2006 and November 12, 2005, respectively, and consists of five regions that sell our baked goods and other food items.
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
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations. Intersegment transfers of products at cost aggregated approximately $25.8 million and $27.4 million for the twelve weeks ended and $53.5 million and $58.0 million for the twenty-four weeks ended November 18, 2006 and November 12, 2005, respectively.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 18,	November 12,	November 18,	November 12,
	2006	2005	2006	2005
	(dollars in thousands)
Net Sales
Wholesale operations	$596,238	$620,093	$1,201,282	$1,275,183
Retail operations	75,675	82,288	154,876	171,847

Total net sales	$671,913	$702,381	$1,356,158	$1,447,030

Operating Income (Loss)
Wholesale operations	$7,156	$(8,235)	$14,787	$9,541
Retail operations	2,164	2,059	5,001	7,082

	9,320	(6,176)	19,788	16,623
Corporate	(16,071)	(35,752)	(34,298)	(49,047)

Total operating loss	(6,751)	(41,928)	(14,510)	(32,424)

Interest expense	11,368	11,600	24,158	22,491
Reorganization charges	10,052	7,491	16,707	18,147
Other (income) expense	(1,045)	(2,802)	(1,076)	(2,835)

	20,375	16,289	39,789	37,803

Loss before income taxes	(27,126)	(58,217)	(54,299)	(70,227)
Provision (benefit) for income taxes	(841)	(4,892)	(1,683)	(9,915)

Net loss	$(26,285)	$(53,325)	$(52,616)	$(60,312)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements, notes, and tables included elsewhere in this report, as well as, the more detailed Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contained in our 2006 Annual Report on Form 10-K. MD&A may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See Forward-Looking Statements for further information.
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
OVERVIEW OF CERTAIN TRENDS AND EVENTS AFFECTING OPERATIONS, FINANCIAL POSITION AND LIQUIDITY
Refer to Overview of Certain Trends and Events Affecting Operations, Financial Position and Liquidity in our 2006 Annual Report on Form 10-K for information on trends and events that have affected our operations, financial position and liquidity.
CRITICAL ACCOUNTING POLICIES
Refer to Critical Accounting Policies in our 2006 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.
RESULTS OF OPERATIONS
The following table sets forth, the twelve weeks and twenty-four weeks ended November 18, 2006 and November 12, 2005, the relative percentages that certain income and expense items bear to net sales:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 18,	November 12,	November 18,	November 12,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	51.7	50.8	51.6	50.3
Selling, delivery and administrative expenses	47.4	50.3	47.3	48.7
Restructuring (credits) charges	(0.6)	2.3	(0.3)	0.8
Depreciation and amortization	2.4	2.5	2.4	2.4
Loss on sale or abandonment of assets	0.1	0.1	0.1	—
Goodwill impairment	—	—	—	—

Operating loss	(1.0)	(6.0)	(1.1)	(2.2)
Interest expense	1.7	1.7	1.8	1.6
Reorganization charges	1.5	1.1	1.2	1.3
Other income	(0.2)	(0.5)	(0.1)	(0.2)

Loss before income taxes	(4.0)	(8.3)	(4.0)	(4.9)
Income taxes	(0.1)	(0.7)	(0.1)	(0.7)

Net loss	(3.9)%	(7.6)%	(3.9)%	(4.2)%

Net Sales
(dollars in thousands)

	Twelve Weeks Ended					Twenty-four Weeks Ended
	November 18,		November 12,		Increase/	November 18,		November 12,		Increase/
	2006	%	2005	%	(Decrease)	2006	%	2005	%	(Decrease)
Wholesale operations	$596,238	88.7%	$620,093	88.3%	(3.9)%	$1,201,282	88.6%	$1,275,183	88.1%	(5.8)%
Retail operations	75,675	11.3	82,288	11.7	(8.0)	154,876	11.4	171,847	11.9	(9.9)

Total net sales	$671,913	100.0%	$702,381	100.0%	(4.3)	$1,356,158	100.0%	$1,447,030	100.0%	(6.3)

Consolidated net sales. Net sales for the second quarter of fiscal year 2007, the twelve weeks ended November 18, 2006, were approximately $671.9 million, a decrease of approximately $30.5 million, or 4.3%, from net sales of approximately $702.4 million when compared to the same period in fiscal year 2006. Year-to-date net sales for fiscal 2007 decreased approximately $90.9 million, or 6.3%, to approximately $1,356.2 million, from net sales of approximately $1,447.0 million, in fiscal 2006.
Wholesale operations net sales. Wholesale operations net sales for the second quarter of fiscal 2007 were approximately $596.2 million, a decrease of approximately $23.9 million, or 3.9%, from net sales of approximately $620.1 million in fiscal year 2006. Year-to-date wholesale operations net sales for fiscal 2007 decreased approximately $73.9 million, or 5.8%, to approximately $1,201.3 million from net sales of approximately $1,275.2 in fiscal 2006. The net sales for the second quarter and year-to-date periods for fiscal 2007 reflected unit volume declines of approximately 7.7% and 10.2%, respectively, as compared to comparable periods in fiscal 2006. These unit volume declines for the quarter and year-to-date for fiscal 2007 as compared to fiscal 2006 were the result of sales discontinued as part of our restructuring efforts and from the effects of a highly competitive market place. These declines are partially offset by an overall unit value increase, related to selling price increases and product mix changes, of approximately 4.1% for the second quarter and 4.9% for the year-to-date periods of fiscal 2007 as compared to the prior year.
Retail operations net sales. Retail operations net sales for the second quarter of fiscal 2007 were approximately $75.7 million, a decrease of approximately $6.6 million, or 8.0%, from net sales of approximately $82.3 million for the same period in fiscal year 2006. Year-to-date retail operations net sales for fiscal 2007 decreased approximately $17.0 million, or 9.9%, to approximately $154.9 million from net sales of approximately $171.8 million for the same period in fiscal 2006. The decline in revenue is mainly attributable to the closing of retail outlets in conjunction with our restructuring efforts.
Gross profit (exclusive of depreciation and amortization). Gross profit was approximately $324.4 million, or 48.3% of net sales, for the second quarter of fiscal year 2007, in comparison with approximately $345.4 million, or 49.2% of net sales, for the same period in fiscal 2006. Year-to-date gross profit was approximately $656.5 million, or 48.4% of net sales, in comparison with approximately $719.6 million, or 49.7% of net sales, when compared to the same period in fiscal 2006.
Total cost of products sold for the quarter decreased by approximately $9.5 million when compared to the same period in fiscal 2006. A substantial amount of this cost decrease relates to reduced costs resulting from the effects of our restructuring activities. On a cost per pound basis, direct component costs per pound increased approximately 6.6% when compared to fiscal 2006. These direct component costs when compared on a cost per pound of production with fiscal 2006 increased 6.0% for ingredients and 0.6% for labor while packaging decreased 0.1%. Overhead and administrative costs as a percent of sales decreased approximately 0.7% when compared to fiscal 2006 principally as a result of reductions in labor related and facility costs resulting from our restructuring activities. Additionally, we also have experienced an increase in route returns as a percent of route sales of approximately 0.4% when compared to fiscal 2006. The net effect of these increases partially offset by the favorable decline in overhead and administrative costs when compared to our sales resulted in our gross profit margin decline of approximately 0.9% for the second quarter of fiscal year 2007 when compared with fiscal 2006.
Total cost of products sold year-to-date decreased by approximately $27.7 million when compared to the same period in fiscal 2006. A substantial amount of this cost decrease relates to reduced costs resulting from the effects of our restructuring activities. On a cost per pound basis, direct component costs per pound increased approximately 6.2% when compared to fiscal 2006. These direct component costs when compared on a cost per pound of production with fiscal 2005 increased 5.7% for ingredients, 0.3% for labor and 0.2% for packaging. Overhead and administrative costs as a percent of sales decreased approximately 0.2% when compared to fiscal 2006 principally as a result of reductions in labor related and facility costs resulting from our restructuring activities. Additionally, we also have experienced an increase in route returns as a percent of route sales of approximately 0.4% when compared to fiscal 2006. The net effect of these increases partially offset by the favorable decline in overhead and administrative costs when compared to our sales resulted in our gross profit margin decline of approximately 1.3% for year-to-date fiscal year 2007 when compared with the same period in fiscal 2006.
Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were approximately $318.7 million, representing 47.4% of net sales, for the second quarter of fiscal 2007 down from approximately $353.1 million, or 50.3% of net sales when compared with the same period in fiscal 2006. Year-to-date selling, delivery and administrative expenses for fiscal 2007 amounted to approximately $641.4 million, or 47.3% of net sales, decreasing from approximately $704.2 million, or 48.7% of net sales for the same period in the prior year.
For the second quarter of fiscal 2007, the reduction in selling, delivery and administrative expenses as a percent of sales was approximately 2.9% when compared to the second quarter of the previous year. A substantial portion of our cost decreases relates directly to our restructuring activities whereby we were consolidating routes, depots and retail outlets. Our labor and labor related costs and fuel and energy costs as a percent of sales decreased 1.6% and 0.4%, respectively. Additionally, freight, vehicle insurance, advertising and real estate and equipment rental each decreased as a percent of sales by 0.1%, 0.5%, 0.1% and 0.2%, respectively.
On a year-to-date basis, the reduction in selling, delivery and administrative expenses as a percent of sales when compared to the same period of the previous year was approximately 1.4%. Again, a substantial portion of the cost decrease relates directly to our restructuring activities whereby we were consolidating routes and depots and retail outlets. Our labor and labor related costs as a percent of sales decreased by approximately 1.3%. Other costs declining as a percent of sales were vehicle insurance 0.1%, advertising 0.1% and real estate and equipment rental 0.2%. These cost decreases as a percent of sales were partially offset by increases in fuel and energy of 0.1% and other miscellaneous amounts of 0.2%.
Restructuring charges. During the second quarter of fiscal 2007, we incurred a net restructuring credit of approximately $4.2 million related to the continuation of certain restructuring plans to close and restructure certain bakeries and retail stores as compared to approximately $16.4 million for the same period in fiscal 2006. On a year-to-date basis, we incurred net restructuring credits of approximately $3.7 million as compared to restructuring charges of approximately $11.7 million for the same period in the prior year.
The restructuring charges in the second quarter of fiscal 2007 were composed of approximately $0.1 million severance, a $4.8 million net gain on sale of assets and $0.5 million net exit costs such as utility costs, security, taxes and clean up activities.
See Note 14. Restructuring (Credits) Charges to the condensed consolidated financial statements regarding detail components of restructuring charges.

Operating Loss
(dollars in thousands)

	Twelve Weeks Ended				Twenty-four Weeks Ended
	November 18,		November 12,		November 18,		November 12,
	2006	%	2005	%	2006	%	2005	%
Wholesale operations	$7,156	(106.0)%	$(8,235)	19.6%	$14,787	(101.9)%	$9,541	(29.4)%
Retail operations	2,164	(32.1)	2,059	(4.9)	5,001	(34.5)	7,082	(21.9)

	9,320	(138.1)	(6,176)	14.7	19,788	(136.4)	16,623	(51.3)
Corporate	(16,071)	238.1	(35,752)	85.3	(34,298)	236.4	(49,047)	151.3

Total operating loss	$(6,751)	100.0%	$(41,928)	100.0%	$(14,510)	100.0%	$(32,424)	100.0%
Consolidated operating loss. Based upon the above factors, the operating loss for the second quarter of fiscal 2007 was approximately $6.8 million, a decrease in the loss of approximately $35.1 million from the prior year’s operating loss of approximately $41.9 million. Our 2007 year-to-date operating loss was approximately $14.5 million, down approximately $17.9 million from the prior year’s operating loss of approximately $32.4 million. Our fiscal 2007 year-to-date operating loss included a restructuring credit of approximately $3.7 million as compared to a restructuring charge of approximately $11.7 million for the same period in the prior year.
Wholesale operating income (loss). Wholesale operating income for the second quarter of 2007 was approximately $7.2 million representing an increase of approximately $15.4 million from an operating loss of approximately $8.2 million in the second quarter of fiscal 2006. On a year-to-date basis the net wholesale operating income was approximately $14.8 million, an increase of approximately $5.2 million from operating income of approximately $9.5 million when compared to the same period in the prior year. The second quarter increase in wholesale operating income was attributable to a decrease of approximately $39.2 million in wholesale operating costs partially offset by a decrease in revenue of approximately $23.9 million. On a year-to-date basis the increase in wholesale operating revenue of approximately $5.2 million was attributable to a decrease in wholesale operating costs of approximately $79.1 million partially offset by a decrease in revenue of approximately $73.9 million.
Retail operating income (loss). Retail operating income for the second quarter of 2007 was approximately $2.2 million representing an improvement of approximately $0.1 million from operating income of approximately $2.1 million in the second quarter of fiscal 2006. The increase in retail operating income for the quarter was attributable to a decrease of approximately $6.7 million in retail operating expenses partially offset by a reduction in sales of approximately $6.6 million.
On a year-to-date basis the net retail operating income for fiscal 2007 was approximately $5.0 million, a decrease of approximately $2.1 million from approximately $7.1 million in operating income for the same period in the prior year. The year-to-date decrease in retail operating income was attributable to a drop in revenues of approximately $17.0 million partially offset by a reduction in retail operating expenses of approximately $14.9 million.
Reorganization charges. For the twenty-four weeks ended November 18, 2006, reorganization charges were approximately $16.7 million and relate to expense or income items that we incurred under our bankruptcy proceedings. The cost of these activities includes such items as (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of approximately $18.4 million; (2) approximately $0.7 million in payroll related charges to retain key employees during our reorganization; (3) charges realized as we rejected certain of our lease agreements covering equipment and real estate of approximately $0.1 million; (4) interest income of approximately $1.7 million; and, (5) approximately $0.8 million gain on the sale of assets.
Reorganization charges for the twenty-four weeks ended November 12, 2005 were approximately $18.1 million and consisted of (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of approximately $15.8 million; (2) approximately $4.4 million in payroll related charges to retain key employees during our reorganization; (3) credits realized as we rejected certain of our lease agreements covering equipment and real estate of approximately $0.1 million; (4) interest income of approximately $1.4 million; and, (5) approximately $0.6 million gain on the sale of assets.
Interest expense. Net interest expense for the second quarter was approximately $11.4 million representing a decrease of approximately $0.2 million when compared to approximately $11.6 million in the second quarter of fiscal 2006. This decrease results from a decrease in funded debt of approximately $45.3 million offset by higher interest rates.
Year-to-date interest expense was approximately $24.2 million representing an increase of approximately $1.7 million when compared to approximately $22.5 million for the same period of fiscal 2006. This increase results from increased interest costs of approximately $2.9 million resulting from higher interest rates offset by a decrease in funded debt with an additional offset from decreases in amortized debt fees associated with the pre-petition debt facility.
Provision for income taxes. The effective income tax benefit rates were 3.1% and 14.1% for the first two quarters of fiscal 2007 and fiscal 2006, respectively. Our effective income tax benefit rate was impacted favorably in the first quarter of 2006 by adjustments to our prior year tax accruals and by the approval of tax credits for prior years. Our effective income tax rates for 2007 and 2006 were negatively impacted by valuation allowances recorded because we do not believe that it is more likely than not our net operating losses and certain other deferred tax assets will be able to be utilized in future years. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During fiscal years 2007 and 2006 we recorded additional valuation allowance relating to deferred tax assets originating in those years.
The income tax benefit we have recognized in 2007 relates principally to expected refunds of tax we previously paid, available to us pursuant to a federal statutory provision that permits certain net operating losses to be carried back ten years. Only a portion of the net operating loss we incur is eligible for this treatment. Our effective tax rate for 2007 is based, in large part, upon our estimate of the amount of our 2007 loss which we expect to be eligible for the ten year carryback. Our 2006 tax provision also reflects the impact of the ten year carryback.
CASH RESOURCES AND LIQUIDITY
Refer to Sources of Liquidity and Capital in the Cash Resources and Liquidity section of our 2006 Annual Report on Form 10-K for additional information.
CASH FLOWS
During the twenty-four weeks ended November 18, 2006, the Company generated $3.4 million of cash, which was the net impact of $29.6 million in cash used in operating activities, $78.8 million in cash generated from investing activities, and $45.8 million in cash used in financing activities.
Cash from (used in) operating activities. Cash used in operating activities for fiscal 2007 was $29.6 million, which represents a decrease of $53.0 million from cash generated in fiscal 2006 of $23.4 million. While we posted a net loss of $52.6 million during the twenty-four week period, some items contributing to the loss were non-cash items, including $32.5 million related to depreciation and amortization and $5.4 million in gains on sale, write-down or abandonment of assets. In addition, changes in working capital components used $8.1 million in cash during the twenty-four week fiscal period primarily due to (1) a decrease in accounts payable and accrued expenses of $7.0 million; (2) an increase in other current assets of $2.1 million; (3) an increase in our inventories of $1.5 million; offset by (4) a decrease in accounts receivable of $2.5 million. For fiscal 2006 changes in working capital components provided cash equal to $42.4 million.
Cash from (used in) investing activities. Cash provided by investing activities during fiscal 2007 was $78.9 million, $92.8 million more than the cash used during fiscal 2006 of $13.9 million. This significant increase is primarily attributable to the release, pursuant to the eighth amendment to the DIP Facility, of restricted cash previously held as collateral and unavailable to the Company in the amount of $89.2 million (excluding interest earned) at August 25, 2006, the effective date of the eighth amendment to the DIP Facility. During the twenty-four week period we received $13.2 million in asset sale proceeds and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $11.4 million (excluding interest earned). We used $12.4 million to acquire property, equipment and software assets. During fiscal 2006 we received asset sale proceeds in the amount of $23.8 million and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $19.9 million. During 2006, purchases of property and equipment totaled $17.9 million.
Cash from (used in) financing activities. Cash used in financing activities for fiscal 2007 was $45.8 million, primarily due to a reduction in our pre-petition secured debt of $45.4 million. The previously discussed eighth amendment to the DIP Facility released restricted cash in the amount of $90.7 million effective August 25, 2006 and required that $45.4 million of that amount be used to reduce the outstanding balance of the pre-petition secured debt. This compares to cash generated from financing activities in fiscal 2006 which totaled $13.0 million due mostly to an increase in our pre-petition secured revolving credit facility of $13.4 million.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2. Description of Business and Significant Accounting Policies, to our condensed consolidated financial statements for further information regarding recently issued accounting standards
FORWARD-LOOKING STATEMENTS
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
Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivative positions as of November 18, 2006, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of November 18, 2006. Based on that evaluation and due to the existence of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 18, 2006.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended November 18, 2006, except as described below. Management believes that all of the material weaknesses described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006 existed as of November 18, 2006, and we are continuing to address deficiencies in the Company’s internal controls. Certain of these remediation actions are described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006. Efforts to test and remediate our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2007 and beyond.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed in our 2006 Form 10-K, on July 9, 2004, we received notice of an informal inquiry from the SEC. This request followed the voluntary disclosures that we made to the SEC regarding the increase in our reserve for workers’ compensation during fiscal 2004 with a charge to pre-tax income of approximately $48.0 million. We cooperated with the SEC in its inquiry by providing documents and other information. On January 18, 2005, we announced that the SEC had issued an Order commencing a formal investigation of the Company for the time period June 2002 through the present. The Formal Order indicated that the SEC staff had reported information tending to show possible violations of Section 10(b), 13(a) and 13(b)(2) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1 and 13b2-2. The specific allegations pertaining to these subsections included that IBC may have, in connection with the purchase or sale of securities, made untrue statements of material fact or omitted material facts, or engaged in acts which operated as a fraud or deceit upon purchasers of our securities; failed to file accurate annual and quarterly reports; failed to add material information to make any filed reports not misleading; failed to make and keep accurate books and records and maintain adequate internal controls; and falsified books or records.
Pursuant to the Formal Order, the SEC subpoenaed documents and testimony from several current or former officers and directors and individuals from third party professional firms providing services to us. We cooperated fully with the SEC’s investigation. On November 2, 2006, we announced that, without admitting or denying the allegations by the SEC, we had submitted an offer of settlement to the staff of the Division of Enforcement of the SEC in connection with the investigation, which was subject to approval by the Commission. On December 21, 2006, the Commission approved our settlement offer and entered a cease and desist order against future violations of the record-keeping, internal controls and reporting provisions of the federal securities laws and related SEC rules. No fine was imposed.
As previously disclosed in our 2006 Form 10-K, on October 30, 2006, Brencourt Advisors, LLC (“Brencourt”), a stockholder of the Company, filed a complaint in the Court of Chancery of the State of Delaware for New Castle County, captioned Brencourt Advisors LLC v. Interstate Bakeries Corporation, C.A. No. 2506-N (the “Delaware Action”). The Delaware Action seeks to compel us pursuant to Section 211 of the Delaware General Corporation Law to convene an annual meeting of stockholders for the purpose of electing directors. We have not held an annual meeting of stockholders since September 23, 2003.
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
The trial of the Delaware Action in the Court of Chancery was scheduled for December 27, 2006 but has been continued until January 12, 2007. If that trial proceeds, we expect that the Court of Chancery will compel us to hold an annual meeting during the first three months of 2007. The Bankruptcy Court had scheduled a hearing date of December 21, 2006 for our motion in response to the Delaware Action. This hearing has been continued until January 5, 2007. There can be no assurance that the Bankruptcy Court will grant us the relief that we seek in that motion, including the injunction preventing Brencourt from continuing the Delaware Action. If the Delaware Action is allowed to proceed and we are compelled to hold an annual meeting of stockholders, the election of directors at such meeting could result in a change of control of the majority of our Board of Directors. This change of control could adversely affect the success of our restructuring process, as well as our financial condition, results of operations and cash flows. Such a change would constitute an event of default under the DIP Facility and trigger significant claims under management continuity agreements with certain of our key senior executives in the event any of these executives is terminated within two years of the change in control.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (A)	per Share (or Unit)	Programs	Programs
Period 4
August 27– September 23, 2006	2	$3.86	2	7,396,665
Period 5
September 24-Ocotber 21, 2006	5	2.92	5	7,396,660
Period 6
October 22-November 18, 2006	6	2.83	6	7,396,654

Total	13	$3.02	13	7,396,654

A)	Repurchases resulted from the repurchase of fractional shares upon issuance of certificates representing stock held in the Employee Stock Purchase Plan. This plan was terminated in conjunction with the Bankruptcy filing in September 2004.
Item 6. Exhibits

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 9, 2002, filed on April 19, 2002).

3.2	Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).

31.1	Certification of Antonio C. Alvarez II pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Ronald B. Hutchison pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Antonio C. Alvarez II pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Ronald B. Hutchison pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE BAKERIES CORPORATION
Dated: December 22, 2006	By:	/s/ Antonio C. Alvarez
Antonio C. Alvarez II
Chief Executive Officer (Principal Executive Officer)

Dated: December 22, 2006	By:	/s/ Ronald B. Hutchison
Ronald B. Hutchison
Executive Vice President and Chief Financial Officer (Principal Financial Officer)