Form 10-Q
period 2007-03-10
INTERSTATE BAKERIES CORP/DE/
filed 2007-04-19
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 10, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 45,250,816 shares of common stock, $0.01 par value per share, outstanding on April 6, 2007. Giving effect to our senior subordinated convertible notes and common stock equivalents, there were 55,149,257 shares of common stock outstanding as of April 6, 2007.

INTERSTATE BAKERIES CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 10, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share data)

	March 10,	June 3,
	2007	2006
ASSETS

Current assets
Cash	$70,907	$78,178
Restricted cash	8,829	86,353
Accounts receivable, less allowance for doubtful accounts of $3,215 and $3,400, respectively	146,553	150,507
Inventories	67,092	65,431
Assets held for sale	10,175	11,931
Other current assets	56,634	67,637

Total current assets	360,190	460,037

Property and equipment, net	559,670	601,101
Intangible assets	160,441	161,128
Other assets	30,399	30,789

Total assets	$1,110,700	$1,253,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise
Current liabilities
Long-term debt	$451,508	$494,882
Accounts payable	128,440	117,044
Accrued expenses	232,306	244,166

Total current liabilities	812,254	856,092

Other liabilities	269,018	272,647
Deferred income taxes	75,719	77,819

Total liabilities not subject to compromise	1,156,991	1,206,558

Liabilities subject to compromise	288,809	287,080

Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,251,000 and 45,295,000 shares outstanding, respectively	816	816
Additional paid-in capital	584,238	585,631
Accumulated deficit	(237,562)	(142,711)
Treasury stock, 36,328,000 and 36,284,000 shares at cost, respectively	(678,714)	(678,572)
Unearned restricted stock compensation	—	(1,869)
Accumulated other comprehensive loss	(3,878)	(3,878)

Total stockholders’ deficit	(335,100)	(240,583)

Total liabilities and stockholders’ deficit	$1,110,700	$1,253,055

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Sixteen Weeks Ended		Forty Weeks Ended
	March 10,	March 4,	March 10,	March 4,
	2007	2006	2007	2006
Net sales	$861,641	$874,809	$2,217,799	$2,321,839

Cost of products sold (exclusive of items shown below)	440,215	455,740	1,139,908	1,183,175
Selling, delivery and administrative expenses	417,300	447,546	1,058,672	1,151,793
Restructuring credits	(246)	(33,332)	(3,910)	(21,677)
Depreciation and amortization	22,015	23,531	54,548	59,082
Loss on sale or abandonment of assets	2,023	1,183	2,757	1,749

	881,307	894,668	2,251,975	2,374,122

Operating loss	(19,666)	(19,859)	(34,176)	(52,283)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $1,867, $1,867, $4,617, and $4,550, respectively)	14,673	16,529	38,831	39,020
Reorganization charges, net	9,980	10,255	26,687	28,402
Other income	(44)	(82)	(1,120)	(2,917)

	24,609	26,702	64,398	64,505

Loss before income taxes	(44,275)	(46,561)	(98,574)	(116,788)
Provision (benefit) for income taxes	(2,040)	(3,927)	(3,723)	(13,842)

Net loss	$(42,235)	$(42,634)	$(94,851)	$(102,946)

Loss per share

Basic	$(0.94)	$(0.94)	$(2.10)	$(2.28)

Diluted	$(0.94)	$(0.94)	$(2.10)	$(2.28)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Forty Weeks Ended
	March 10,	March 4,
	2007	2006
Operating activities
Net loss	$(94,851)	$(102,946)
Depreciation and amortization	54,548	59,082
Provision (benefit) for deferred income taxes	900	(1,260)
Reorganization charges, net	26,687	28,402
Cash reorganization items	(27,399)	(28,094)
Non-cash bankruptcy-related credits	848	(294)
Non-cash interest expense — deferred debt fees	2,524	5,247
Non-cash restricted stock and deferred share compensation expense	83	641
(Gain) loss on sale, write-down or abandonment of assets	(3,349)	(31,217)
Change in operating assets and liabilities:
Accounts receivable	3,954	22,402
Inventories	(1,661)	11,079
Other current assets	8,003	(1,198)
Accounts payable and accrued expenses	623	(15,096)
Long-term portion of self insurance reserves	(219)	15,049
Other	(1,485)	(7,095)

Net cash from (used in) operating activities	(30,794)	(45,298)

Investing activities
Purchases of property and equipment	(21,135)	(25,225)
Proceeds from sale of assets	14,445	79,839
Restricted cash deposit	(12,503)	(74,276)
Restricted cash release	89,222	—
Acquisition and development of software assets	(1,678)	—
Other	221	51

Net cash from (used in) investing activities	68,572	(19,611)

Financing activities
Reduction of long-term debt	(46,066)	(800)
Increase in revolving credit facility	3,051	13,415
Stock option exercise proceeds	—	101
Acquisition of treasury stock	—	(1)
Debt fees	(2,034)	(750)

Net cash from (used in) financing activities	(45,049)	11,965

Net increase (decrease) in cash	(7,271)	(52,944)

Cash at the beginning of period	78,178	151,558

Cash at the end of period	$70,907	$98,614

Cash payments (received)
Interest	$35,668	$35,234
Income taxes	(13,499)	(15,486)

Non-cash investing and financing activities
Long-term debt reduction from lease rejections	359	890
Asset disposals from lease rejections	271	705
Convertible note conversion to equity	1	—
Interest income earned on restricted cash deposit	688	405
See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(dollars and shares in thousands)

	Common						Unearned	Accumulated
	Stock Issued		Additional		Treasury Stock		Restricted	Other	Total
	Number	Par	Paid-in	Accumulated	Number of		Stock	Comprehensive	Stockholders’
	of Shares	Value	Capital	Deficit	Shares	Cost	Compensation	Loss	Deficit
Balance June 3, 2006	81,579	$816	$585,631	$(142,711)	(36,284)	$(678,572)	$(1,869)	$(3,878)	$(240,583)
Comprehensive loss	—	—	—	(94,851)	—	—	—	—	(94,851)
Adoption of SFAS No. 123R, Share-Based Payment	—	—	(1,869)	—	—	—	1,869	—	—
Convertible note conversion	—	—	(1)	—	—	2	—	—	1
Restricted share compensation expense	—	—	883	—	—	—	—	—	883
Restricted share surrenders	—	—	(406)	—	(44)	(144)	—	—	(550)

Balance March 10, 2007	81,579	$816	$584,238	$(237,562)	(36,328)	$(678,714)	$—	$(3,878)	$(335,100)

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
On September 23, 2004, we entered into a Revolving Credit Agreement (the DIP Facility) with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The DIP Facility received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. The DIP Facility provides for a $200.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. We entered into the first amendment to the DIP Facility on November 1, 2004, the second amendment to the DIP Facility on January 20, 2005, the third amendment to the DIP Facility on May 26, 2005, the fourth amendment to the DIP Facility on November 30, 2005, the fifth amendment to the DIP Facility on December 27, 2005, the sixth amendment to the DIP Facility on March 29, 2006, the seventh amendment to the DIP Facility on June 28, 2006, the eighth amendment to the DIP Facility on August 25, 2006 and the ninth amendment to the DIP Facility on February 16, 2007 to reflect certain modifications. See Note 8. Debt for further discussion regarding the DIP Facility.
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
As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of April 6, 2007, we have rejected approximately 440 unexpired leases and have included charges for our estimated liability related thereto in the applicable periods. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject. For these executory contracts and remaining unexpired leases, we cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting these contracts or leases, and no provisions have yet been made for these items.
Since the Petition Date, we have been actively engaged in restructuring our operations. With the assistance of an independent consulting firm specializing in restructuring operations, we restructured our 10 profit centers (PCs), including the closure of bakeries and distribution centers, rationalized our delivery route network, and reduced our workforce. In addition, we disposed of certain non-core assets during our Chapter 11 case and commenced negotiations of long-term extensions with respect to most of our approximately 420 collective bargaining agreements (CBAs) with union-represented employees. Finally, we have initiated a marketing program designed to offset revenue declines by developing protocols to better anticipate and meet changing consumer demand through a consistent flow of new products. As part of our restructuring efforts we are evaluating various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring and the filing of a plan of reorganization with the Bankruptcy Court, or any combination of these options.
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
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. The accompanying unaudited condensed consolidated financial statements, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen and forty weeks ended March 10, 2007 may not necessarily be indicative of the results for the full year ending June 2, 2007.
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
Cash and cash equivalents — We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of recorded balances totaling approximately $37.6 million and $26.7 million at March 10, 2007 and June 3, 2006, respectively. Restricted cash represents cash held as collateral pursuant to our debtor-in-possession financing agreement and is not considered a cash equivalent in the consolidated statement of cash flows. See Note 8. Debt to these condensed consolidated financial statements for related disclosures.
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
In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment (SFAS 123R), which amended SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and superseded Accounting Principles Board Opinion (APB Opinion) No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123R, which became effective for public companies as of the first interim or annual reporting period of the registrant’s first fiscal year that began after June 15, 2005. Under the new rule, SFAS 123R became effective for us in the first quarter of fiscal 2007. See Note 13. Stock-Based Compensation to these condensed consolidated financial statements for related disclosures.
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
Recently Issued Accounting Pronouncements — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and is effective for us at the beginning of fiscal 2009. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We are currently in the process of evaluating the effects of the adoption of SFAS 159 on our consolidated results of operations, cash flows, and financial position.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the end of fiscal years ending after December 15, 2006, which will be effective for us in the fourth quarter of fiscal 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008 and will be effective for us in the fourth quarter of fiscal 2009. We are currently in the process of evaluating the effects of the adoption of SFAS 158 on our consolidated results of operations, cash flows, and financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and will be effective for us in the first quarter of fiscal 2009. We are currently in the process of evaluating the effects of the adoption of SFAS 157 on our consolidated results of operations, cash flows, and financial position.
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
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is effective for fiscal years beginning after December 15, 2006, and is effective for us in the first quarter of fiscal 2008. FIN 48 clarifies the way that companies account for uncertainty in income taxes by prescribing a consistent recognition threshold and measurement attribute, as well as establishing criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertain income tax positions. We are currently in the process of evaluating the effects of FIN 48 on our consolidated results of operations, cash flows, and financial position.
In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the tax amounts. The guidance is effective for interim and annual reporting periods beginning after December 15, 2006, which will be effective for us in the fourth quarter of fiscal 2007. We present retail sales net of sales taxes collected. This issue will not impact the method for recording these sales taxes in our consolidated financial statements.
3. Inventories
The components of inventories are as follows:

	March 10,	June 3,
	2007	2006
	(dollars in thousands)
Ingredients and packaging	$44,155	$44,540
Finished goods	22,937	20,891

	$67,092	$65,431

4. Property and Equipment
Property and equipment consists of the following:

	March 10,	June 3,
	2007	2006
	(dollars in thousands)
Land and buildings (lives ranging from 10 to 35 years)	$389,895	$390,573
Machinery and equipment (lives ranging from 4 to 15 years)	911,261	931,408

	1,301,156	1,321,981
Less accumulated depreciation	(741,486)	(720,880)

	$559,670	$601,101

Included in depreciation and amortization expense is approximately $16.8 million and $18.3 million for the sixteen week and $ 41.4 million and $45.9 million for the forty week periods ended March 10, 2007 and March 4, 2006, respectively, that relates to property and equipment used in our production process.
5. Assets Held for Sale
As part of our efforts to address our revenue declines and high cost structure, we are continuing a restructuring process for the consolidation and standardization of our distribution system, delivery routes and bakery outlets throughout the nation. This process also includes a review of productive capacity in our bakeries and where logical, we are closing bakeries and consolidating production. During the third quarter of fiscal 2007, excess assets amounting to approximately $2.9 million were identified and reclassified to assets held for sale with net assets of approximately $10.2 million remaining at March 10, 2007 when combined with assets previously identified as held for sale. Net gains realized on the sale of our assets in the third quarter of fiscal 2007 and 2006 aggregated approximately $0.1 million and $39.8 million while year-to-date net gains for fiscal 2007 and 2006 were approximately $6.6 million and $52.2 million, respectively. Substantially all of the net gains realized relate to restructuring activities and are classified as long-lived asset credits to our restructuring charges. See Note 14. Restructuring (Credits) Charges.
6. Lease Obligations
In the normal course of business, we enter into leases for office, transportation and delivery equipment as well as real estate leases used for both our retail outlets and as depots and warehouses in our distribution system. The majority of the operating leases contain renewal options for varying periods. Certain leases provide us with an option to acquire the related equipment at a fair market value during or at the end of the lease term.
At March 10, 2007, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. On the effective date of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, we were required to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. At March 10, 2007, the maximum potential liability for all guaranteed lease residual values was $5.8 million, including amounts guaranteed prior and subsequent to the effective date of $2.4 million and $3.4 million, respectively. At March 10, 2007, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of $0.1 million.

7. Intangible Assets
In the third quarter of fiscal 2007, our annual impairment testing of our intangible assets indicated that no reduction in our carrying value was required.
Intangible assets consist of the following:

	March 10,	June 3,
	2007	2006
	(dollars in thousands)
Intangible assets with indefinite lives (generally trademarks and trade names)	$157,471	$157,471

Intangible assets with finite lives
Gross carrying amount	$13,854	$13,854
Less: Accumulated amortization	(10,884)	(10,197)

Net carrying amount	$2,970	$3,657

Intangible amortization expense for the third quarter of both fiscal 2007 and 2006 was approximately $0.3 million while year-to-date for both fiscal 2007 and 2006 intangible amortization expense was approximately $0.7 million. These amounts were primarily recorded as a reduction of net sales.
8. Debt
Long-term debt consists of the following:

	March 10,	June 3,
	2007	2006
	(dollars in thousands)
Secured
Post-petition credit agreement	$—	$—
Senior secured credit facility — pre-petition	447,510	489,817
Unsecured
6% senior subordinated convertible notes — pre-petition	99,999	100,000
Capital lease converted to pre-petition debt	6,125	6,125
Capital leases
Real Estate	3,998	5,065

	557,632	601,007
Less:
Long-term debt recorded to current liabilities	(451,508)	(494,882)
Pre-petition debt included in liabilities subject to compromise	(106,124)	(106,125)

Long-term debt recorded as long-term liability	$—	$—

Post-Petition Credit Agreement
On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (the DIP Facility) which provides for a $200.0 million commitment (the Commitment) of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility originally provided for a secured revolving line of credit through September 22, 2006, which date has been extended to February 9, 2008 pursuant to the ninth amendment. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount of $150.0 million (increased from the original limitation of $75 million as a result of prior amendments) of which $109.1 million was utilized at March 10, 2007. These letters of credit were partially collateralized by $8.8 million of restricted cash at March 10, 2007 as required by the DIP Facility. We pay fees approximating 3.0% on the balance of all letters of credit issued and outstanding under the DIP Facility. The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. Interest on borrowings under the DIP Facility is at either the alternate base rate (as defined in the DIP Facility) plus 1.75%, or, at our option, the London Interbank Offered Rate (LIBOR) plus 2.75%. We also pay a commitment fee of 0.50% on the unused portion of the DIP Facility. Interest is payable monthly in arrears. As of March 10, 2007, there were no borrowings outstanding under the DIP Facility and we had $90.9 million available under the DIP Facility (of which up to $40.9 million could be used for additional letters of credit).
The DIP Facility subjects us to certain obligations, including the delivery of financial statements, cash flow forecasts, operating budgets and a strategic business plan at specified intervals and cumulative minimum EBITDA covenants. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (1) the conversion of any of the bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (2) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (3) a change of control (as defined in the DIP Facility); (4) an order of the Bankruptcy Court permitting holders of security interests to foreclose on debt secured by any of our assets which have an aggregate value in excess of $1.0 million; and (5) the entry of any judgment in excess of $1.0 million against us, the enforcement of which remains unstayed. At March 10, 2007, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
To date in fiscal 2007, we have completed three amendments. The seventh amendment, dated June 28, 2006, extended the suspension period established by the fifth amendment from June 3, 2006 through July 29, 2006. On August 25, 2006 the eighth amendment extended the maturity date of the DIP Facility to June 2, 2007 and made certain other financial accommodations, including (1) increased the sub-limit for the issuance of letters of credit to $150.0 million from $125.0 million; (2) extended the period for delivery of financial statements; (3) reset the maximum capital expenditures covenant levels; and (4) amended the cumulative consolidated EBITDA amounts. In addition, the eighth amendment contained a provision that allowed us to use for general corporate purposes fifty percent of the restricted cash previously unavailable to us, with the remaining fifty percent going to partially repay our senior pre-petition loans. The total amount of such restricted cash subject to the eighth amendment was approximately $90.7 million at August 25, 2006. These covenant adjustments and accommodations were made in lieu of extending the suspension period set forth in prior amendments. On February 16, 2007, we completed the ninth amendment, which amended and restated the DIP Facility and extended the maturity date to February 9, 2008, adjusted the eligible real property and finished goods components of the borrowing base, amended the minimum cumulative consolidated EBITDA amounts, limited the amount of cash restructuring charges incurred to $10.0 million and added covenant levels for the extension of the DIP Facility.
Senior Secured Credit Facility
During fiscal year 2002, we entered into a $900.0 million Senior Secured Credit Facility agreement with a syndicate of banks and institutional lenders which includes (1) a five-year $375.0 million tranche A term loan, repayable in quarterly installments; (2) a six-year $125.0 million tranche B term loan, repayable in quarterly installments; (3) a six-year $100.0 million tranche C term loan, repayable in quarterly installments; and (4) a five-year $300.0 million revolving loan, or the revolver, which allowed for up to $215.0 million for letters of credit. At March 10, 2007, we owed $173.4 million, $111.0 million, $89.7 million and $73.4 million under tranche A, tranche B, tranche C and the revolver, respectively. At March 10, 2007 outstanding letters of credit aggregated $101.7 million. At March 10, 2007, there was no availability for additional borrowing or issuance of letters of credit under the revolver. The Senior Secured Credit Facility is secured by all accounts receivable and a majority of owned real property, intellectual property and equipment. Interest on borrowings is at either the ABR (as defined in the Senior Secured Credit Facility) plus 3.0%, 3.25%, 3.0%, and 2.5% for tranche A, tranche B, tranche C, and the revolver, respectively, or, at our option LIBOR plus 4.0%, 4.25%, 4.0%, and 3.5% for tranche A, tranche B, tranche C and revolver, respectively. At March 10, 2007, the average rate incurred for these borrowings in the aggregate was 9.35%. We also pay a facility fee of 0.50% on the revolver commitment (currently in the amount of $175.1 million) and fees ranging from 3.625% to 4.0% on the balance of all letters of credit outstanding under the revolver.
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
Other Matters
At March 10, 2007, we have classified all of our pre-petition debt as payable within one year due to various defaults under the related credit agreements including our Chapter 11 filing on September 22, 2004. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, such commitments may not reflect actual cash outlays in the future period.
We have classified the 6% senior subordinated convertible notes and certain capital leases which were converted to pre-petition debt, all of which are unsecured, as liabilities subject to compromise and, in accordance with the guidance provided by SOP 90-7, we have suspended the accrual of interest on this debt.
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
During the forty week periods ending March 10, 2007 and March 4, 2006, we did not elect to apply hedge accounting for any of our derivative commodity purchases and all such derivatives were marked-to-market through cost of products sold or selling, delivery and administrative expenses, as appropriate. At March 10, 2007, the fair value and notional amounts of our commodity derivatives were de minimis based upon widely available market quotes. At March 4, 2006, we held no commodity derivatives in our portfolio. The only derivative activity in OCI for fiscal 2006 was the reclassification to cost of products sold of amounts in OCI at fiscal 2005 year end.
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
On December 14, 2004, the Court entered an Order establishing March 21, 2005 as the last date for all persons and entities holding or wishing to assert bankruptcy claims against the Company or one of its subsidiaries to file a proof of claim form. As of April 6, 2007, we have received approximately 9,100 claims, some of which have been filed after the deadline established by the court. We continue to evaluate all claims asserted in the bankruptcy proceedings and file periodic motions with the court to reject, modify, liquidate or allow such claims. In addition, we may receive additional claims resulting from the future rejection of executory contracts where the deadline to file a claim resulting from lease rejection is a function of when such contracts are formally rejected. Amounts that we have recorded may, in certain instances, be different than amounts asserted by our creditors and remain subject to reconciliation and adjustment.
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain tax and other claims. We also have suspended the accrual of interest on the unsecured 6% senior subordinated convertible notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. The cumulative contractual unrecorded interest at March 10, 2007 on these obligations was approximately $14.8 million. The unrecorded interest expense for the third quarter of fiscal 2007 and 2006 on these obligations was approximately $1.8 million and $1.9 million, respectively, and year-to-date for both fiscal 2007 and 2006 unrecorded interest on these obligations was approximately $4.6 million. See Note 8. Debt to these financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.
The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheets:

	March 10,	June 3,
	2007	2006
	(dollars in thousands)
Accounts payable	$129,960	$129,951
Taxes payable	6,923	7,966
Retirement obligations (SERP and deferred compensation)	14,339	14,598
Legal reserve	13,263	12,910
Interest bearing debt and capital leases	106,124	106,125
Other	18,200	15,530

	$288,809	$287,080

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
Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of March 10, 2007, we have recorded a net pension benefit obligation liability of approximately $61.7 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
Since January 2006, we have not made required quarterly minimum funding contributions for a total of approximately $20.8 million to the ABA Plan and have filed, or are in the process of filing, the necessary reports with the PBGC. In addition, in June 2006, we received notice of a corrective contribution under the single employer plan assumption totaling approximately $13.9 million, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less than amounts assessed by the ABA Plan on the assumption that the plan was an aggregate of single employer plans.
The ABA Plan’s net benefit obligation liability is recorded in other liabilities except for the current portion of $37.3 million and $37.5 million for March 10, 2007 and June 3, 2006, respectively, which is recorded in accrued expenses.

The components of the pension (credit) expense for the ABA Plan are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 10,	March 4,	March 10,	March 4,
	2007	2006	2007	2006
		(dollars in thousands)
Service cost	$348	$486	$870	$1,214
Interest cost	1,035	987	2,587	2,467
Expected return on negative plan assets	112	76	280	190
Recognition of actuarial gain	—	(1,709)	—	(4,271)

Total periodic pension (credit) cost	1,495	(160)	3,737	(400)
Curtailment gain	—	—	—	(1,176)

Net pension (credit) expense	$1,495	$(160)	$3,737	$(1,576)

Defined Benefit Pension Plan
We also maintain a defined benefit pension plan to benefit certain union and nonunion employee groups, with participation generally resulting from business acquisitions. The components of the pension expense for the defined benefit pension plan are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 10,	March 4,	March 10,	March 4,
	2007	2006	2007	2006
		(dollars in thousands)
Service cost	$284	$278	$710	$696
Interest cost	1,221	1,242	3,053	3,106
Expected return on plan assets	(1,662)	(1,503)	(4,154)	(3,757)
Recognition of
Prior service cost	85	88	211	220
Actuarial loss	10	167	24	415

Net pension (credit) expense	$(62)	$272	$(156)	$680

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

The components of the net postretirement benefit (credit) expense are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 10,	March 4,	March 10,	March 4,
	2007	2006	2007	2006
	(dollars in thousands)
Service cost	$226	$445	$822	$1,111
Interest cost	929	1,043	2,595	2,609
Amortization
Unrecognized prior service benefit	(2,274)	(2,274)	(5,686)	(5,686)
Unrecognized net loss	278	402	762	1,006

Net postretirement benefit (credit) expense	$(841)	$(384)	$(1,507)	$(960)

In the third quarter of fiscal 2007, we adjusted the net postretirement benefit expense based on an updated interim fiscal 2007 actuarial valuation.
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
As of November 11, 2004, we suspended the SERP. Approximately $10.6 million representing the portion of the SERP liability, at both March 10, 2007 and June 3, 2006, attributable to retired participants has been reclassified to liabilities subject to compromise.
SERP expense was $0.4 million for both sixteen week periods ended and $1.0 million for both forty week periods ended March 10, 2007 and March 4, 2006, respectively, which represented interest cost.
13. Stock-Based Compensation
Effective June 4, 2006, we adopted the provisions of SFAS 123R, which generally requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize the cost over the requisite service period. Prior to the adoption of SFAS 123R, we used the intrinsic value method prescribed in APB Opinion 25, and related interpretations in accounting for our 1996 Stock Incentive Plan, and therefore, no compensation expense was recognized for stock options issued under the Plan.
We adopted SFAS 123R using the modified prospective method. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. The cumulative impact of adopting SFAS 123R on the unvested equity-based awards, which were granted prior to 2007, was inconsequential to the consolidated financial statements.
1996 Stock Incentive Plan
The 1996 Stock Incentive Plan (the Plan) allows us to grant to employees and directors various stock awards including stock options, which are granted at prices not less than the fair market value at the date of grant, and restricted and deferred shares. A maximum of approximately 18.7 million shares was approved by our stockholders to be issued under the Plan. On March 10, 2007, shares totaling approximately 8.7 million were authorized but not awarded under the Plan. The stock options may be granted for a period not to exceed ten years and generally vest from one to three years from the date of grant. Our current practice is to settle awards out of treasury stock.

The year-to-date analysis of our stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term	Intrinsic Value
				(dollars in
	(in thousands)			thousands)
Outstanding, beginning of period	4,099	$16.41
Expired	(580)	18.17

Outstanding, end of period	3,519	16.12	4.31	$25,347

Options exercisable, end of period	3,519	16.12	4.31	$25,347

On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted and the eligible options were granted under our 1996 Stock Incentive Plan. We used approximately 0.5 million shares of treasury stock for the award. Net unearned compensation of approximately $7.4 million is being charged to expense over the vesting period, net of surrenders, with expense charges of a de minimis amount for the third quarters of fiscal 2007 and 2006 due to surrenders at vesting of restricted share awards. Expense for the third quarter year-to-date periods in fiscal 2007 and 2006 was $0.4 million and $0.6 million, respectively, of which approximately $0.2 million was recognized in selling, delivery, and administrative expenses and $0.2 million in cost of products sold in the third quarter year-to-date of fiscal 2007 and approximately $0.4 million in selling, delivery, and administrative expenses and $0.2 million in cost of products sold in the third quarter year-to-date of fiscal 2006.
As required by SFAS 123R, unearned compensation of $1.9 million, which was previously reflected as a reduction to stockholders’ equity as of June 3, 2006, was reclassified as a reduction to additional paid-in capital.
The table below summarizes the nonvested restricted stock transactions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested, beginning of period	162	$14.49
Vested	(42)	14.80
Surrendered	(44)	14.23

Nonvested, end of period	76	14.47

The total compensation cost related to nonvested restricted stock awards not yet recognized as of March 10, 2007 was $0.9 million and is expected to be fully amortized by the fourth quarter of fiscal 2008.
In addition, $(0.3) million was recognized in the third quarter of fiscal 2007 as a result of deferred share awards disclaimed by former members of our Board of Directors, of which $(0.2) million was recognized in selling, delivery, and administrative expenses and $(0.1) million in cost of products sold.
On March 10, 2007, approximately 12.7 million total shares of common stock were reserved for issuance under various employee benefit plans.

Pro Forma Employee Stock-Based Compensation Expense
Prior to June 3, 2006, we accounted for stock-based employee compensation in accordance with the provisions and related interpretations of APB Opinion 25. Had compensation cost for share-based awards been determined consistent with SFAS 123R, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which required pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS 123R had been adopted.
Had we adopted the provisions of SFAS 123R in the first quarter of 2006, estimated pro forma net income and earnings per share would have been as follows:

	Sixteen
	Weeks	Forty
	Ended	Weeks Ended
	March 4, 2006
	(dollars in thousands, except per share data)
Net loss, as reported	$(42,634)	$(102,946)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	11	641
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(138)	(989)

Pro forma net loss	$(42,761)	$(103,294)

Basic and diluted loss per share
As reported	$(0.94)	$(2.28)
Pro forma	(0.95)	(2.29)
14. Restructuring (Credits) Charges
The components of restructuring (credits) charges are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 10,	March 4,	March 10,	March 4,
	2007	2006	2007	2006
		(dollars in thousands)
Severance (credits) charges	$(680)	$1,252	$(384)	$5,756
Long-lived asset (credits) charges	4	(36,381)	(5,191)	(32,094)
Curtailment gain on a benefit plan	—	—	—	(706)
Other exit costs	430	1,797	1,665	5,367

Total	$(246)	$(33,332)	$(3,910)	$(21,677)

Fiscal 2007 Activity
In the third quarter of fiscal 2007, no new restructuring activities were initiated.
Year-to-date fiscal 2007 restructuring costs related to the fiscal 2005 consolidation and company-wide reduction in force (RIF) were $0.3 million, comprised of $0.2 million in other exit costs and $0.1 million in net loss on the sale of real estate and equipment.
For the third quarter of fiscal 2007, we realized a restructuring credit of approximately $0.3 million due to the expiration of certain obligations for severance payments associated with the Profit Center Review plan that was initiated in the fourth quarter of fiscal 2005 to consolidate production, delivery routes, depots and bakery outlets. Year-to-date for fiscal 2007, we realized $0.2 million of net restructuring charges, including $0.8 million of other exit charges, offset by $0.3 million from net gains on sale of property and $0.3 million in severance credits.

As part of our ongoing efforts initiated in fiscal 2006 to consolidate operations to achieve production efficiencies, we realized a net restructuring credit of $0.1 million in the third quarter of fiscal 2007, comprised of $0.2 million of other exit costs for taxes, security, and utilities, offset by $0.3 million due to the expiration of certain obligations for severance payments. Year-to-date for fiscal 2007, we realized a net restructuring credit of $4.7 million related to the fiscal 2006 consolidation efforts, comprised primarily of net gains on the sale of real estate and equipment of $5.0 million, and restructuring credits due to the expiration of certain obligations for severance payments of $0.3 million, partially offset by additional miscellaneous exit costs of $0.6 million.
Year-to-date severance charges for two accounting office closings in fiscal 2007 were approximately $0.2 million.
The fiscal 2007 year-to-date analysis of our restructuring costs activity is as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
		(dollars in thousands)
Fiscal 2004 Plan

Balance June 3, 2006	$—	$—	$—	$—

Expensed in Fiscal 2007	—	(8)	4	(4)
Cash Paid in Fiscal 2007	—	—	(4)	(4)
Noncash Utilization in Fiscal 2007	—	8	—	8

Balance March 10, 2007	—	—	—	—

Fiscal 2005 Consolidation & RIF Plan

Balance June 3, 2006	199	—	—	199

Expensed in Fiscal 2007	6	84	201	291
Cash Paid in Fiscal 2007	(197)	—	(201)	(398)
Noncash Utilization in Fiscal 2007	—	(84)	—	(84)

Balance March 10, 2007	8	—	—	8

Fiscal 2005 PC Review Plan

Balance June 3, 2006	893	—	98	991

Expensed in Fiscal 2007	(317)	(309)	836	210
Cash Paid in Fiscal 2007	(541)	—	(934)	(1,475)
Noncash Utilization in Fiscal 2007	—	309	—	309

Balance March 10, 2007	35	—	—	35

Fiscal 2006 PC Review Plan

Balance June 3, 2006	1,000	—	45	1,045

Expensed in Fiscal 2007	(264)	(4,958)	569	(4,653)
Cash Paid in Fiscal 2007	(643)	—	(614)	(1,257)
Noncash Utilization in Fiscal 2007	—	4,958	—	4,958

Balance March 10, 2007	93	—	—	93

Accounting Office Closings

Balance June 3, 2006	345	—	—	345

Expensed in Fiscal 2007	191	—	55	246
Cash Paid in Fiscal 2007	(417)	—	(37)	(454)
Noncash Utilization in Fiscal 2007	—	—	—	—

Balance March 10, 2007	119	—	18	137

Consolidated

Balance June 3, 2006	2,437	—	143	2,580

Expensed in Fiscal 2007	(384)	(5,191)	1,665	(3,910)
Cash Paid in Fiscal 2007	(1,798)	—	(1,790)	(3,588)
Noncash Utilization in Fiscal 2007	—	5,191	—	5,191

Balance March 10, 2007	$255	$—	$18	$273

Fiscal 2006 Activity
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
In the fourth quarter of fiscal 2005, we undertook restructuring efforts at three of our Profit Centers in order to consolidate production, delivery routes, depots, and bakery outlets. The continuation of this review process in fiscal 2006 resulted in a year-to-date net restructuring credit of $10.3 million, with a $10.5 million net restructuring credit being recorded in the third quarter. The year-to-date net restructuring credit included a $0.4 million credit for the adjustment of severance costs, impairment charges on bakery equipment of $1.9 million ($1.7 million in third quarter), net gains on the sale of certain real property and equipment of $13.2 million ($12.7 million in third quarter), a $0.7 million credit resulting from curtailment gains on a pension plan related to this restructuring effort, and other exit costs of $2.1 million ($0.5 million in third quarter) for relocation and further utility costs, security, taxes, and clean up activities.
In fiscal 2006, we continued the review of our Profit Centers and initiated further restructuring activities. During the first three quarters, we closed four bakeries, two in the first quarter and two in the second quarter, and consolidated operations by standardizing distribution and consolidating production routes, depots and bakery outlets. In addition, we sold certain properties associated with our 2006 restructuring activities for a gain. These restructuring activities resulted in a net restructuring credit of approximately $23.1 million in the third quarter and a year-to-date fiscal 2006 restructuring credit of approximately $1.2 million. We recorded severance charges of $1.3 million for the elimination of approximately 230 employee positions during the third quarter of fiscal 2006, bringing the year-to-date total of employee positions eliminated to approximately 2,074 and year-to-date severance charges to $6.2 million. In the third quarter, we recorded a net gain on the sale of certain real property and equipment of $26.0 million, partially offset by year-to-date asset impairment charges of $15.9 million ($0.5 million in the third quarter) to adjust real estate and equipment to fair value. We incurred other miscellaneous exit costs in year-to-date fiscal 2006 of $2.8 million ($1.2 million in the third quarter).
The cumulative restructuring charges recognized through the third quarter of fiscal 2007, as well as expected remaining charges through plan completion, are summarized in the two tables below. Most of the remaining costs are expected to be incurred during the next year.
Cumulative restructuring (credits) charges by plan (in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Fiscal 2004 Plan	$2,537	$(8,091)	$7,006	$1,452

Fiscal 2005 Consolidation & RIF Plan	5,581	6,473	2,784	14,838

Fiscal 2005 PC Review Plan	6,889	18,348	(4,192)	21,045

Fiscal 2006 PC Review Plan	5,899	(19,358)	3,594	(9,865)

Accounting Office Closings	536	—	55	591

Expected remaining restructuring charges by plan (in thousands):

	Severance
	and Related
	Benefits	Other	Total
Fiscal 2005 PC Review Plan	$—	$644	$644

Fiscal 2006 PC Review Plan	—	224	224

Accounting Office Closings	103	—	103
15. Reorganization Charges
The components of reorganization charges are as follows:

	March 10, 2007
	Sixteen Weeks	Forty Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
	(dollars in thousands)
Professional fees	$10,548	$29,003	$29,623
Employee retention expenses	316	1,016	1,968
Lease rejection charges (credits)	(44)	54	—
Interest income	(839)	(2,560)	(3,366)
Gain on sale of assets	(1)	(826)	(826)

Reorganization charges, net	$9,980	$26,687	$27,399

	March 4, 2006
	Sixteen Weeks	Forty Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
	(dollars in thousands)
Professional fees	$10,136	$25,901	$27,165
Employee retention expenses	1,347	5,753	4,323
Lease rejection charges (credits)	618	547	—
Interest income	(1,846)	(3,202)	(2,797)
Gain on sale of assets	—	(597)	(597)

Reorganization charges, net	$10,255	$28,402	$28,094

16. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Forty Weeks Ended
	March 10,	March 4,
	2007	2006
Statutory federal tax rate	35.0%	35.0%
State income tax, net	1.1	1.1
Valuation allowance increase	(30.9)	(26.6)
Adjustments to prior year tax accruals	0.3	3.5
Other	(1.7)	(1.1)

	3.8%	11.9%

The income tax benefit we have recognized in 2007 relates principally to expected refunds of tax we previously paid, available to us pursuant to a federal statutory provision that permits certain net operating losses to be carried back ten years. Only a portion of the net operating loss we incur is eligible for this treatment. Our effective tax rate for fiscal 2007 is based, in large part, upon our estimate of the amount of our fiscal 2007 loss which we expect to be eligible for the ten year carryback. Our fiscal 2006 tax provision also reflects the impact of the ten year carryback.
The amount of income taxes we pay is subject to periodic audits by federal, state and local tax authorities, which result in proposed assessments from time to time. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. During the first quarter of fiscal 2006, we adjusted our prior year tax accruals based upon a review of recently closed audits and the status of prior tax years relative to the statutes of limitation, as well as for the approval of tax credits for prior years, which had a significant favorable impact on our effective tax rate for fiscal 2006.
We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances were recorded in fiscal 2007 and fiscal 2006 against deferred tax assets originating in those years.
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
We are named in two wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of RSRs. The case involving the putative class is captioned Ruzicka, et al. v. Interstate Brands Corp., et al., No. 03-CV 2846 (FLW) (Sup. Ct., Ocean City, N.J.), and the other case is captioned McCourt, et al. v. Interstate Brands Corp., No. 1-03-CV-00220 (FLW) (D.N.J.). These cases are in their preliminary stages. As a result of our Chapter 11 filing, these cases have been automatically stayed. The named plaintiffs in both cases have filed a proof of claim in our bankruptcy case for unpaid wages. We intend to vigorously contest these lawsuits.
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
Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements after the fiscal 2004 financial statement restatement were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of March 10, 2007, we have recorded a net pension benefit obligation liability of approximately $61.7 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
On November 22, 2006, the ABA Plan and the Board of Trustees filed a motion in the bankruptcy court seeking an order requiring IBC to file an application with the Internal Revenue Service requesting a waiver of the minimum funding requirements applicable to the ABA Plan or, in the alternative, make $3.9 million of contributions to the ABA Plan no later than June 15, 2007. On December 8, 2006, the Bankruptcy Court denied the ABA motion. On April 4, 2007, the PBGC filed a motion for summary judgment in the Sara Lee case asking the court to enforce the PBGC’s August 8, 2006 determination that the ABA Plan is a multiple employer plan. At a status conference held on April 5, 2007, the court scheduled oral argument on the PBGC’s motion for July 2, 2007.
On October 30, 2006, Brencourt Advisors, LLC, a stockholder of the Company, filed a complaint in the Court of Chancery of the State of Delaware for New Castle County, captioned Brencourt Advisors LLC v. Interstate Bakeries Corporation, C.A. No. 2506-N (the “Complaint”) seeking to compel an annual meeting of stockholders for the purpose of electing directors. On November 29, 2006, we filed a motion with the Bankruptcy Court in response to the Complaint seeking (i) to have the Bankruptcy Court confirm our Board of Directors to be the nine individuals currently serving as members of our Board of Directors and (ii) an injunction from the Bankruptcy Court ordering Brencourt to cease the prosecution of the Complaint. On January 5, 2007, the Bankruptcy Court approved a settlement among the Company and its various constituency groups to reconstitute our Board of Directors from nine to seven members. Pursuant to the terms of the settlement, five directors left the Board, two new directors were appointed by the Bankruptcy Court and the remaining Board seat was filled by our new Chief Executive Officer on February 16, 2007. On January 11, 2007, the Complaint was dismissed without prejudice.
On February 16, 2007, the Bankruptcy Court approved the Employment Agreement of Craig D. Jung as our Chief Executive Officer and member of our Board of Directors. Under the terms of the Employment Agreement, Mr. Jung will receive pre-emergence cash awards upon the achievement of certain levels of Total Enterprise Value (as defined in the Employment Agreement) and a post-emergence equity award, all as provided in the Employment Agreement.
Except as noted above, the Company has not determined a loss is probable and cannot estimate a range of loss or gain for the items disclosed herein; however, the ultimate resolutions could have a material impact on our condensed consolidated financial statements.
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
The following is the reconciliation between basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 10,	March 4,	March 10,	March 4,
	2007	2006	2007	2006
	(in thousands)
Weighted average common shares outstanding:
Basic and diluted	45,169	45,129	45,167	45,111

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock and deferred shares awarded, and our 6% senior subordinated convertible notes, which aggregated to approximately 13.6 million and 14.4 million for the third quarter of fiscal 2007 and 2006, respectively, and approximately 13.8 million and 14.5 million for year-to-date fiscal 2007 and 2006, respectively, because their effect would have been antidilutive. Due to our reported net losses for all periods, diluted loss per share amounts are not adjusted for the effect of dilutive stock awards.
Under an August 12, 2004 amendment to our Senior Secured Credit Facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
19. Comprehensive Loss
Reconciliations of net loss to comprehensive loss are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 10,	March 4,	March 10,	March 4,
	2007	2006	2007	2006
	(dollars in thousands)
Net loss	$(42,235)	$(42,634)	$(94,851)	$(102,946)

Other comprehensive income (loss):
Commodity derivative (gains) losses reclassified to cost of products sold, net of income taxes of $0	—	—	—	(477)

Comprehensive loss	$(42,235)	$(42,634)	$(94,851)	$(103,423)

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
We have aggregated our identified operating segments into two distinct reportable segments by production process, type of customer, and distribution method as follows:
Wholesale operations — Our wholesale operations accounted for approximately 89.2% and 88.5% of our net sales for the sixteen weeks ended and 88.8% and 88.3% for the forty weeks ended March 10, 2007 and March 4, 2006, respectively, and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.
Retail operations — Our retail operations generated approximately 10.8% and 11.5% of our net sales for the sixteen weeks ended and 11.2% and 11.7% for the forty weeks ended March 10, 2007 and March 4, 2006, respectively, and consists of five regions that sell our baked goods and other food items.
Our reportable segments are strategic business units that are managed separately using different marketing strategies.

Our management evaluates reportable segment performance based on profit or loss from operations before other income, interest expense, and income taxes. Because of our integrated business structure, operating costs often benefit both reportable segments and must be allocated between segments. Additionally, we do not identify or allocate fixed assets and capital expenditures for long-lived assets by reportable segment and we transfer fresh goods between segments at cost without recognizing intersegment sales on these transfers. Intersegment transfers of products at cost aggregated approximately $30.4 million and $33.4 million for the sixteen weeks ended and $83.9 million and $91.4 million for the forty weeks ended March 10, 2007 and March 4, 2006, respectively.
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations.

	Sixteen Weeks Ended		Forty Weeks Ended
	March 10,	March 4,	March 10,	March 4,
	2007	2006	2007	2006
	(dollars in thousands)
Net Sales
Wholesale operations	$768,577	$774,564	$1,969,859	$2,049,747
Retail operations	93,064	100,245	247,940	272,092

Total net sales	$861,641	$874,809	$2,217,799	$2,321,839

Operating Income (Loss)

Wholesale operations	$4,393	$(28,589)	$19,183	$(19,048)
Retail operations	1,556	(199)	6,555	6,883

	5,949	(28,788)	25,738	(12,165)
Corporate	(25,615)	8,929	(59,914)	(40,118)

Total operating loss	(19,666)	(19,859)	(34,176)	(52,283)

Interest expense	14,673	16,529	38,831	39,020
Reorganization charges	9,980	10,255	26,687	28,402
Other (income) expense	(44)	(82)	(1,120)	(2,917)

	24,609	26,702	64,398	64,505

Loss before income taxes	(44,275)	(46,561)	(98,574)	(116,788)
Provision (benefit) for income taxes	(2,040)	(3,927)	(3,723)	(13,842)

Net loss	$(42,235)	$(42,634)	$(94,851)	$(102,946)

21. Subsequent Events
On March 14, 2007, the Bankruptcy Court approved the fiscal 2007 IBC Management Incentive Plan, or the Plan, for key employees. Payments under the Plan are to be based upon our financial performance during fiscal 2007. Any compensation expense due under the Plan will be accrued in the fourth quarter of fiscal 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements, notes, and tables included elsewhere in this report, as well as, the more detailed Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contained in our 2006 Annual Report on Form 10-K. This MD&A may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See Forward-Looking Statements for further information.
COMPANY OVERVIEW
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh baked bread and sweet goods in the United States, producing, marketing, distributing and selling a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products. Our various brands are positioned across a wide spectrum of consumer categories and price points. We operate 45 bakeries and approximately 800 bakery outlets located in strategic markets throughout the United States. Our sales force delivers baked goods from approximately 700 distribution centers on approximately 6,500 delivery routes.
RECENT DEVELOPMENTS
On January 5, 2007, the Bankruptcy Court approved a settlement among the Company and its various constituency groups to reconstitute our Board of Directors from nine to seven members. Pursuant to the terms of the settlement, David I. Pauker and Terry R. Peets joined the Board of Directors and five other members of the Board of Directors departed. The settlement contemplated that the Company’s new Chief Executive Officer, when appointed, would fill the seventh seat on our Board of Directors.
On January 30, 2007, David N. Weinstein resigned as a director of the Company. On February 28, 2007, our Board of Directors, following the recommendation of the Equity Committee organized in our Chapter 11 proceedings and the Nominating and Corporate Governance Committee of our Board of Directors, appointed Philip A. Vachon as a director to fill the vacancy left by the resignation of Mr. Weinstein.
On February 16, 2007, the Bankruptcy Court approved the employment agreement of Craig D. Jung as our Chief Executive Officer and, consistent with the terms of the settlement discussed above, appointed Mr. Jung as a member of our Board of Directors. Mr. Jung succeeds Antonio C. Alvarez II, who had served as our interim Chief Executive Officer since September 2004.
Together with Mr. Pauker, Mr. Peets, Mr. Vachon and Mr. Jung, our Board of Directors also currently consists of Robert Calhoun, a Board member since 1991; Michael Anderson, a Board member since 1998; and William Mistretta, a Board member since 2006. Additionally, our Nominating and Corporate Governance Committee is comprised of Mr. Peets (Chair), Mr. Pauker, and Mr. Vachon; our Audit Committee is comprised of Mr. Calhoun (Chair), Mr. Anderson and Mr. Mistretta; and our Compensation Committee is comprised of Mr. Pauker (Chair), Mr. Calhoun and Mr. Peets.
We are reviewing our restructuring alternatives consistent with the following four priorities established by Mr. Jung, which he is leading management’s efforts to address: (1) fix our cost structure to grow margins; (2) accelerate innovation to realize attractive revenue growth; (3) drive productivity to improve margins; and (4) create a performance culture.
Also on February 16, 2007, the Bankruptcy Court approved an extension of the maturity date of IBC’s post-petition debtor-in-possession (DIP) financing facility to February 9, 2008 from June 2, 2007.
In the third quarter of fiscal 2007, we introduced 100 Calorie Packs on a national basis in the following three flavors: chocolate cake with chocolate icing, yellow cake with chocolate icing and carrot cake with cream cheese icing.
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

RESULTS OF OPERATIONS
The following table sets forth the relative percentages that certain income and expense items bear to net sales:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 10,	March 4,	March 10,	March 4,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	51.1	52.1	51.4	51.0
Selling, delivery and administrative expenses	48.4	51.2	47.7	49.6
Restructuring credits	—	(3.8)	(0.2)	(0.9)
Depreciation and amortization	2.6	2.7	2.5	2.5
Loss on sale or abandonment of assets	0.2	0.1	0.1	0.1

Operating loss	(2.3)	(2.3)	(1.5)	(2.3)
Interest expense	1.7	1.9	1.8	1.7
Reorganization charges, net	1.1	1.1	1.2	1.1
Other income	—	—	(0.1)	(0.1)

Loss before income taxes	(5.1)	(5.3)	(4.4)	(5.0)
Provision (benefit) for income taxes	(0.2)	(0.4)	(0.1)	(0.6)

Net loss	(4.9)%	(4.9)%	(4.3)%	(4.4)%

Net Sales
(dollars in thousands)

	Sixteen Weeks Ended					Forty Weeks Ended
	March 10,		March 4,		%	March 10,		March 4,		%
	2007	%	2006	%	Change	2007	%	2006	%	Change
Wholesale operations	$768,577	89.2%	$774,564	88.5%	(0.8)%	$1,969,859	88.8%	$2,049,747	88.3%	(3.9)%
Retail operations	93,064	10.8	100,245	11.5	(7.2)	247,940	11.2	272,092	11.7	(8.9)

Total net sales	$861,641	100.0%	$874,809	100.0%	(1.5)%	$2,217,799	100.0%	$2,321,839	100.0%	(4.5)%

Consolidated net sales. Net sales for the third quarter of fiscal 2007, the sixteen weeks ended March 10, 2007, were approximately $861.6 million, a decrease of approximately $13.2 million, or 1.5%, from net sales of approximately $874.8 million in the same period in fiscal 2006. Year-to-date net sales for fiscal 2007 decreased approximately $104.0 million, or 4.5%, to approximately $2,217.8 million, from net sales of approximately $2,321.8 million, in fiscal 2006.
Wholesale operations net sales. Wholesale operations net sales for the third quarter of fiscal 2007 were approximately $768.6 million, a decrease of approximately $6.0 million, or 0.8%, from net sales of approximately $774.6 million in fiscal 2006. Year-to-date wholesale operations net sales for fiscal 2007 decreased approximately $79.8 million, or 3.9%, to approximately $1,969.9 million from net sales of approximately $2,049.7 million in fiscal 2006. The net sales for the third quarter and year-to-date periods for fiscal 2007 reflected unit volume declines of approximately 6.2% and 8.7%, respectively, as compared to comparable periods in fiscal 2006. These unit volume declines for the quarter and year-to-date for fiscal 2007 as compared to fiscal 2006 were the result of sales discontinued as part of our restructuring efforts, reduced demand for our products, and from the effects of a highly competitive market with increased promotional spending. These declines are partially offset by an overall unit value increase, related to selling price increases and product mix changes, of approximately 6.4% for the third quarter and 5.5% for the year-to-date periods of fiscal 2007 as compared to the prior year.
Retail operations net sales. Retail operations net sales for the third quarter of fiscal 2007 were approximately $93.1 million, a decrease of approximately $7.1 million, or 7.2%, from net sales of approximately $100.2 million for the same period in fiscal 2006. Year-to-date retail operations net sales for fiscal 2007 decreased approximately $24.2 million, or 8.9%, to approximately $247.9 million from net sales of approximately $272.1 million for the same period in fiscal 2006. The decline in revenue is mainly attributable to the closing of retail outlets in conjunction with our restructuring efforts.
Gross profit (exclusive of depreciation and amortization). Gross profit was approximately $421.4 million, or 48.9% of net sales, for the third quarter of fiscal 2007, in comparison with approximately $419.1 million, or 47.9% of net sales, for the same period in fiscal 2006. Year-to-date gross profit was approximately $1,077.9 million, or 48.6% of net sales, in comparison with approximately $1,138.7 million, or 49.0% of net sales, when compared to the same period in fiscal 2006.
Total cost of products sold for the quarter decreased by approximately $15.5 million when compared to the same period in fiscal 2006. This cost decrease relates to the effects of reduced sales on our costs, as a well as the production efficiencies gained in our restructuring efforts. On a cost per pound basis, direct component costs per pound increased approximately 5.8% when compared to fiscal 2006. These direct component costs, when compared on a cost per pound of production with fiscal 2006, increased 4.7% for ingredients, 0.6% for packaging, and 0.5% for labor. Overhead and administrative costs as a percent of net sales decreased approximately 0.4% when compared to fiscal 2006 principally as a result of reductions in labor, labor-related, and facility costs resulting from our restructuring activities. Higher selling prices initiated in response to higher commodity costs in fiscal 2007 along with the net effect of the decline in overhead and administrative costs, partially offset by the unfavorable increase in the direct component cost per pound of production when compared to our sales, resulted in our gross profit margin improvement of approximately 1.0% for the third quarter of fiscal 2007 when compared with fiscal 2006.
Total cost of products sold year-to-date decreased by approximately $43.3 million when compared to the same period in fiscal 2006. A substantial amount of this cost decrease relates to the effects of reduced sales on our costs, as a well as the production efficiencies gained in our restructuring efforts. On a cost per pound basis, direct component costs per pound increased approximately 6.0% when compared to fiscal 2006. These direct component costs when compared on a cost per pound of production with fiscal 2006 increased 5.3% for ingredients, 0.4% for labor and 0.3% for packaging. Overhead and administrative costs as a percent of net sales decreased approximately 0.3% when compared to fiscal 2006 principally as a result of reductions in labor, labor-related, and facility costs resulting from our restructuring activities. This along with higher selling prices initiated in response to higher commodity costs in fiscal 2007 only partially offset by the net effect of the unfavorable increase in the direct component cost per pound of production resulting in our gross profit margin decrease of approximately 0.4% for year-to-date fiscal 2007 when compared to the same period in fiscal 2006.
Selling, delivery and administrative expenses. Selling, delivery and administrative expenses were approximately $417.3 million, representing 48.4% of net sales, for the third quarter of fiscal 2007 down from approximately $447.5 million, or 51.2% of net sales when compared with the same period in fiscal 2006. Year-to-date selling, delivery and administrative expenses for fiscal 2007 amounted to approximately $1,058.7 million, or 47.7% of net sales, decreasing from approximately $1,151.8 million, or 49.6% of net sales for the same period in the prior year.
For the third quarter of fiscal 2007, the reduction in selling, delivery and administrative expenses as a percent of net sales was approximately 2.7% when compared to the third quarter of the previous year. A substantial portion of our cost decreases relates directly to our restructuring activities, which resulted in route, depot, and retail outlet consolidations and closings. Our labor and labor-related costs, including workers’ compensation, decreased approximately 1.8% as a percent of net sales. Additionally, advertising, energy costs and all other costs decreased as a percent of net sales by 0.5%, 0.2% and 0.2%, respectively.

On a year-to-date basis, the reduction in selling, delivery and administrative expenses as a percent of net sales when compared to the same period of the previous year was approximately 1.9%. As with this quarter, a substantial portion of the cost decrease relates directly to our restructuring activities, which resulted in route, depot, and retail outlet consolidations and closings. Our labor and labor-related costs, including workers’ compensation, decreased approximately 1.5% as a percent of net sales. Additionally, advertising and all other costs decreased as a percent of net sales, each by approximately 0.2%.
Restructuring credits. During the third quarter of fiscal 2007, we incurred net restructuring credits of approximately $0.2 million related to the continuation of certain restructuring plans to close and restructure certain bakeries and retail stores as compared to net restructuring credits of approximately $33.3 million for the same period in fiscal 2006. On a year-to-date basis, we incurred net restructuring credits of approximately $3.9 million as compared to net restructuring credits of approximately $21.7 million for the same period in the prior year.
The net restructuring credits in the third quarter of fiscal 2007 were composed of a credit of approximately $0.7 million for the adjustment of severance accruals and approximately $0.5 million net exit costs such as utility costs, security, taxes and clean up activities. Year-to-date restructuring credits were composed of a credit of approximately $0.4 for severance accruals, and approximately $5.2 million in gains on disposals of long-lived assets, offset by other exit costs of approximately $1.7 million.
See Note 14. Restructuring (Credits) Charges to the condensed consolidated financial statements regarding detail components of restructuring charges.
Operating Loss
(dollars in thousands)

	Sixteen Weeks Ended				Forty Weeks Ended
	March 10,		March 4,		March 10,		March 4,
	2007	%	2006	%	2007	%	2006	%

Wholesale operations	$4,393	(22.3)%	$(28,589)	144.0%	$19,183	(56.1)%	$(19,048)	36.4%
Retail operations	1,556	(7.9)	(199)	1.0	6,555	(19.2)	6,883	(13.1)

	5,949	(30.2)	(28,788)	145.0	25,738	(75.3)	(12,165)	23.3
Corporate	(25,615)	130.2	8,929	(45.0)	(59,914)	175.3	(40,118)	76.7

Total operating loss	$(19,666)	100.0%	$(19,859)	100.0%	$(34,176)	100.0%	$(52,283)	100.0%

Consolidated operating loss. Based upon the above factors, the operating loss for the third quarter of fiscal 2007 was approximately $19.7 million, a decrease of approximately $0.2 million from the prior year’s operating loss of approximately $19.9 million. Our fiscal 2007 year-to-date operating loss was approximately $34.2 million, down approximately $18.1 million from the prior year’s operating loss of approximately $52.3 million. Our fiscal 2007 operating loss for the quarter included a restructuring credit of approximately $0.2 million as compared to a restructuring credit of approximately $33.3 million for the same period in the prior year. Our fiscal 2007 year-to-date operating loss included a restructuring credit of approximately $3.9 million as compared to a restructuring credit of approximately $21.7 million for the same period in the prior year.
Wholesale operating income (loss). Wholesale operating income for the third quarter of fiscal 2007 was approximately $4.4 million representing an increase of approximately $33.0 million from an operating loss of approximately $28.6 million in the third quarter of fiscal 2006. On a year-to-date basis, the net wholesale operating income was approximately $19.2 million, an increase of approximately $38.2 million from an operating loss of approximately $19.0 million when compared to the same period in the prior year. The third quarter increase in wholesale operating income was attributable to a decrease of approximately $39.0 million in wholesale operating costs partially offset by a decrease in income of approximately $6.0 million. On a year-to-date basis the increase in wholesale operating revenue of approximately $38.2 million was attributable to a decrease in wholesale operating costs of approximately $118.1 million partially offset by a decrease in revenue of approximately $79.9 million.
Retail operating income (loss). Retail operating income for the third quarter of fiscal 2007 was approximately $1.6 million representing an improvement of approximately $1.8 million from operating loss of approximately $0.2 million in the third quarter of fiscal 2006. The increase in retail operating income for the quarter was attributable to a decrease of approximately $9.0 million in retail operating expenses partially offset by a reduction in sales of approximately $7.2 million.
On a year-to-date basis the net retail operating income for fiscal 2007 was approximately $6.6 million, a decrease of approximately $0.3 million from approximately $6.9 million in operating income for the same period in the prior year. The year-to-date decrease in retail operating income was attributable to a drop in revenues of approximately $24.1 million partially offset by a reduction in retail operating expenses of approximately $23.8 million.
Reorganization charges. For the sixteen weeks ended March 10, 2007, reorganization charges relating to expense or income items that we incurred under our bankruptcy proceedings were approximately $10.0 million. The cost of these activities includes (1) professional fees and similar types of expenses related to the Chapter 11 proceedings of approximately $10.5 million; and (2) approximately $0.3 million in payroll related charges to retain key employees during our reorganization; partially offset by (3) interest income of approximately $0.8 million.
Reorganization charges for the forty weeks ended March 10, 2007 were approximately $26.7 million consisting of (1) professional fees and similar types of expenses related to the Chapter 11 proceedings of approximately $29.0 million; and (2) approximately $1.0 million in payroll related charges to retain key employees during our reorganization; offset by (3) interest income of approximately $2.5 million; and (5) approximately $0.8 million in gains on the sale of assets.
Reorganization charges for the sixteen weeks ended March 4, 2006 were approximately $10.3 million consisting of (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of approximately $10.1 million; (2) approximately $1.4 million in payroll related charges to retain key employees during our reorganization; and (3) charges related to the rejection of certain lease agreements covering equipment and real estate of approximately $0.6 million; offset by (4) interest income of approximately $1.8 million.
Reorganization charges for the forty weeks ended March 4, 2006 were approximately $28.4 million consisting of (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of approximately $25.9 million; (2) approximately $5.8 million in payroll related charges to retain key employees during our reorganization; and (3) charges related to the rejection of certain lease agreements covering equipment and real estate of approximately $0.5 million; partially offset by (4) interest income of approximately $3.2 million; and (5) approximately $0.6 million gain on the sale of assets.
Interest expense. Net interest expense for the third quarter was approximately $14.7 million representing a decrease of approximately $1.8 million when compared to approximately $16.5 million in the third quarter of fiscal 2006. This decrease resulted primarily from a $1.6 million decline in the amortized debt fees associated with the pre-petition and post-petition debt facilities and a decrease in funded debt levels, offset by slightly higher interest rates.
Year-to-date interest expense was approximately $38.8 million representing an increase of only $0.2 million when compared to approximately $39.0 million for the same period of fiscal 2006. This decrease results from decreases in amortized debt fees associated with the pre-petition and post-petition debt facilities offset by somewhat higher interest costs resulting from higher interest rates on a decrease in funded debt levels.
Provision for income taxes. The effective income tax benefit rates were 3.8% and 11.9% for the first three quarters of fiscal 2007 and 2006, respectively. Our effective income tax benefit rate was impacted favorably in the first quarter of fiscal 2006 by adjustments to our prior year tax accruals and by the approval of tax credits for prior years. Our effective income tax rates for fiscal 2007 and 2006 were negatively impacted by valuation allowances recorded because we do not believe that it is more likely than not our net operating losses and certain other deferred tax assets will be able to be utilized in future years. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During fiscal 2007 and 2006 we recorded additional valuation allowance relating to deferred tax assets originating in those years.
The income tax benefit we have recognized in fiscal 2007 relates principally to expected refunds of tax we previously paid, available to us pursuant to a federal statutory provision that permits certain net operating losses to be carried back ten years. Only a portion of the net operating loss we incur is eligible for this treatment. Our effective tax rate for fiscal 2007 is based, in large part, upon our estimate of the amount of our fiscal 2007 loss which we expect to be eligible for the ten year carryback. Our fiscal 2006 tax provision also reflects the impact of the ten year carryback.
CASH RESOURCES AND LIQUIDITY
CASH FLOWS
During the forty weeks ended March 10, 2007, the Company used $7.3 million of cash, which was the net impact of $30.8 million in cash used in operating activities, $68.5 million in cash generated from investing activities, and $45.0 million in cash used in financing activities.
Cash from (used in) operating activities. Cash used in operating activities for fiscal 2007 was $30.8 million, which represents a decrease of $14.5 million from cash used in fiscal 2006 of $45.3 million. While we posted a net loss of $94.9 million during the forty week period, some items contributing to the loss were non-cash items, including $54.5 million related to depreciation and amortization and $3.3 million in gains on sale, write-down or abandonment of assets. In addition, changes in working capital components generated $9.2 million in cash during the forty week fiscal period primarily due to (1) a decrease in other current assets of $8.0 million; (2) a reduction in accounts receivable of $4.0 million; (3) an increase in accounts payable and accrued expenses of $0.6 million; offset by (4) an increase in our inventories of $1.7 million; and (5) other items totaling $1.7 million. For fiscal 2006, changes in working capital components provided cash equal to $25.1 million.
Cash from (used in) investing activities. Cash provided by investing activities during fiscal 2007 was $68.5 million, $88.1 million more than the cash used during fiscal 2006 of $19.6 million. This significant increase is primarily attributable to the release, pursuant to the eighth amendment to the DIP Facility, of restricted cash previously held as collateral and unavailable to the Company in the amount of $89.2 million (excluding interest earned) at August 25, 2006, the effective date of the eighth amendment to the DIP Facility. During the forty week period, we received $14.4 million in asset sale proceeds and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $12.5 million (excluding interest earned). We used $22.8 million to acquire property, equipment and software assets. During fiscal 2006, we received asset sale proceeds in the amount of $79.8 million and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $74.3 million. During fiscal 2006, purchases of property and equipment totaled $25.2 million.
Cash from (used in) financing activities. Cash used in financing activities for fiscal 2007 was $45.0 million, primarily due to a reduction in our pre-petition secured debt of $45.4 million. The previously discussed eighth amendment to the DIP Facility released restricted cash plus accumulated interest in the amount of $90.7 million effective August 25, 2006 and required that $45.4 million of that amount be used to reduce the outstanding balance of the pre-petition secured debt. This compares to cash generated from financing activities in fiscal 2006 which totaled $12.0 million due mostly to an increase in our pre-petition secured revolving credit facility of $13.4 million.
SOURCES OF LIQUIDITY AND CAPITAL
We have historically maintained two primary sources for debt capital: (1) bank lines of credit; and (2) capital and operating lease financing to support the acquisition and lease of our bakery outlets, depots, route trucks, tractors, trailers and computer equipment. In addition, on August 12, 2004 we issued $100.0 million aggregate principal amount of 6% senior subordinated convertible notes due in August 2014. Failure to maintain adequate sources of debt capital would have a material adverse impact on our operations.

At March 10, 2007, under our Senior Secured Credit Facility, we owed $374.1 million in term loans and $73.4 million in a revolver loan. In addition, at March 10, 2007, we had issued $101.7 million in letters of credit under our revolver loan.
On August 12, 2004, we issued in a private placement $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014. Purchasers had an option to purchase in the aggregate up to $20.0 million in additional notes for a period of 60 days following the closing, which purchase option was not exercised. Under certain circumstances, the notes are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 98.9854 shares per $1,000 principal amount of notes (an initial conversion price of $10.1025 per share), subject to adjustment.
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
Subsequent to the Petition Date, the Company and a syndicate of lenders, including JPMorgan Chase Bank, entered into the DIP Facility, which was subsequently revised and approved by the Court, to provide up to $200.0 million in post-petition financing. The DIP Facility expires on the occurrence of an event that constitutes a termination date as defined in the DIP Facility agreement or, if no such event has occurred, pursuant to an extension, on February 9, 2008. All outstanding borrowings under the DIP Facility, if any, are due and payable on the termination date. The obligations under the DIP Facility are secured by a super priority lien against our assets in favor of the DIP lenders. The DIP Facility may be utilized for the issuance of letters of credit up to an aggregate amount equal to $150.0 million, which amount was increased from the original limitation of $75.0 million as a result of prior amendments. In connection with entering into the DIP Facility we also make periodic adequate protection payments to our pre-petition secured lenders in the form of interest, fees and expenses based on amounts owed under the pre-petition Senior Secured Credit Facility.
The DIP Facility subjects us to certain obligations, including the delivery of financial statements and certifications, cash flow forecasts, and operating budgets at specified intervals and cumulative minimum EBITDA requirements. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. Failure to comply with these obligations could lead to an event of default under the DIP Facility and acceleration of payments thereunder.
In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (1) the conversion of any of the bankruptcy cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (2) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (3) a change of control (as defined in the DIP Facility); (4) an order of the Bankruptcy Court permitting holders of security interests to foreclose on debt secured by any of our assets which have an aggregate value in excess of $1.0 million; (5) the entry of any judgment in excess of $1.0 million against us, the enforcement of which remains unstayed; (6) certain Termination Events (as defined in the DIP Facility) related to ERISA plans; and (7) failure to make payments required by Section 302(f)(1) of ERISA where the amount determined under Section 302(f)(3) of ERISA is equal to or greater than $1.0 million, subject to certain exceptions. Notwithstanding acceleration pursuant to an event of default, the maturity date of the DIP Facility is February 9, 2008.

At March 10, 2007, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
As of March 10, 2007, we had not borrowed under the DIP Facility. However, the DIP Facility was utilized to support the issuance of letters of credit in the amount of $109.1 million primarily to support our workers’ compensation and auto liability insurance programs. These letters of credit were partially collateralized by $8.8 million of restricted cash as required by the DIP Facility.
As a result of the Chapter 11 filing, our principal sources of liquidity used in funding short-term operating expenses, supplies and employee obligations include cash balances, operating cash flows and the $200.0 million DIP Facility. As of March 10, 2007, we had approximately $70.9 million in available cash and $90.9 million available for borrowing under the DIP Facility. This compares to the $78.2 million in available cash and $90.1 million available for borrowing under the DIP Facility as of June 3, 2006. These amounts of available cash exclude $37.6 million and $26.7 million at March 10, 2007 and June 3, 2006, respectively, related to checks written in excess of recorded balances included in accounts payable on our consolidated balance sheets. We cannot assure you that the amount of cash from operations and from our DIP Facility will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors, equity holders and parties in interest and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Facility are not sufficient to meet our liquidity requirements, we may be required to seek additional financing.
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
The maturity date of the DIP Facility has been extended to February 9, 2008. We may need to negotiate an additional extension of the maturity date or refinance the DIP Facility to provide adequate time to complete a plan of reorganization. There can be no assurance that we will be successful in extending or refinancing the DIP Facility or that we can extend or refinance the DIP Facility on terms favorable to us. Failure to obtain such extension or additional or replacement financing would have a material adverse impact on our ability to operate as a going concern.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2. Description of Business and Significant Accounting Policies to our condensed consolidated financial statements for further information regarding recently issued accounting standards
FORWARD-LOOKING STATEMENTS
Some information contained in or incorporated by reference herein may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements that reflect, when made, our views with respect to current events and financial performance. These forward-looking statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. These forward-looking statements are not historical in nature and include statements relating to, among other things:
•	our ability to continue as a going concern;

•	our ability to obtain court approval with respect to motions filed by us from time to time in the Chapter 11 proceeding;

•	our ability to operate pursuant to the covenants, terms and certifications of the DIP Facility;

•	our ability to negotiate an extension (if necessary) or refinance our DIP Facility, which expires on February 9, 2008;

•	our ability to develop, propose, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceeding;

•	our ability to achieve the following four priorities established by Mr. Jung: (1) fix our cost structure to grow margins; (2) accelerate innovation to realize attractive revenue growth; (3) drive productivity to improve margins; and (4) create a performance culture;

•	risks associated with failing to obtain court approval for one or more extensions to the exclusivity period for us to propose and confirm one or more plans of reorganization or with third parties seeking and obtaining court approval to terminate or shorten any such exclusivity period, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	risks associated with inflationary cost increases in materials, ingredients, energy and employee wages and benefits;

•	risks associated with our restructuring process, including the risks associated with achieving the desired savings in connection with our profit center restructuring and bakery and route consolidations;

•	potential adverse publicity;

•	our ability to obtain and maintain adequate terms with vendors and service providers;

•	the potential adverse impact of the Chapter 11 proceeding on our liquidity or results of operations;

•	risks associated with product price increases, including the risk that such actions will not effectively offset inflationary cost pressures and may adversely impact sales of our products;

•	the effectiveness of our efforts to hedge our exposure to price increases with respect to various ingredients and energy;

•	our ability to finalize, fund and execute a going-forward business plan;

•	our ability to retain, motivate and/or attract key executives and employees;

•	changes in our relationship with employees and the unions that represent them;

•	increased costs and uncertainties related to periodic renegotiation of union contracts;

•	increased costs and uncertainties with respect to the ABA Plan;

•	successful resolution of material weaknesses in our internal controls;

•	resolution of any deficiencies and implementation of software updates with respect to our financial reporting systems;

•	changes to dietary guidelines;

•	the continuing effects of changes in consumers’ eating habits;

•	the performance of our recent new product introductions, including the success of such new products in achieving and retaining market share; and

•	the outcome of legal proceedings to which we are or may become a party.
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
Commodity prices. Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sugar, soybean oil and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivative positions as of March 10, 2007, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 10, 2007. Based on that evaluation and due to the existence of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 10, 2007.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended March 10, 2007, except as described below. Management believes that all of the material weaknesses described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006 existed as of March 10, 2007, and we are continuing to address deficiencies in the Company’s internal controls. Certain of these remediation actions are described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006. Efforts to remediate and test our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2007 and beyond.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed in our 2007 second quarter Form 10-Q, we are involved in a dispute regarding the proper characterization of the American Bakers Association Retirement Plan, or ABA Plan. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. The ABA Plan contends it should be treated as an aggregate of single employer plans under ERISA, which is also how it is reflected in our financial statements. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). However, the PBGC, which is the federal governmental agency that insures and supervises defined benefit pension plans, revisited its 1979 determination that the ABA Plan was an aggregate of single employer plans and after reviewing the status of the ABA Plan, on August 8, 2006, made a final determination that the ABA Plan is a multiple employer plan under ERISA and tax rules. On August 9, 2006, we filed a lawsuit in Bankruptcy Court seeking enforcement of the PBGC’s determination, but there can be no assurance as to whether we will obtain such enforcement or the amount of any reduction to our net benefit obligation liability. Accordingly, due to the lack of a definitive resolution of this uncertainty prior to the end of the fiscal periods presented herein, as noted above we have continued to reflect our interests in the ABA Plan as an aggregate of single employer plans.
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
On November 22, 2006, the ABA Plan and the Board of Trustees filed a motion in the bankruptcy court seeking an order requiring IBC to file an application with the Internal Revenue Service requesting a waiver of the minimum funding requirements applicable to the ABA Plan or, in the alternative, make $3.9 million of contributions to the ABA Plan no later than June 15, 2007. On December 8, 2006, the Bankruptcy Court denied the ABA motion. On April 4, 2007, the PBGC filed a motion for summary judgment in the Sara Lee case asking the court to enforce the PBGC’s August 8, 2006 determination that the ABA Plan is a multiple employer plan. At a status conference held on April 5, 2007, the court scheduled oral argument on the PBGC’s motion for July 2, 2007.
As previously disclosed in our 2007 second quarter Form 10-Q, on October 30, 2006, Brencourt Advisors, LLC, a stockholder of the Company, filed a complaint in the Court of Chancery of the State of Delaware for New Castle

County, captioned Brencourt Advisors LLC v. Interstate Bakeries Corporation, C.A. No. 2506-N (the “Complaint”) seeking to compel an annual meeting of stockholders for the purpose of electing directors. On November 29, 2006, we filed a motion with the Bankruptcy Court in response to the Complaint seeking (i) to have the Bankruptcy Court confirm our Board of Directors to be the nine individuals currently serving as members of our Board of Directors and (ii) an injunction from the Bankruptcy Court ordering Brencourt to cease the prosecution of the Complaint. On January 5, 2007, the Bankruptcy Court approved a settlement among the Company and its various constituency groups to reconstitute our Board of Directors from nine to seven members. Pursuant to the terms of the settlement, five directors left the Board, two new directors were appointed by the Bankruptcy Court and the remaining Board seat was filled by our new Chief Executive Officer on February 16, 2007. On January 11, 2007, the Complaint was dismissed without prejudice. For a further discussion regarding our reconstituted Board of Directors, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.
Item 1A. Risk Factors
The risk factors set forth below update, and should be read together with, the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006.
     We face uncertainty regarding the adequacy of our capital resources, including liquidity, and have limited access to additional financing.
We currently have available a $200.0 million DIP Facility to potentially fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 21, 2004. The DIP Facility has been amended nine times through the date of this filing.
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
In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other restructuring costs in connection with the Chapter 11 process and the restructuring of our business operations and expect that we will continue to incur significant professional fees and restructuring costs. As of March 10, 2007, we had approximately $70.9 million in available cash and $90.9 million available for borrowing under the DIP Facility. This compares to the $78.2 million in available cash and $90.1 million available for borrowing under the DIP Facility as of June 3, 2006. These amounts of available cash exclude $37.6 million and $26.7 million at March 10, 2007 and June 3, 2006, respectively, related to checks written in excess of recorded balances included in accounts payable on our consolidated balance sheets. We cannot assure you that the amounts of cash from operations together with our DIP Facility will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors, equity holders and parties in interest and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Facility are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered on acceptable terms. Failure to secure additional financing would have a material adverse impact on our operations.
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
The maturity date of the DIP Facility has been extended from September 22, 2006 to February 9, 2008. We may need to negotiate an additional extension of the maturity date or refinance the DIP Facility to provide adequate time to complete a plan of reorganization. There can be no assurance that we will be successful in extending or refinancing the DIP Facility or that we can extend or refinance the DIP Facility on terms favorable to us.
     Future cash contribution obligations to the American Bakers Association Retirement Plan, or the ABA Plan, are expected to significantly exceed previous contributions to the ABA Plan.
As a result of the review of the ABA Plan begun in December 2004, we have recorded a significant net pension liability. Since January 2006, we have been notified of $34.7 million of required contributions which we have not paid and due to our severely underfunded position within the plan, future cash contribution obligations could continue to significantly exceed levels experienced in calendar years prior to 2006. Our responsibility to make all of these payments, as well as the timing of such payments, may be impacted by application of the Bankruptcy Code and/or other applicable law, including the August 8, 2006 determination from the Pension Benefit Guaranty Corporation that the ABA Plan is a multiple employer plan, as had been asserted by the Company and disputed by the ABA Plan, as well as pension reform legislation recently enacted by Congress.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (A)

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of	Average Price	of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased (B)	(or Unit)	or Programs	Plans or Programs
Period 7 November 19-December 16, 2006	5	$2.79	5	7,396,649
Period 8 December 17, 2006-January 13, 2007	1	$2.86	1	7,396,648
Period 9 January 14-February 10, 2007	2	$5.78	2	7,396,646
Period 10 February 11-March 10, 2007	8	$3.31	8	7,396,638

Total	16	$3.48	16	7,396,638

(A)	Since May 11, 1999, our Board of Directors has authorized the purchase of approximately 11.0 million shares of our common stock. Prior to the Chapter 11 filing, management had the discretion to determine the number of the shares to be purchased, as well as the timing of any such purchases, with the pricing of any shares repurchased to be at prevailing market prices. As of March 10, 2007, 7,396,638 shares of our common stock were available to be purchased under this stock repurchase program. As a result of our Chapter 11 filing and restrictions imposed by the DIP Facility, however, the program has effectively been suspended since the filing.
(B)	Repurchases resulted from the repurchase of fractional shares upon issuance of certificates representing stock held in the Employee Stock Purchase Plan. This plan was terminated in conjunction with the Bankruptcy filing in September 2004.

Item 6. Exhibits

Exhibit
No.	Exhibit

3.1	Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 9, 2002, filed on April 19, 2002).

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Interstate Bakeries Corporation (incorporated by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Form 8-K filed on March 21, 2007).

3.2	Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).

3.2.1	Amendment Number One to the Restated Bylaws of Interstate Bakeries Corporation (incorporated by reference to Exhibit 3.2 to Interstate Bakeries Corporation’s Form 8-K filed on March 21, 2007).

10.1	Employment Agreement by and among Interstate Bakeries Corporation, Interstate Brands Corporation and Craig D. Jung, dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on January 31, 2007).

10.2	Ninth Amendment, dated as of February 16, 2007, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Revolving Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on February 16, 2007).

31.1	Certification of Craig D. Jung pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Ronald B. Hutchison pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Craig D. Jung pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Ronald B. Hutchison pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE BAKERIES CORPORATION
Dated: April 18, 2007	By:	/s/ Craig D. Jung
Craig D. Jung
Chief Executive Officer (Principal Executive Officer)

Dated: April 18, 2007	By:	/s/ Ronald B. Hutchison
Ronald B. Hutchison
Executive Vice President and Chief Financial Officer (Principal Financial Officer)