Form 10-K
period 2007-06-02
INTERSTATE BAKERIES CORP/DE/
filed 2007-08-16
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 2, 2007
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the 18,516,676 shares of voting stock of the registrant held by non-affiliates, computed by reference to the $2.85 closing price of such stock on November 17, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $52,772,527.
     There were 45,249,034 shares of common stock, $0.01 par value per share, outstanding as of August 1, 2007. Giving effect to our senior subordinated convertible notes and common stock equivalents, there were 55,147,457 shares of common stock outstanding as of August 1, 2007.
DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS
Some information contained in or incorporated by reference herein may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements that reflect, when made, our views with respect to current events and financial performance. These forward-looking statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. These forward-looking statements are not historical in nature and include statements relating to, among other things:
•	our ability to continue as a going concern;

•	our ability to obtain court approval with respect to motions filed by us from time to time in the Chapter 11 proceeding (as described below);

•	our ability to operate pursuant to the covenants, terms and certifications of the Revolving Credit Agreement, or DIP Facility (as described in Item 1 below);

•	our ability to negotiate an extension (if necessary) or refinance our DIP Facility, which, pursuant to an extension, expires on February 9, 2008;

•	our ability to implement our business plan developed as a basis for our discussion regarding one or more plans of reorganization;

•	our ability to obtain concessions from our unionized workforce to reduce costs and allow for greater flexibility in the method and manner of distributing our products;

•	our ability to develop, propose, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceeding;

•	risks associated with failing to obtain court approval for one or more extensions to the exclusivity period for us to propose and confirm one or more plans of reorganization or with third parties seeking and obtaining court approval to terminate or shorten any such exclusivity period, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	risks associated with cost increases in materials, ingredients, energy, and employee wages and benefits;

•	risks associated with our restructuring activities, including the risks associated with achieving the desired savings in connection with our profit center restructuring and bakery and route consolidations and desired results of the initiatives currently being implemented (as described below);

•	our ability to obtain and maintain adequate terms with vendors and service providers;

•	the potential adverse impact of the Chapter 11 proceeding on our liquidity or results of operations;

•	risks associated with product price increases, including the risk that such actions will not effectively offset inflationary cost pressures and may adversely impact sales of our products;

•	the effectiveness of our efforts to hedge our exposure to price increases with respect to various ingredients and energy;

•	our ability to attract, motivate and/or retain key executives and employees;

•	changes in our relationship with employees and the unions that represent them;

•	successful implementation of information technology improvements;

•	increased costs and uncertainties with respect to the American Bakers Association Retirement Plan, or ABA Plan;

•	successful remediation of material weaknesses in our internal controls;

•	changes to dietary guidelines;

•	the continuing effects of changes in consumers’ eating habits;

•	the performance of our recent new product introductions, including the success of such new products in achieving and retaining market share; and

•	the outcome of legal proceedings to which we are or may become a party.
These forward-looking statements are and will be subject to numerous risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, without limitation:
Bankruptcy-Related Factors
•	our ability to evaluate various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring and the filing and ultimate approval of a plan of reorganization with the Bankruptcy Court (as described below), or any combination of these options;

•	our ability to develop and implement a successful plan of reorganization in the Chapter 11 process;

•	our ability to operate our business under the restrictions imposed by the Chapter 11 process and in compliance with the limitations contained in the debtor-in-possession credit facility;

•	the instructions, orders and decisions of the Bankruptcy Court and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	changes in our relationships with suppliers and customers, including the ability to maintain those relationships and contracts that are critical to our operations, in light of the Chapter 11 process;

•	our ability to maintain adequate liquidity and working capital under our DIP Facility, as well as our ongoing ability to purchase from vendors on satisfactory terms throughout the reorganization;

•	the significant time that will be required by management to structure and implement a plan of reorganization as well as to evaluate various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital and debt restructuring or any combination of these options;

•	our reliance on key management personnel, including the effects of the Chapter 11 process on our ability to attract and retain key management personnel;

•	our ability to successfully reject unfavorable contracts and leases; and

•	the duration of the Chapter 11 process.
General Factors
•	the availability of capital on acceptable terms in light of the various factors discussed herein, including our reorganization under the Chapter 11 process;

•	the availability and cost of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products, improved efficiencies and other strategies;

•	increased pension, health care, workers’ compensation and other employee costs;

•	actions of competitors, including pricing policies and promotional spending;

•	increased costs, delays or deficiencies related to restructuring activities;

•	the effectiveness of advertising and marketing spending;

•	the effectiveness and adequacy of our information and data processing systems;

•	changes in general economic and business conditions (including the bread and sweet goods markets);

•	costs associated with increased contributions to single employer, multiple employer or multi-employer pension plans;

•	any inability to protect and maintain the value of our intellectual property;

•	future product recalls or food safety concerns;

•	further consolidation in the retail food industry;

•	changes in consumer tastes or eating habits;

•	costs associated with environmental compliance and remediation;

•	our ability to obtain concessions from our unionized workforce to reduce costs and allow for greater flexibility in the method and manner of distributing our products;

•	obligations and uncertainties with respect to the ABA Plan;

•	the impact of any withdrawal liability arising under our multi-employer pension plans as a result of prior actions or current consolidations;

•	actions of governmental entities, including regulatory requirements;

•	acceptance of new product offerings by consumers and our ability to expand existing brands;

•	the performance of our recent new product introductions, including the success of such new products in achieving and retaining market share;

•	the effectiveness of hedging activities;

•	expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives;

•	changes in our business strategies;

•	unexpected costs or delays incurred in connection with our previously announced and other future facility closings;

•	bankruptcy filings by customers;

•	changes in our relationship with employees and the unions that represent them;

•	the outcome of legal proceedings to which we are or may become a party, including without limitation any

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
We operate 45 bakeries and approximately 650 distribution centers, from which our sales force delivers fresh baked goods on approximately 6,400 delivery routes. We also operate approximately 800 bakery outlets located in markets throughout the United States.
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
On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (DIP Facility) with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together, with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The DIP Facility received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. The DIP Facility provides for a $200.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. We entered into the first amendment to the DIP Facility on November 1, 2004, the second amendment to the DIP Facility on January 20, 2005, the third amendment to the DIP Facility on May 26, 2005, the fourth amendment to the DIP Facility on November 30, 2005, the fifth amendment to the DIP Facility on December 27, 2005, the sixth amendment to the DIP Facility on March 29, 2006, the seventh amendment to the DIP Facility on June 28, 2006, the eighth amendment to the DIP Facility on August 25, 2006 and the ninth amendment to the DIP Facility on February 16, 2007 to reflect certain modifications. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for a further discussion regarding the DIP Facility.

In conjunction with the commencement of the Chapter 11 process, we sought and obtained several orders from the Bankruptcy Court that were intended to enable us to operate in the ordinary course of business during the Chapter 11 process. The most significant of these orders:
•	authorize us to pay pre-petition and post-petition employee wages and salaries and related benefits during our restructuring under Chapter 11;

•	authorize us to pay trust fund taxes in the ordinary course of business, including pre-petition amounts; and

•	authorize the continued use of our cash management systems.
Pursuant to the Bankruptcy Code, our pre-petition obligations, including obligations under debt instruments, generally may not be enforced against us. In addition, any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court.
As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of August 1, 2007, we have rejected over 450 unexpired leases and have accrued charges for our estimated liability related thereto in the period of rejection. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject. For these executory contracts and remaining unexpired leases, we cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting these contracts or leases, and no provisions have yet been made for these items.
We continue to communicate with principal vendors and customers, and we believe that most of our current relationships will continue. The loss of major vendors or customers, as well as significant adverse changes to vendor payment terms, could have a material adverse effect on our results of operations and financial condition, including our ability to operate as a going concern.
The Bankruptcy Code provides that we have the exclusive right for 120 days (which exclusive period may be extended by the Bankruptcy Court) during which only we may file and solicit acceptances of a plan of reorganization. The periods during which we have the exclusive right to file a plan and solicit acceptances of a plan have been extended on seven occasions and are presently set to expire on October 5, 2007 and December 5, 2007, respectively. If we fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if we fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders or an indenture trustee, may file their own plan of reorganization.
Since the Petition Date, we have been actively engaged in restructuring our operations. As previously disclosed, we (i) restructured our 10 profit centers (PCs); (ii) rationalized our delivery route network; (iii) reduced our workforce; (iv) disposed of certain non-core assets; and (v) commenced negotiations of long-term extensions with respect to most of our 420 collective bargaining agreements (CBAs) with union-represented employees. We also initiated a marketing program designed to offset revenue declines by developing protocols to better anticipate and meet changing consumer demand through a consistent flow of new products.
In February 2007, we hired a new Chief Executive Officer, Craig D. Jung, and began the next stage of restructuring activities, which initially was focused on the development of a business plan to use as a basis for a plan of reorganization. In developing such a business plan, Mr. Jung established four operating priorities for the Company: (i) profitably grow revenues; (ii) improve productivity; (iii) lower our cost structure; and (iv) create a performance culture. In order to implement these four priorities, we have determined to undertake the following initiatives, without limitation: (i) implement a distribution system with different delivery options for our customers based on customer size, growth potential and service needs to lower our cost structure and profitably grow revenues, (ii) implement a lean manufacturing program to drive productivity, (iii) improve brand management and innovation, including increased investment in marketing our brands, and (iv) redefine our organization to remove unnecessary layers of management and implement a matrix structure to improve communication, leadership and accountability.
On June 28, 2007, we submitted our business plan to our various constituents in the bankruptcy, including representatives of our lender syndicates and official committees of creditors and equity security holders. In order to secure rational financing required to implement this business plan, however, we believe additional concessions from our unionized employees are required. We have recently initiated talks with representatives of the two labor organizations, the Bakery Confectionery, Tobacco Workers & Grain Millers International Union and International Brotherhood of Teamsters, representing 91% of our unionized employees to achieve further concessions, including greater flexibility in the method and manner by which we distribute our products to our customers and cost reductions related to health and welfare programs. We intend to seek similar concessions from all of our unionized employees. There can be no assurance we will reach agreement with our unionized employees on the concessions.
Using this business plan, the Company has begun discussing one or more plans of reorganization (including an assessment of a reasonable range of values for our reorganized business and the appropriate capital structure) with our various bankruptcy constituents and other potential sources to provide debt and equity financing to capitalize the Company for emergence from Chapter 11. In connection with evaluating various plans of reorganization, we are continuing to evaluate other restructuring alternatives including, but not limited to, the sale of some or all of our assets. There are no assurances that the implementation of the business plan, the realization of its anticipated benefits, or the development of a plan of reorganization will be successful. If we are unable to reach agreement on the concessions with our unionized employees, we may not be able to obtain financing to allow us to emerge from bankruptcy. In addition, if we are unable to reach agreement or demonstrate substantial progress towards such an agreement, one or more of our constituents will likely oppose an extension to our plan filing and solicitation exclusivity periods (currently scheduled to expire on October 5, 2007 and December 5, 2007, respectively) or move to terminate our exclusivity periods, which could result in one or more of our constituents proposing their own plan of reorganization. Such a plan may include the sale of some or all of our assets and/or an orderly liquidation of the Company.
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
In July 1995, we acquired Continental Baking Company from Ralston Purina Company, adding the “Wonder®” and “Hostess®” brands to our portfolio of products. This acquisition made us the nation’s largest baker of fresh baked bread and sweet goods in terms of net sales. In January 1998, we acquired the assets of John J. Nissen Baking Company, a Maine-based baker and distributor of fresh bread primarily in New England and various related entities. In August 1998, we acquired the assets of Drake Bakeries, Inc. and the Drake’s baking division, which sells snack cakes throughout the northeastern U.S. under its well-known brand names, “Devil Dogs®,” “Ring Dings®,” “Yodels®” and “Yankee Doodles®.” Our acquisitions throughout the years have allowed us to increase scale, expand our product and brand portfolio and broaden our geographic presence, although we have not completed any significant acquisitions since 1998.
Financial Information about Segments
We have aggregated our identified operating segments into two distinct reportable segments by production process, type of customer, and distribution method as follows:
Wholesale Operations - Our Wholesale Operations accounted for approximately 88.9% of our fiscal 2007 net sales and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.
Retail Operations - Our Retail Operations generated approximately 11.1% of our fiscal 2007 net sales and consists of five regions that sell our baked goods and other food items.
Our reportable segments are strategic business units that are managed separately using different marketing strategies. In conjunction with our new restructuring initiatives, changes may occur in our identified and reportable operating segments.
See Note 22. “Segment Information” to our consolidated financial statements, which is incorporated in this section by reference, for financial information about our reportable business segments.

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
In the first quarter of fiscal 2007, we introduced on a national basis Wonder® Wheat and Wonder® Honey Wheat bread. In the third quarter of fiscal 2007, we introduced Hostess 100 Calorie Pack mini cupcakes on a national basis in the following three flavors: chocolate cake with chocolate icing, yellow cake with chocolate icing and carrot cake with cream cheese icing.
Marketing and Distribution
The majority of our bread is sold through national mass merchandisers and supermarkets, while our sweet goods are sold principally through national mass merchandisers, supermarkets and convenience stores. One customer, Wal-

Mart Stores, Inc., accounted for approximately17.0% of our net sales in fiscal 2007. No other single customer accounted for more than 10.0% of our net sales. Sweet goods sales tend to be somewhat seasonal, with a historically weak winter period, which we believe is attributable to altered consumption patterns during the holiday season. Sales of buns, rolls and shortcake products are historically higher in the spring and summer months.
Our marketing and advertising campaigns are conducted through targeted television, radio and print advertising, as well as coupon inserts in newspapers and other printed media. Our national accounts department manages our relationships with our largest customers. This group focuses on customer service and satisfaction and communicates on a regular basis to our customers regarding new products and upcoming product events.
We distribute our products in markets representing over 80% of U.S. supermarket volume. Our plants and distribution centers across the U.S. are located close to the major marketplaces enabling effective delivery and superior customer service. We do not keep a significant backlog of inventory, as our fresh bakery products are promptly distributed to our customers after being produced.
We deliver our fresh baked bread and sweet goods from our network of bakeries to our distribution centers. Our sales force then delivers primarily to mass merchandisers, supermarkets and convenience stores on approximately 6,400 delivery routes. We are one of only a few fresh baked bread and sweet goods producers with a national direct store delivery, or DSD, system that enables us to provide frequent and individualized service to our national and regional customers. Our DSD system allows us to effectively manage shelf space and efficiently execute in-store promotions and new product introductions. Our new business plan calls for implementing a distribution system that evolves from our current system that provides the same delivery to all customers to one which utilizes different delivery options for our customers based on customer size, growth potential and service needs. We believe this system will lower our cost structure, improve customer service and contribute to profitable growth in revenues. In accordance with industry practice, we repurchase dated and damaged bread products from most of our customers. A portion of our dated bread and other products are delivered to our approximately 800 bakery outlets for retail sale. Bakery outlet sales represented approximately 11.1% of our net sales during the 52-week period ended June 2, 2007.
We also deliver certain sweet goods under the Dolly Madison brand through a direct warehouse shipment program to certain customers. The program was implemented in May 2007. Sales from the direct warehouse program represented approximately 0.4% of our net sales in fiscal 2007. Our ability to deliver products through this method is limited by the terms of our collective bargaining agreements.
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
Prices for our raw materials are dependent on a number of factors including the weather, crop production, transportation and processing costs, government regulation and policies, worldwide market supply of, and demand for, such commodities and alternative demand for raw materials, such as the recent demand for corn for use in the production of ethanol. Although we believe that we are able to utilize our central purchasing function to obtain competitive prices, the inherent volatility of commodity prices occasionally exposes us to fluctuating costs. We attempt to recover the majority of our commodity cost increases by increasing prices, moving towards a higher margin product mix or obtaining additional operating efficiencies. We are limited, however, in our ability to take greater price increases than the bakery industry as a whole because demand for our products has shown to be negatively affected by such price increases.

Employees
As of August 1, 2007, we employ approximately 25,000 people, approximately 82% of whom are covered by one of approximately 420 union contracts. Most of our employees are members of either the International Brotherhood of Teamsters or the Bakery, Confectionery, Tobacco Workers & Grain Millers International Union. Because our union groups are concentrated in the two organizations listed, contract negotiations with any local unit can involve the threat of strike by other union members at other IBC facilities. Our Chapter 11 filing and restructuring activities, including changes to our benefit programs and on-going labor negotiations in conjunction with our efforts to lower our cost structure and our operational restructuring process, have strained relations with certain employee groups and labor unions We are committed to working with those groups to attempt to resolve any conflicts that may arise. However, there can be no assurance that these efforts will be successful.
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
Governmental Regulation; Environmental Matters
Our operations are subject to regulation by various federal, state and local government entities and agencies. As a baker of fresh baked bread and sweet goods, our operations are subject to stringent quality, labeling and traceability standards, including the Federal Food and Drug Act of 1906 and Bioterrorism Act of 2002, and rules and regulations governing trade practices, including advertising. Our bakery operations and our delivery fleet are subject to various federal, state and local environmental laws and workplace regulations, including the federal Occupational Safety and Health Act of 1970, the federal Fair Labor Standards Act of 1938, the federal Clean Air Act of 1990, the federal Clean Water Act of 1972 and the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA. Future compliance with or violation of such laws or regulations, and future regulation by various federal, state and local government entities and agencies, which could become more stringent, may have a material adverse effect on our financial condition and results of operations. We could also be subject to litigation arising out of such governmental regulations that could have a material adverse effect on our financial condition and results of operations. We believe that our current legal and environmental compliance programs adequately address such concerns and that we are in substantial compliance with such applicable laws and regulations. From time to time the Company receives notices of violation relating to environmental and other regulations. When such notices are received, the Company works with the appropriate authorities to seek a resolution to the violations, which may include payment of fines or penalties, adjustment to company operations or protocols, site remediation, or the acquisition or repair of equipment at the facility in question.
We have underground storage tanks at various locations throughout the U.S. that are subject to federal and state regulations that establish minimum standards for these tanks and where necessary, require remediation of associated contamination. On some parcels of owned real property, we discovered that underground storage tanks containing gasoline or diesel fuel had leaked and contaminated the adjacent soil. Typically, the discovery of these leaks and the resulting soil contamination is made in connection with the sale of a property or the removal of an underground storage tank. When we discover that a leaking tank has contaminated a site, we take appropriate steps to cleanup or remediate the site. We are presently in the process of or have completed remediating any known contaminated sites.
In addition, the Environmental Protection Agency, or EPA, has made inquiries into the refrigerant handling practices of companies in our industry. Two of these companies entered into a negotiated settlement with the EPA and made substantial settlement payments. In September 2000, we received a request for information from the EPA relating to our handling of regulated refrigerants, which we use in equipment in our bakeries for a number of purposes, including to cool our dough during the production process. In January 2002, the EPA offered a partnership program to members of the baking industry pursuant to which individual companies can elect to participate. Because we had previously received a request for information from the EPA, the EPA/Department of Justice (DOJ) policies indicated that we were not eligible to participate in the program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to eliminate the use of ozone-depleting refrigerants. Prior to our Chapter 11 filing, we had undertaken negotiations with the EPA. The DOJ, on behalf of the United States of America, filed a proof of claim in our bankruptcy case on March 21, 2005 based upon our refrigerant handling practices. Although the proof of claim does not set forth a specific amount, the claimants allege more than 3,400 violations during the period from 1998 through 2002 and assert that each violation is subject to penalties of up to $27,500 per day. Over the past several months, we have re-opened settlement negotiations with the DOJ and EPA and we are working toward a settlement agreement; however, there can be no assurance that these negotiations will be successful. Any such agreement will be subject to Bankruptcy Court approval. Should our negotiations prove unsuccessful, however, we intend to vigorously challenge any penalties calculated on the basis noted above and defend against such claims by the EPA/DOJ.
We have also received notices from the EPA, state agencies, and/or private parties seeking contribution, that we have been identified as a potentially responsible party, or PRP, under CERCLA arising out of the alleged disposal of hazardous substances at certain disposal sites on properties owned or controlled by others. Because liability to the United States under CERCLA is strict, joint and several and may be imposed retroactively without regard to fault, we may be required to share in the cleanup cost with respect to five “Superfund” sites. Our ultimate liability in connection with these sites may depend on many factors including the volume and types of materials contributed to the site, the number of other PRPs and their financial viability and the remediation methods and technology to be used. We are in the process of attempting to negotiate a settlement of our liability at these sites in connection with our bankruptcy proceeding.
The Clean Air Act of 1970, as amended, provides for federal, state and local regulation of the emission of air pollutants. Under the Clean Air Act, many of our facilities are required to report and control air emissions, including volatile organic compounds, nitrogen oxides and ozone-depleting substances. In April 2004 the EPA promulgated rules relating to EPA’s more stringent National Ambient Air Quality Standards (NAAQS) for ozone. State and local authorities may apply additional emissions limits to certain of our bakeries to comply with the new ozone NAAQS.
Federal, state and local laws and regulations, including the Clean Water Act of 1972, govern the wastewater generated in our manufacturing operations. Permits and local wastewater ordinances establish limits on the content of our wastewater discharge along with monitoring and reporting requirements. Failure to comply with discharge limits can have results including, but not limited to, surcharges, penalties, operational adjustments, and enforcement actions requiring the construction of wastewater pretreatment facilities at our plants.
While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of our management, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not be material to our overall financial position, but could be material to results of operations or cash flows for a particular quarter or annual period. However, the Company currently plans to invest approximately $17 million in capital improvements to its environmental compliance infrastructure at its facilities over the next three fiscal years, including approximately $5.5 million in each of fiscal 2008 and 2009. Actual capital expenditures may vary significantly depending upon, among other things, the Company’s financial results from operations, technological developments, and changes to environmental regulations.
Availability of Reports; Website Access
Our Internet address is http://www.interstatebakeriescorp.com. We provide a hyperlink to the 10kWizard.com website on our website by selecting the heading “Investors” and then “SEC Filings”. Through that hyperlink, we make available, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we provide a hyperlink entitled “Restructuring Information” on the “Investors” webpage under “Corporate Profile” that provides access to all filings related to our Chapter 11 proceedings.
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
We are continuing the process of stabilizing our businesses and evaluating our operations before beginning the development of a plan of reorganization. We have evaluated operations at each of our ten profit centers and have consolidated bakeries, depots, thrift stores and routes in these profit centers. In addition, we are in the process of implementing various initiatives established by our new Chief Executive Officer. These initiatives include without limitation (1) implementing a distribution system with different delivery options for our customers based on customer size, growth potential and service needs to lower our cost structure and profitably grow revenues, (2) implementing a lean manufacturing program to improve productivity, (3) improving brand management and innovation, and (4) redefining our organization to remove unnecessary layers of management and implement a matrix structure to improve communication, leadership and accountability. There can be no assurance that these initiatives will be successful. In order to implement the initiatives discussed above, we believe we need additional concessions from our unionized employees. As a result, have recently initiated talks with representatives of the two labor organizations, the Bakery Confectionery, Tobacco Workers & Grain Millers International Union and International Brotherhood of Teamsters, representing 91% of our unionized employees to achieve these concessions. We intend to seek similar concessions from all of our unionized employees. There can be no assurance we will reach agreement with our unionized employees on the concessions. As part of our restructuring efforts we are also evaluating various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring and the filing of a plan of reorganization with the Bankruptcy Court, or any combination of these options. If we are unable to reach agreement on concessions with our unionized employees, we may not be able to obtain financing to allow us to emerge from bankruptcy. In addition, if we are unable to reach agreement or demonstrate substantial progress towards such an agreement, one or more of our constituents will likely oppose an extension to our plan filing and solicitation exclusivity periods (currently scheduled to expire on October 5, 2007 and December 5, 2007, respectively) or move to terminate our exclusivity periods, which could result in one or more of our constituents proposing their own plan of reorganization. Such a plan may include the sale of some or all of our assets and/or an orderly liquidation of the Company. In the event that we file a plan of reorganization with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to creditors, equity holders and parties in interest in order to solicit acceptance of the plan. Following the solicitation, the Bankruptcy Court will consider whether to confirm the plan. If proposed, our plan of reorganization may not receive the requisite acceptance by creditors, equity holders and parties in interest, or the Bankruptcy Court may not confirm the proposed plan. Moreover, even if a plan of reorganization receives the requisite acceptance by creditors, equity holders and parties in interest and is approved by the Bankruptcy Court, the plan may not be viable.
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
In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other restructuring costs in connection with the Chapter 11 process and the restructuring of our business operations and expect that we will continue to incur significant professional fees and restructuring costs. As of June 2, 2007, we had approximately $67.2 million in available cash and $90.3 million available for borrowing under the DIP Facility. This compares to the $78.2 million in available cash and $90.1 million available for borrowing under the DIP Facility as of June 3, 2006. These amounts of available cash exclude $32.9 million and $26.7 million at June 2, 2007 and June 3, 2006, respectively, related to checks written in excess of recorded balances included in accounts payable on our consolidated balance sheets. We cannot assure you that the amounts of cash from operations together with our DIP Facility will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors, equity holders and parties in interest and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Facility are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered on acceptable terms. Failure to secure additional financing would have a material adverse impact on our operations.
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
We employ approximately 25,000 people, approximately 82% of whom are covered by one of approximately 420 union contracts. Most of our employees are members of either the International Brotherhood of Teamsters or the Bakery, Confectionery, Tobacco Workers & Grain Millers International Union. Because a substantial portion of our workers are unionized, our costs are generally higher and our ability to implement productivity improvements and effect savings with respect to health care, pension and other retirement costs is more restricted than in many nonunion operations as a result of various restrictions specified in our collective bargaining agreements. Terms of collective bargaining agreements that prevent us from competing effectively could adversely affect our financial condition, results of operations and cash flows. In addition, our Chapter 11 filing and restructuring activities, including changes to our benefit programs and on-going labor negotiations in connection with our efforts to lower our cost structure and our operational restructuring process, have strained relations with certain employee groups and labor unions. We are committed to working with those groups to resolve conflicts as they arise. However, there can be no assurance that these efforts will be successful.
     We face significant challenges and uncertainties in connection with the implementation of our business plan.
In February 2007, we hired a new Chief Executive Officer, Craig D. Jung, and began the next stage of restructuring activities, which initially was focused on the development of a business plan to use as a basis for a plan of reorganization. In developing such a business plan, Mr. Jung established four operating priorities for the Company: (i) profitably grow revenues; (ii) improve productivity; (iii) lower our cost structure; and (iv) create a performance culture. In order to implement these four priorities, we have determined to undertake the following initiatives, without limitation: (i) implement a distribution system with different delivery options for our customers based on customer size, growth potential and service needs to lower our cost structure and profitably grow revenues, (ii) implement a lean manufacturing program to drive productivity, (iii) improve brand management and innovation, including increased investment in marketing our brands, and (iv) redefine our organization to remove unnecessary layers of management and implement a matrix structure to improve communication, leadership and accountability.
On June 28, 2007, we submitted our business plan to our various constituents in the bankruptcy, including representatives of our lender syndicates and official committees of creditors and equity security holders. In order to secure rational financing required to implement this business plan, however, we believe additional concessions from our unionized employees are required. We have recently initiated talks with representatives of the two labor organizations, the Bakery Confectionery, Tobacco Workers & Grain Millers International Union and International Brotherhood of Teamsters, representing 91% of our unionized employees to achieve further concessions, including greater flexibility in the method and manner by which we distribute our products to our customers and cost reductions related to health and welfare programs. We intend to seek similar concessions from all of our unionized employees. There can be no assurance we will reach agreement with our unionized employees on the concessions. If we are unable to reach agreement, we may not be able to obtain financing to allow us to emerge from bankruptcy. In addition, if we are unable to reach agreement on concessions with our unionized employees or demonstrate substantial progress towards such an agreement, one or more of our constituents will likely oppose an extension to our plan filing and solicitation exclusivity periods (currently scheduled to expire on October 5, 2007 and December 5, 2007, respectively) or move to terminate our exclusivity periods, which could result in one or more of our constituents proposing their own plan of reorganization. Such a plan may include the sale of some or all of our assets and/or an orderly liquidation of the Company.
     We face significant challenges and uncertainties in connection with the development of a plan of reorganization.
Using the business plan developed by our Chief Executive Officer, the Company has begun discussing one or more plans of reorganization (including an assessment of a reasonable range of values for our reorganized business and the appropriate capital structure) with our various bankruptcy constituents, and other potential sources to provide debt and equity financing to capitalize the Company for emergence from Chapter 11. In connection with evaluating various plans of reorganization, we are continuing to evaluate other restructuring alternatives including, but not limited to, the sale of some or all of our assets.
There can be no assurances that the development of a plan of reorganization will be successful. If we are unable to develop a plan of reorganization, third parties may seek and obtain (i) court approval to terminate or shorten the exclusivity period provided by the Bankruptcy Court to the Company, (ii) appointment of a Chapter 11 trustee or (iii) conversion of the Chapter 11 proceeding to a Chapter 7 proceeding, among other things. Such actions could adversely affect our results of operations, financial condition and our ability to continue as a going concern.
     The Chapter 11 process and the DIP Facility impose restrictions on the conduct of our business.
We are operating our business as a debtor-in-possession pursuant to the Bankruptcy Code. Under applicable bankruptcy law, during the pendency of the Chapter 11 process, we will be required to obtain the approval of the Bankruptcy Court prior to engaging in any transaction outside the ordinary course of business. In connection with seeking an approval, creditors and parties in interest may raise objections to the request for approval and may appear and be heard at any hearing with respect to the approval. Accordingly, although we may sell assets and settle liabilities (including for amounts other than those reflected on our financial statements) with the approval of the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will approve any sales or proposed settlements. The Bankruptcy Court also has the authority to oversee and exert control over our ordinary course operations.
The DIP Facility contains both affirmative and negative covenants pursuant to which we agree to take, or refrain from taking, certain actions. The primary on-going affirmative obligation that we are required to perform is the scheduled periodic delivery of a Borrowing Base Certificate (as defined in the DIP Facility), which reflects the components of and reserves against the Borrowing Base (as defined in the DIP Facility), establishes borrowing availability pursuant to an agreed formula, certifies as to the accuracy and completeness of the information presented and includes any documentation necessary or appropriate to support the information presented. Additionally, we are required to deliver periodic operating budgets and cash flow forecasts, as set forth in the DIP Facility.

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
Our consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared assuming we can continue as a going concern. Because of the Chapter 11 process and our recurring losses from operations, negative working capital, downward sales trends, and the potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt that we can continue as a going concern.
Our continuation as a going concern is dependent upon, among other things, our ability to evaluate and execute various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of or refinance our DIP Facility at its maturity, our ability to implement our restructuring activities, our ability to obtain concessions from our labor unions, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.
In addition, the amounts reported in the consolidated financial statements included in this Annual Report on Form 10-K do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of a plan of reorganization.
     Our reorganization will require substantial effort by management and may impact our ability to attract, retain and compensate key personnel.
Our senior management has been, and will be, required to expend a substantial amount of time and effort structuring a plan of reorganization, as well as evaluating various restructuring alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital and debt restructuring, or any combination of these options, which could have a disruptive impact on management’s ability to focus on the operation of our business. In addition, we have had and continue to have difficulty attracting, retaining and compensating key executives and associates and retaining personnel generally as a result of a number of problems related to the Chapter 11 process. Because of the uncertainty caused by our bankruptcy, we have had to fill a number of key management positions with consultants providing services pursuant to short term consulting agreements. There can be no assurance we can retain the services of these individuals beyond the terms of their agreements.
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
In addition, as a result of pre-petition indebtedness and the availability of the “cram-down” provisions of the Bankruptcy Code described in “Item 1. Business — Proceedings Under Chapter 11 of the Bankruptcy Code” in this Annual Report on Form 10-K, the holders of our common stock may not receive value for their interests under a plan of reorganization. Because of this possibility, the value of our common stock is highly speculative and any investment in our common stock would pose an extremely high degree of risk. In connection with a motion filed in the Bankruptcy Court in November 2006, we described our view that, based on then-existing financial performance, it is difficult (if not impossible) to derive a current enterprise value for the Company that would result in value for the equity interests after first taking into consideration the amount of creditor claims against the Company. Potential investors in our common stock should consider the highly speculative nature of our common stock prior to making any investment decision with respect to our common stock.
     Implementation of various information technology systems could disrupt our business and adversely affect our financial condition and results of operations.
We are currently implementing a new human resources management and payroll system across our Company. Additionally, we intend to upgrade and modernize other information technology systems, including an investment in new handheld computer technology that we believe is critical for the implementation of our proposed distribution system. As a result, we may experience disruptions and delays in our business, which could adversely affect our financial condition, results of operations and cash flows.
     Our internal control over financial reporting was not effective as of June 2, 2007 and weaknesses in our internal controls and procedures could adversely affect our financial condition.
As discussed in Item 9A, management assessed our internal control over financial reporting as of June 2, 2007, the end of our most recent fiscal year, and concluded that material weaknesses existed and our internal control over financial reporting was not effective.
We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. The remediation efforts are continuing and are expected to continue throughout fiscal 2008. There remains a risk that we will fail to prevent or detect a material misstatement of our annual or interim financial statements. In addition, if we are unsuccessful in our remediation efforts, our financial condition, our ability to report our financial condition and results of operations accurately and in a timely manner and our ability to earn and retain the trust of our shareholders, employees, and customers, could be adversely affected.
     Declining demand for our products could have adverse effects on our financial results.
We have experienced a significant decline in the demand for our bread products. According to data from Information Resources Incorporated (IRI), an independent market research concern that reports sales trends in most supermarkets (excluding mass merchandisers, club stores and discount stores), our total unit volume of branded bread products declined by 8.5% during fiscal 2007 from the comparable fiscal 2006 period. During fiscal 2007, revenues related to our bread products declined 3.0% from the comparable fiscal 2006 period. Data from IRI also indicates that the declining unit trend in bread products was evident in the industry during fiscal 2007. We believe that we will continue to experience reduced demand for our products.
Dietary guidelines also could result in reduced demand for our bread and sweet good products. The Department of Health and Human Services and Department of Agriculture released the 2005 Dietary Guidelines for Americans in January 2005. The guidelines provide dietary advice aimed at promoting health and reducing the risk for major chronic diseases, and serve as the basis for federal food and nutrition education programs. The guidelines recommend limiting the intake of saturated and trans fats, cholesterol, added sugar, salt and alcohol. Although virtually all of our bread products and such key iconic Hostess sweet goods as Twinkies and Cupcakes have the “0 grams” trans fat label under the Food and Drug Administration’s labeling regulations that became effective January 1, 2006, certain of our products, primarily those that are fried or Kosher, contain trans fat, which is declared on the products’ labels. With respect to our new product offerings, we intend to introduce only those new products that can properly be labeled with the “0 grams” trans fat declaration to assist those consumers concerned about their trans fat consumption. There can be no assurance that these and other actions that we may take will offset the effect, if any, of the guidelines’ recommendation to reduce the intake of saturated and trans fats and added sugar. In addition, we have been notified by one of our large customers that they will no longer sell any of our products that contain trans fats after December 31, 2007. We are in the process of re-formulating our products to eliminate trans fats, if any. However, there can be no assurance that we will complete this project by the end of calendar 2007. If we do not complete the project by the end of calendar 2007, it could adversely affect our financial condition, results of operations and cash flows. There can be no assurance that these and other actions that we may take will offset the effect, if any, of the guidelines’ recommendations. The guidelines recognize that whole grains are an important source of fiber and nutrients and recommend an increased consumption of whole grain products by substituting whole grain products for some enriched bread products. We have a number of whole grain products among our product offerings. However, the substantial majority of our bread revenues are from the sale of white bread and other refined grain bread products. There can be no assurance that, if consumers increase their consumption of whole grain products as a result of the guidelines, they will increase consumption of our whole grain product offerings.
We have not been able to adequately respond to decreased demand for our bread products because we have limitations on flexibility with our costs. Our labor costs are relatively fixed. We employ approximately 25,000 people, approximately 82% of whom are covered by one of approximately 420 union contracts. Because a substantial portion of our workers are unionized, our costs are generally higher and our ability to implement productivity improvements and effect savings with respect to health care, pension and other retirement costs is more restricted than in many nonunion operations as a result of various restrictions specified in our collective bargaining agreements. We are currently in the process of renegotiating our union contracts to achieve concessions including cost reductions related to health and welfare programs. There can be no assurances we will reach agreement with our unionized employees on the concessions.
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
Historically, we have seen our health care and workers’ compensation costs increase, in some instances substantially. Our ability to pass along any cost increase in health care to our employees is limited by our collective bargaining agreements, which cover approximately 82% of our employees. Any substantial increase in health care or workers’ compensation costs may adversely affect our financial condition, results of operations and cash flows. In addition, a shortage of qualified employees or a substantial increase in the cost of qualified employees could adversely affect our financial condition, results of operations and cash flows.
     Increases in prices and shortages of raw materials, fuels and utilities could cause our costs to increase.
The principal raw materials used to bake our fresh bread and sweet goods, including flour, sugar and edible oils, and the paper, films and plastics used to package our products, are subject to substantial price fluctuations, and some raw materials are at historically high prices. The prices for raw materials are influenced by a number of factors, including the weather, crop production, transportation and processing costs, government regulation and policies, worldwide market supply and demand and alternative demand for raw materials, such as the recent demand for corn for use in the production of ethanol. Commodity prices have historically been volatile and may continue to be volatile. Any substantial increase in the prices of raw materials may adversely affect our financial condition, results of operations and cash flows. We enter into contracts to be performed in the future, generally with a term of one year or less, to purchase raw materials at fixed prices to protect us against price increases. These contracts could cause us to pay higher prices for raw materials than are available in the spot markets.
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
In late fiscal 2006 and fiscal 2007, we implemented significant price increases for many of our products. In addition, commodity costs continue to rise which could necessitate additional price increases. The increased prices could have a negative effect on consumer demand for our products and our sales and profits.
     Competition could adversely impact our results of operations.
The baking industry is highly competitive. Competition is based on product quality, price, customer service, brand recognition and loyalty, effective promotional activities, access to retail outlets and sufficient shelf space and the ability to identify and satisfy consumer preferences. We compete with large national bakeries, smaller regional operators, small retail bakeries, supermarket chains with their own bakeries, grocery stores with their own in-store bakery departments or private label products and diversified food companies. Some of these competitors are more diversified and many have greater financial resources than we do. Customer service, including responsiveness to delivery needs and maintenance of fully stocked shelves, is an important competitive factor and is central to the competition for retail shelf space. From time to time, we experience price pressure in certain of our markets as a result of our competitors’ promotional pricing practices. Excess industry capacity could also result in price pressure in certain markets. As a result, we may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices when raw material costs increase, would harm profit margins and, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations will suffer.
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
We have collective bargaining agreements with our unions that stipulate the amount of contributions that we and other companies must make to union-sponsored, multi-employer pension plans in which our employees participate. Under our collective bargaining agreements, we are obligated to make contributions to a number of multi-employer plans which cover the majority of our employees. Benefits under these plans generally are based on a specified amount for each year of service. We contributed $115.7 million, $125.8 million, and $133.5 million to all of our multi-employer plans in fiscal 2007, 2006, and 2005, respectively. Based on the most recent information available to us, we believe that certain of the multi-employer pension plans to which we contribute are substantially underfunded.
Multi-employer pension plans generally are managed by trustees, who are appointed by management of the employers participating in the plans (including our company, in some cases) and the affiliated unions, and who have fiduciary obligations to act prudently and in the best interests of the plan’s participants. For example, in the past we received notice from the trustees of one multi-employer plan to which we contribute requesting an increase in the amount of our contributions to the plan. We may also receive similar requests from other plans to which we contribute. Thus, while we expect contributions to these plans to continue to increase as they have in recent years, the amount of increase will depend upon the outcome of collective bargaining, actions taken by trustees, the actual return on assets held in these plans and the rate of employer withdrawals from the plans, as discussed below. Pension reform legislation passed in August 2006 will establish certain funding measures for multi-employer pension plans which could also result in heightened contribution obligations in certain circumstances.
Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules under the Employee Retirement Income Act of 1974 (ERISA). Current information regarding the funding status and potential withdrawal liability allocable to the Company is not routinely made available by multi-employer pension plans. However, based on publicly available information and limited information available from the plans, both of which are often dated and not subject to independent verification, we believe that our total contingent liability in the event of our complete withdrawal from all multi-employer plans to which we contribute would be in a range from $800 million to $950 million. This range does not reflect recent investment returns on plan assets or actuarial experience of the plans, both of which could materially impact the amount of withdrawal liability on a given date. This range also does not reflect a potential increase in our liability as the result of the partial or complete withdrawal of other employers participating in the plans. If employers that withdraw or partially withdraw from a multi-employer pension plan are not able or fail to pay their withdrawal liability to the plan, by reason of bankruptcy or otherwise, the remaining participating employers in the plan must meet the plan’s funding obligations and are responsible for an increased portion of the plan’s underfunding. The decline in the value of assets held by certain of the multi-employer pension plans to which we contribute, coupled with the high level of benefits generally provided by the plans and the inability or failure of withdrawing employers to pay their withdrawal liability, has dramatically increased the underfunding of these plans in recent years. As a result, and in light of pension reform legislation at the federal level, we expect that our contributions to these plans will continue to increase and the plans’ benefit levels, underfunding and related issues will continue to create challenges for us and other employers in the bakery and trucking industries.
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
Additionally, ERISA and the Internal Revenue Code and related regulations establish minimum funding requirements for multi-employer pension plans. Pension reform legislation passed in August 2006 could result in heightened contribution obligations for certain of the multi-employer plans to which we contribute. If any of these plans fail to meet these requirements and the trustees of these plans are unable to obtain waivers of the requirements from the Internal Revenue Service or reduce benefits to a level where the requirements are met, the Internal Revenue Service could impose excise taxes on us and the other employers participating in these plans, or we and the other employers may need to make additional funding contributions beyond the contractually agreed rates to correct the funding deficiency and avoid the imposition of such excise taxes. If excise taxes were imposed on us, or we make additional contributions, it could adversely affect our financial condition, results of operations and cash flows.
For the forgoing reasons, we are unable to determine the amount of actual future contributions, excise taxes or withdrawal liabilities, if any, for which we may be responsible or whether an adverse affect on our financial condition, results of operations and cash flows could result from our participation in these plans.
     Future cash contribution obligations to the American Bakers Association Retirement Plan, or the ABA Plan, are expected to significantly exceed previous contributions to the ABA Plan.
As a result of the review of the ABA Plan begun in December 2004, we have recorded a significant net pension liability. Since January 2006, we have been notified of $35.5 million of required contributions which we have not paid and due to our severely underfunded position within the plan, future cash contribution obligations could continue to significantly exceed levels experienced in calendar years prior to 2006. Our responsibility to make all of these payments, as well as the timing of such payments, may be impacted by application of the Bankruptcy Code and/or other applicable law, including the August 8, 2006 determination from the Pension Benefit Guaranty Corporation that the ABA Plan is a multiple employer plan, as had been asserted by the Company and disputed by the ABA Plan, as well as pension reform legislation enacted by Congress.

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
We regard our trademarks, including “Wonder®,” “Hostess®,” “Home Pride®,” “Butternut®,” “Dolly Madison®,” “Drake’s®,” and “Merita®,” as well as our trade secrets and similar intellectual property, as important to our success. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. In the event that any of our proprietary information is misappropriated, our business could be seriously harmed. For example, if we are unable to protect our trademarks from unauthorized use, our brand image may be harmed. Other parties may take actions that could impair the value of our proprietary rights or the reputation of our products. Any impairment of our brand image could cause our enterprise value to decline. Also, we may not be able to timely detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. In the event we are unable to enforce our intellectual property rights, it could adversely affect our financial condition, results of operations and cash flows. In addition, protecting our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and could adversely affect our financial condition, results of operations and cash flows. A number of our brands are also manufactured and produced pursuant to licensing agreements. Our ability to renew these licensing agreements as they come due may be made more difficult by the Chapter 11 process, which could also adversely affect our financial condition, results of operations and cash flows.
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
We are subject to numerous environmental laws and regulations that impose environmental controls on us or otherwise relate to environmental protection and health and safety matters, including, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and cleanup of solid and hazardous wastes, and the investigation and remediation of soil and groundwater affected by regulated substances. We have underground storage tanks at various locations throughout the U.S. that are subject to federal and state regulations establishing minimum standards for these tanks and where necessary, remediation of associated contamination. We are presently in the process of or have completed remediating any known contaminated sites. In addition, we have received a request for information from the Environmental Protection Agency, or EPA, relating to our handling of regulated refrigerants. The EPA has not assessed any fines relating to this matter to date; however, the EPA may do so in the future. We have also received notices from the EPA, state agencies, and/or private parties seeking contribution, that we have been identified as a potentially responsible party, or PRP, under CERCLA, arising out of the alleged disposal of hazardous substances at certain disposal sites on properties owned or controlled by others. Because liability under CERCLA may be imposed retroactively without regard to fault, we may be required to share in the cleanup cost of five “Superfund” sites. Our ultimate liability may depend on many factors, including (i) the volume and types of materials contributed to the site, (ii) the number of other PRPs and their financial viability and (iii) the remediation methods and technology to be used.
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
Our operations and properties are subject to regulation by federal, state and local government entities and agencies. As a baker of fresh baked bread and sweet goods, our operations are subject to stringent quality, labeling and traceability standards, including under the Federal Food and Drugs Act of 1906 and Bioterrorism Act of 2002, and rules and regulations governing trade practices, including advertising. Our operations are also subject to federal, state and local workplace laws and regulations, including the federal Fair Labor Standards Act of 1938 and the federal Occupational Safety and Health Act of 1970. Future compliance with or violation of such regulations, and future regulation by various federal, state and local government entities and agencies, which could become more stringent, may adversely affect our financial condition, results of operations and cash flows. We could also be subject to litigation or other regulatory actions arising out of government regulations, which could adversely affect our financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES
Bakeries
We currently own and operate 45 bakeries in the following locations:

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
Other Properties
As of August 1, 2007, we operate approximately 650 distribution centers and approximately 800 bakery outlets in approximately 1,050 locations throughout the United States. The majority of our bakery outlets and distribution centers are leased. Over the past few years, we have been able to realize operating synergies through consolidation of redundant bakeries and distribution centers.
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
On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 in a private placement to six institutional accredited investors under an exemption from registration pursuant to Rule 506 of Regulation D promulgated by the SEC. The convertible notes were purchased by Highbridge International LLC, Isotope Limited, AG Domestic Convertibles LP, AG Offshore Convertibles LTD, Shepherd Investments International, Ltd., and Stark Trading. Between the dates of September 2 and September 21, 2004, we received written correspondence from all of the initial purchasers of the convertible notes stating that it was their position that we had made certain misrepresentations in connection with the sale of the notes. No legal action has been filed by any of the purchasers with regard to their claims and we will aggressively defend any such action in the event it is filed. On December 6, 2004, U.S. Bank National Association, as indenture trustee, filed proofs of claim in our bankruptcy case on behalf of the noteholders in the amount of $100.7 million, plus any other amounts owing pursuant to the terms of the indenture and reimbursement of the trustee’s fees and expenses. In addition, on March 18, 2005, R2 Investments, LDC filed a proof of claim in the amount of $70.4 million plus interest, fees and expenses based on its holdings of 70% of the notes, which were acquired through secondary trading.
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
We are named in two wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of route sales representatives. The case involving the putative class is captioned Ruzicka, et al. v. Interstate Brands Corp., et al., No. 03-CV 2846 (FLW) (Sup. Ct., Ocean City, N.J.), and the other case is captioned McCourt, et al. v. Interstate Brands Corp., No. 1-03-CV-00220 (FLW) (D.N.J.). These cases are in their preliminary stages. As a result of our Chapter 11 filing, these cases have been automatically stayed. The named plaintiffs in both cases have filed a proof of claim in our bankruptcy case for unpaid wages.
The EPA has made inquiries into the refrigerant handling practices of companies in our industry. In September 2000, we received a request for information from the EPA relating to our handling of regulated refrigerants, which we historically have used in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. The EPA has entered into negotiated settlements with two companies in our industry, and has offered a partnership program to other members of the bakery industry that offered amnesty from fines if participating companies converted their equipment to eliminate the use of ozone-depleting substances. Because we had previously received an information request from the EPA, the EPA/Department of Justice (DOJ) policies indicated that we were not eligible to participate in the partnership program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to reduce the use of ozone-depleting refrigerants. Prior to our Chapter 11 filing, we had undertaken negotiations with the EPA to resolve issues that may have existed regarding our historic management of regulated refrigerants. The DOJ, on behalf of the United States of America, filed a proof of claim in our bankruptcy case on March 21, 2005 based upon our refrigerant handling practices. Although the proof of claim does not set forth a specific amount, the claimants allege more than 3,400 violations during the period from 1998 through 2002 and assert that each violation is subject to penalties of up to $27,500 per day Over the past several months, we have re-opened settlement negotiations with the DOJ and EPA and we are working toward a settlement agreement; however, there can be no assurance that these negotiations will be successful. Any such agreement will be subject to Bankruptcy Court approval. Should our negotiations prove unsuccessful, however, we intend to vigorously challenge any penalties calculated on the basis noted above and defend against such claims by the EPA/DOJ.

On June 11, 2003, the South Coast Air Quality Management District in California, or SCAQMD, issued a Notice of Violation alleging that we had failed to operate catalytic oxidizers on bakery emissions at our Pomona, California facility in accordance with the conditions of that facility’s Clean Air Act Title V Permit. Among other things, that permit requires that the operating temperatures of the catalytic oxidizers be at least 550 degrees Fahrenheit. Under the South Coast Air Quality Management District rules, violations of permit conditions are subject to penalties of up to $1,000 per day, for each day of violation. The Notice of Violation alleges we were in violation of the permit through temperature deviations on more than 700 days from September 1999 through June 2003. Since that time, four additional instances of alleged violations, some including more than one day, have been cited by the SCAQMD. We are cooperating with the SCAQMD, have taken steps to remove the possible cause of the deviations alleged in the Notice of Violation, applied for and received a new permit, and have replaced the oxidizers with a single, more effective oxidizer. The SCAQMD filed a proof of claim dated December 8, 2004 in our bankruptcy case for $0.2 million in civil penalties. Management is committed to cooperating with the SCAQMD and is taking actions necessary to minimize or eliminate any future violations and negotiate a reasonable settlement of those that have been alleged.
As previously disclosed in our 2007 second quarter Form 10-Q, we are involved in a dispute regarding the proper characterization of the American Bakers Association Retirement Plan, or ABA Plan. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. The ABA Plan contends it should be treated as an aggregate of single employer plans under ERISA, which is also how it is reflected in our financial statements. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). However, the PBGC, which is the federal governmental agency that insures and supervises defined benefit pension plans, revisited its 1979 determination that the ABA Plan was an aggregate of single employer plans and after reviewing the status of the ABA Plan, on August 8, 2006, made a final determination that the ABA Plan is a multiple employer plan under ERISA. On August 9, 2006, we filed a lawsuit in Bankruptcy Court seeking enforcement of the PBGC’s determination, but there can be no assurance as to whether we will obtain such enforcement or the amount of any reduction to our net benefit obligation liability. Accordingly, due to the lack of a definitive resolution of this uncertainty prior to the end of the fiscal periods presented herein, as noted above we have continued to reflect our interests in the ABA Plan as an aggregate of single employer plans.
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
On December 4, 2006, the ABA Plan and the Board of Trustees served a summons upon us as a third party defendant to a Third Party Complaint filed in the Sara Lee Litigation against Sara Lee and the other participating employers in the ABA Plan. The Third Party Complaint seeks a declaratory judgment as to the nature of the ABA Plan and further asserts that the August 8, 2006 determination was arbitrary and capricious and should be rescinded. At this time, we believe all relevant parties have been joined to the Sara Lee Litigation and the District Court for the District of Columbia will review the PBGC’s determination.

On November 22, 2006, the ABA Plan and the Board of Trustees filed a motion in the bankruptcy court seeking an order requiring IBC to file an application with the Internal Revenue Service requesting a waiver of the minimum funding requirements applicable to the ABA Plan or, in the alternative, make $3.9 million of contributions to the ABA Plan no later than June 15, 2007. On December 8, 2006, the Bankruptcy Court denied the ABA motion. On April 4, 2007, the PBGC filed a motion for summary judgment in the Sara Lee case asking the court to enforce the PBGC’s August 8, 2006 determination that the ABA Plan is a multiple employer plan. There was oral argument on the PBGC’s motion on July 2, 2007, and we await the court’s ruling.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Prior to our bankruptcy filing, our common stock was listed on the New York Stock Exchange, or NYSE, and was traded under the symbol “IBC.” As a result of our bankruptcy filing, our common stock was delisted from the NYSE immediately in accordance with Section 802.00 of the NYSE Listed Company Manual. Our common stock now trades on the over-the-counter market under the symbol “IBCIQ.PK.”
As of August 1, 2007, we had issued and outstanding 45,249,034 shares of our common stock, which were held of record by 2,882 persons (excluding account holders in our 1991 Employee Stock Purchase Plan). Giving effect to our senior subordinated convertible notes, common stock equivalents, we had issued and outstanding 55,147,475 shares of our common stock as of August 1, 2007.
The table below presents the range of high and low sales prices of our common stock by quarter for each fiscal quarter in fiscal 2007 and 2006, as well as the dividends paid on our stock in each such quarter:
Stock Price

Fiscal Year	Quarter	High	Low	Cash Dividends
2007	1	$8.45	$4.60	—
	2	5.20	2.50	—
	3	3.60	2.11	—
	4	4.00	2.55	—

2006	1	$11.85	$5.95	—
	2	11.95	8.55	—
	3	8.40	6.45	—
	4	9.80	7.14	—
Under the DIP Facility, we are prohibited from paying dividends on our common stock.
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

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of	Average Price	of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased (B)	(or Unit)	or Programs	Plans or Programs
Period 1 June 4-July 1, 2006	3	$7.80	3	7,396,685
Period 2 July 2-July 29, 2006	9	$6.58	9	7,396,676
Period 3 July 30-Aug 26, 2006	9	$5.77	9	7,396,667
Period 4 Aug 27-Sept 23, 2006	2	$3.86	2	7,396,665
Period 5 Sept 24-Oct 21, 2006	5	$2.92	5	7,396,660
Period 6 Oct 22-Nov 18, 2006	6	$2.83	6	7,396,654
Period 7 Nov 19-Dec 16, 2006	5	$2.79	5	7,396,649
Period 8 Dec 17, 2006-Jan 13, 2007	1	$2.86	1	7,396,648
Period 9 Jan 14-Feb 10, 2007	2	$5.78	2	7,396,646
Period 10 Feb 11-March 10, 2007	8	$3.31	8	7,396,638
Period 11 March 11-April 7, 2007	—	—	—	7,396,638
Period 12 April 8-May 5, 2007	3	$3.75	3	7,396,635
Period 13 May 6-June 2, 2007	4	$3.50	4	7,396,631

Total	57	$4.49	57	7,396,631

(A)	Since May 11, 1999, our Board has authorized the purchase of approximately 11.0 million shares of our common stock. Prior to the Chapter 11 filing, management had the discretion to determine the number of the shares to be purchased, as well as the timing of any such purchases, with the pricing of any shares repurchased to be at prevailing market prices. As of June 2, 2007, 7,396,631 shares of our common stock were available to be purchased under this stock repurchase program. As a result of our Chapter 11 filing and restrictions imposed by the DIP Facility, however, the program has effectively been suspended since the filing.

(B)	Repurchases resulted from the repurchase of fractional shares upon issuance of certificates representing stock held in the Employee Stock Purchase Plan. This plan was terminated in conjunction with the Bankruptcy filing in September 2004. In connection with the conversion of $1,000 of our 6% senior subordinated convertible notes, a fractional share was repurchased.

ITEM 6. SELECTED FINANCIAL DATA
INTERSTATE BAKERIES CORPORATION
FIVE-YEAR SUMMARY OF FINANCIAL DATA

	Fifty-Two	Fifty-Three		Fifty-Two
	Weeks Ended	Weeks Ended		Weeks Ended
	June 2,	June 3,	May 28,	May 29,	May 31,
	2007	2006	2005	2004	2003
	(1)	(4)	(6) (7)	(8)	(9)
	(dollars and shares in thousands, except per share data)
Statements of Operations

Net sales	$2,917,268	$3,060,473	$3,403,505	$3,467,562	$3,525,780

Cost of products sold (exclusive of depreciation and amortization) (2)	1,489,019	1,552,731	1,724,054	1,733,303	1,739,746

Operating income (loss)	(39,641)	(56,368)	(335,536)	(18,326)	70,276
% of net sales	(1.4)%	(1.8)%	(9.8)%	(0.5)%	2.0%

Income (loss) before cumulative effect of accounting change	$(112,848)	$(127,300)	$(379,280)	$(33,370)	$18,727
Cumulative effect of accounting change (5)	—	(1,017)	—	—	—

Net income (loss)	$(112,848)	$(128,317)	$(379,280)	$(33,370)	$18,727
% of net sales	(3.9)%	(4.2)%	(11.1)%	(1.0)%	0.5%

Earnings (loss) per share before cumulative effect of accounting change:
Basic	$(2.50)	$(2.82)	$(8.43)	$(0.74)	$0.42
Diluted	(2.50)	(2.82)	(8.43)	(0.74)	0.41

Common stock dividends per share	—	—	—	0.21	0.28

Weighted average common shares outstanding:
Basic	45,171	45,124	45,010	44,868	44,599
Diluted	45,171	45,124	45,010	44,868	45,185

Balance Sheets

Total assets	$1,081,392	$1,253,055	$1,398,650	$1,673,797	$1,697,349
Long-term debt, excluding current maturities (10)	—	—	—	10,362	536,788
Stockholders’ equity (deficit) (3)	(318,741)	(240,583)	(116,924)	261,708	290,430

(1)	Fiscal 2007 operating loss includes net restructuring credits of approximately $4.1 million relating to gains realized on the sale of the restructuring related assets partially offset by costs related to certain closings and restructurings of bakeries, depots and bakery outlets; and a machinery and equipment impairment of approximately $1.4 million.

(2)	Depreciation and amortization excluded from cost of products sold amounted to approximately $51.0 million, $59.7 million, $70.2 million, $71.6 million, and $72.7 million in fiscal 2007, 2006, 2005, 2004, and 2003, respectively.

(3)	Fiscal 2007 stockholders’ deficit reflects a reduction of approximately $33.4 million related to a change in accounting for pension and other postretirement obligations due to our adoption of the recognition and disclosure requirements of Statement of Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

(4)	Fiscal 2006 operating loss includes net restructuring credits of approximately $27.2 million relating to gains realized on the sale of the restructuring related assets partially offset by costs related to certain closings and restructurings of bakeries, depots and bakery outlets; and a machinery and equipment impairment of approximately $4.8 million.

(5)	In fiscal 2006, as a result of adopting FIN 47, we recorded a cumulative effect of an accounting change of approximately $1.0 million, or $0.02 per share, and a liability of the same amount as the related asset values were fully depreciated as of June 3, 2006.

(6)	Fiscal 2005 operating loss includes goodwill and other intangible asset impairments of approximately $229.5 million; restructuring charges of approximately $54.3 million relating to the closures of five bakeries, a general workforce reduction and other cost reductions; settlement of class action litigation of approximately $8.7 million; and a net curtailment loss from the suspension of our Supplemental Employee Retirement Plan of $10.3 million.

(7)	Fiscal 2005 net loss includes a tax valuation allowance adjustment of $5.6 million related to deferred tax assets originating in prior years.

(8)	Fiscal 2004 operating loss includes restructuring charges of approximately $12.1 million relating to the closures of three bakeries, severance costs in connection with the centralization of certain finance and data maintenance administrative functions and the relocation of certain key management employees in conjunction with our new more centralized organizational structure and settlement of class action litigation of approximately $3.0 million.

(9)	Fiscal 2003 operating income includes restructuring charges of approximately $9.9 million relating to certain closings and restructurings of bakeries and bakery outlets and other charges of approximately $3.6 million relating to the common stock award made on October 1, 2002 to IBC’s retiring Chief Executive Officer.

(10)	In fiscal 2007, 2006, 2005, and 2004, we have reflected the total amount due under our senior secured credit facility agreement as amounts payable within one year due to our default under this facility. See Note 1. Voluntary Chapter 11 Filing to our consolidated financial statements regarding going concern considerations.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPANY OVERVIEW
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh baked bread and sweet goods in the United States, producing, marketing, distributing and selling a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products. Our various brands are positioned across a wide spectrum of consumer categories and price points. We operate 45 bakeries and approximately 800 bakery outlets located in strategic markets throughout the United States. Our sales force delivers baked goods from approximately 650 distribution centers on approximately 6,400 delivery routes.
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
Our financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because of the Chapter 11 process and our recurring losses from operations, negative working capital, downward sales trends, and the potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt that we can continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to evaluate and execute various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of or refinance our DIP Facility at its maturity, our ability to implement our restructuring activities, our ability to obtain concessions from our labor unions, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.
Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or the classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.
RECENT DEVELOPMENTS
In February 2007, we hired a new Chief Executive Officer, Craig D. Jung, and began the next stage of restructuring activities, which initially was focused on the development of a business plan to use as a basis for a plan of reorganization. In developing such a business plan, Mr. Jung established four operating priorities for the Company: (i) profitably grow revenues; (ii) improve productivity; (iii) lower our cost structure; and (iv) create a performance culture. In order to implement these four priorities, we have determined to undertake the following initiatives, without limitation: (i) implement a distribution system with different delivery options for our customers based on customer size, growth potential and service needs to lower our cost structure and profitably grow the top line, (ii) implement a lean manufacturing program to drive productivity, (iii) improve brand management and innovation, including increased investment in marketing our brands, and (iv) redefine our organization to remove unnecessary layers of management and implement a matrix structure to improve communication, leadership and accountability.
On June 28, 2007, we submitted our business plan to our various constituents in the bankruptcy, including representatives of our lender syndicates and official committees of creditors and equity security holders. In order to secure rational financing required to implement this business plan, however, additional concessions from our unionized employees are required. We have recently initiated talks with representatives of the two labor organizations, the Bakery Confectionery, Tobacco Workers & Grain Millers International Union and International Brotherhood of Teamsters, representing 91% of our unionized employees to achieve further concessions, including greater flexibility in the method and manner by which we distribute our products to our customers and cost reductions related to health and welfare programs. We intend to seek similar concessions from all of our unionized employees. There can be no assurance we will reach agreement with our unionized employees on the concessions.
Using this business plan, the Company has begun discussing one or more plans of reorganization (including an assessment of a reasonable range of values for our reorganized business and the appropriate capital structure) with our various bankruptcy constituents and other potential sources to provide debt and equity financing to capitalize the Company for emergence from Chapter 11. In connection with evaluating various plans of reorganization, we are continuing to evaluate other restructuring alternatives including, but not limited to, the sale of some or all of our assets. There are no assurances that the implementation of the business plan, the realization of its anticipated benefits, or the development of a plan of reorganization will be successful. If we are unable to reach agreement on the concessions with our unionized employees, we may not be able to obtain financing to allow us to emerge from bankruptcy. In addition, if we are unable to reach agreement or demonstrate substantial progress towards such an agreement, one or more of our constituents will likely oppose an extension to our plan filing and solicitation exclusivity periods (currently scheduled to expire on October 5, 2007 and December 5, 2007, respectively) or move to terminate our exclusivity periods, which could result in one or more of our constituents proposing their own plan of reorganization. Such a plan may include the sale of some or all of our assets and/or an orderly liquidation of the Company.
OVERVIEW OF CERTAIN TRENDS AND EVENTS AFFECTING OPERATIONS, FINANCIAL POSITION AND LIQUIDITY
We have experienced a significant decline in the demand for our products in recent years. While demand for our sweet goods increased during fiscal 2007, demand for our bread products continued to decline in fiscal 2007, although at a lower rate than previously experienced. Data from IRI indicates that the declining trend in bread was evident in the industry in fiscal 2005, 2006, and 2007. During this timeframe, our revenues and total unit volumes of branded bread declined. We continue to experience reduced demand for our products, and we expect that this trend will continue.
In light of our declining revenue and the significant upward cost pressure we are experiencing, discussed in more detail below, we have undertaken a detailed review of the competitive environment in all of our markets and for all of our product lines, including sweet goods, bread and buns and rolls, and implemented a significant price increase in many of our products and across virtually all markets in fiscal 2007. We cannot assure you that these steps will be effective in addressing declines in our revenues or maintaining our operating margins or will fully offset the cost pressure we are experiencing.
We believe that the recent national awareness regarding obesity trends in children and adults and related issues has had an impact on the eating habits of many consumers and, as a result, consumers have changed and will continue to change their consumption of bread products and sweet goods. While the long-term impact of consumers concerned about eating habits, including consumption of carbohydrates, calories, and fat is still unclear, changes in consumption habits could impact demand for our products going forward. As a result of a growing focus on childhood obesity, Congress has ordered the Federal Trade Commission (FTC) to gather information from certain food manufacturers related to advertising to children. On August 7, 2007, the FTC issued an Order To File Special Report to 44 food manufacturers, including the Company. The Order requires the Company to provide detailed information on its snack cake marketing activities during calendar 2006. The Company fully intends to cooperate with the FTC and is in the process of gathering the requested information.
In addition, dietary guidelines could result in further reduced demand for our products. The Department of Health and Human Services and Department of Agriculture released the 2005 Dietary Guidelines for Americans in January 2005. The guidelines provide dietary advice aimed at promoting health and reducing the risk for major chronic diseases, and serve as the basis for federal food and nutrition education programs. The guidelines recommend limiting the intake of saturated and trans fats, cholesterol, added sugar, salt and alcohol. Although virtually all of our bread products and such key iconic Hostess sweet goods as Twinkies and Cupcakes have the “0 grams” trans fat label under the Food and Drug Administration’s labeling regulations that became effective January 1, 2006, certain of our products, primarily those that are fried or Kosher, contain trans fat, which is declared on the products’ labels. With respect to our new product offerings, we intend to introduce only those new products that can properly be labeled with the “0 grams” trans fat declaration to assist those consumers concerned about their trans fat consumption. In addition, we have been notified by one of our large customers that they will no longer sell any of our products that contain trans fats after December 31, 2007. We are in the process of re-formulating our products to eliminate trans fats, if any. However, there can be no assurance that we will complete this project by the end of calendar 2007. If we do not complete the project by the end of calendar 2007, it could adversely affect our financial condition, results of operations and cash flows. There can be no assurance that these and other actions that we may take will offset the effect, if any, of the guidelines’ recommendation. The guidelines also recognize that whole grains are an important source of fiber and nutrients and recommend an increased consumption of whole grain products by substituting whole grain products for some enriched bread products. We have a number of whole grain products among our product offerings. However, the substantial majority of our bread revenues are from the sale of white bread and other refined grain bread products. There can be no assurance that, if consumers increase their consumption of whole grain products as a result of the new guidelines, they will increase consumption of our whole grain product offerings or that such consumption will offset any reduced consumption of our enriched bread products.
To address these and other market trends, increase sales and grow our earnings over time, we have introduced new products. In the first quarter of fiscal 2007, we introduced nationally Wonder Wheat and Wonder Honey Wheat, both of which have whole grains. In the third quarter of fiscal 2007, we introduced nationally Hostess 100 Calorie Pack mini cupcakes. Beginning in fiscal 2006, we also began to devote significant resources to strengthening the marketing of our products. We have hired new employees for our marketing department and updated the packaging of our snack cake and bread products. We plan to place a greater emphasis on regular sweet goods promotions and are considering ways to expand our existing product lines to appeal to changing consumer tastes.
We also face increasingly intense price competition. Declining unit sales in certain product categories (such as the premium white bread and private label segments) and more efficient production methods (including extended shelf life programs), have resulted in excess industry capacity. This and retail channel consolidation have increased the bargaining leverage of wholesale customers and resulted in increasingly intense price competition. Given the nature of the bakery market, the success of our price increases is highly dependent on the response of consumers and our competitors.
Our production and distribution facilities represent substantial and largely fixed costs. Relatively robust utilization is needed to break even, and past this break even point, an increasing volume of production is normally increasingly profitable. The combined effects of net sales and unit volume declines and the success of our extended shelf life programs resulted in unused capacity in our system. As a consequence, and in connection with our comprehensive review of our operations to determine the appropriate actions necessary to restructure our business following our Chapter 11 filing, we performed an exhaustive review of each of our PCs on an individual basis in order to address continued revenue declines and our high-cost structure. In part to address the unused capacity in our system, we have closed 10 bakeries since fiscal 2004. We continue to examine our production capacity and may, as a result, close one additional bakery and various distribution centers in fiscal 2008 and may close additional facilities in the future.
Our other costs include ingredients, packaging, energy and labor. The ingredients and energy used to produce our products, and the energy used to distribute them (primarily motor vehicle fuels), are commodities that are generally widely available and that fluctuate in price, sometimes rapidly. We may be unable to adjust product prices as the prices of these commodities change. In recent periods, the prices of our ingredients, packaging and energy have been generally increasing, reducing margins. Specifically, the prices of some of our raw materials are at near record highs. Assuming current market conditions continue, we may experience significantly higher commodity costs and we have only limited protection against price increases. See “Item 1. Business — Sources and Availability of Raw Materials” for a discussion of our utilization of commodity hedging derivatives to reduce our exposure to commodity price movements for future ingredient and energy needs. However, there can be no assurance that our hedging strategies will be successful in mitigating fluctuations in the prices of such commodities.
Our largest cost is labor. As with many other highly unionized businesses, our labor costs have been rising. Since a very substantial portion of the workforce in our bakeries and distribution networks is unionized, our costs are generally higher and our ability to implement productivity improvements and effect savings with respect to health care, pension and other retirement costs is more restricted than in many nonunion operations as a result of various restrictions specified in our collective bargaining agreements. Although we received concessions from certain of our unionized employees during our profit center restructuring process, we do not believe that these concessions are sufficient to allow us to successfully emerge from bankruptcy. We have recently initiated talks with representatives of the two labor organizations representing approximately 91% of our unionized employees, the Bakery Confectionery, Tobacco Workers & Grain Millers International Union and International Brotherhood of Teamsters, to achieve further concessions, including greater flexibility in the method and manner by which we distribute our products to our customers and cost reductions related to health and welfare programs. We intend to seek similar concessions from all of our unionized employees. There can be no assurance that we will be successful in reaching agreement with our unionized employees on these concessions. The collective bargaining agreements with our unions also stipulate the amount of contributions that we and other companies must make to union-sponsored, multi-employer pension plans in which our employees participate and, as a result, we may be obligated to make additional contributions or incur withdrawal liability with respect to such plans, as more fully discussed in “Item 1A. Risk Factors.”
As of June 2, 2007, we had approximately $67.2 million in available cash and $90.3 million available for borrowing under the DIP Facility. This compares to the $78.2 million in available cash and $90.1 million available for borrowing under the DIP Facility as of June 3, 2006. We cannot assure you that the amount of cash available from operations and from our DIP Facility will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors, equity holders and parties in interest and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Facility are not sufficient to meet our cash requirements, we may be required to seek additional financing. In addition, the maturity date of the DIP Facility has been extended to February 9, 2008. We can provide no assurance that we will be able to negotiate a further extension of the maturity date with our lenders or that additional or replacement financing will be available prior to or following the DIP Facility maturity date or, if available, offered on acceptable terms. Failure to obtain such extension or additional or replacement financing will have a material adverse impact on our ability to operate as a going concern.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements included herein have been prepared assuming we can continue as a going concern. Because of the Chapter 11 process and our recurring losses from operations, negative working capital, downward sales trends, and the potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, it is possible that we may not be able to continue as a going concern.
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
Reserves for Self-Insurance and Postretirement Benefits
We maintain insurance programs covering our exposure to workers’ compensation, general and vehicle liability and health care claims. Such programs include the retention of certain levels of risks and costs through high deductibles and other risk retention strategies. Reserves for these exposures are estimated for reported but unpaid losses, as well as incurred but not reported losses, for our retained exposures and are calculated based upon actuarially determined loss development factors and expected long-term medical cost trend rates, as well as other assumptions considered by management, including assumptions provided by our external insurance brokers, consultants and actuaries. The factors and assumptions used for estimating reserves are subject to change based upon historical experience, changes in expected cost and inflation trends, discount rates and other factors.
The reserves, including both the current and long-term portions, as well as the portion included in liabilities subject to compromise, recorded by us for these liabilities amounted to approximately $264.5 million and $305.6 million at June 2, 2007 and June 3, 2006, respectively.
Pension Obligations
We record the pension cost and the liability related to our defined benefit plan and the ABA Plan based on actuarial valuations. These valuations include key assumptions determined by management, including discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Changes in pension cost may occur in the future due to changes in the number of plan participants, changes in discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors, including recent pension reform legislation. Due to lack of historical data, we have immediately recognized the impact of all prior service costs, plan amendments, and actuarial gains (losses) associated with the ABA Plan.
Our pension liabilities for these plans, including both the current and long-term portions, amounted to approximately $68.8 million and $62.2 million at June 2, 2007 and June 3, 2006, respectively.
Long-lived Assets
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
In fiscal 2007 and 2006, we tested for impairment our intangible assets and our long-lived asset groups. Based upon the results of our testing, we determined that the carrying value of certain asset groups exceeded our estimate of the related fair value. Accordingly, we recorded an impairment loss of approximately $1.4 million and $4.8 million, respectively, related to the machinery and equipment in each respective asset group.

When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. In order for an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria.
Long-lived assets recorded in our consolidated financial statements at June 2, 2007, include approximately $541.7 million of net property and equipment, $2.0 million of assets held for sale and $160.2 million of other intangible assets. At June 3, 2006, our consolidated financial statements include approximately $601.1 million of net property and equipment, $11.9 million of assets held for sale and $161.1 million of other intangible assets.
Restructuring (Credits) Charges
Costs associated with an approved plan to materially change either the scope of our operations or the manner in which we conduct business are reported as restructuring charges in our consolidated statements of operations. These restructuring efforts include the closure of a bakery; the partial shut down of a bakery’s production; the closing of distribution and bakery outlet operations; relocation of bakery equipment, production or distribution to another facility; centralization of work effort and other organizational changes.
Management judgments are made with regard to the incurrence of restructuring-related liabilities including severance and related benefits, Multiemployer Pension Plan Amendments Act withdrawal liabilities, exit costs, as well as impairment of long-term assets as described above. Subsequent gains and losses on the sale of such assets are also included in restructuring (credits) charges. We incurred restructuring (credits) charges during fiscal 2007, 2006, and 2005 and anticipate additional charges in future years in connection with our restructuring efforts.
Income Taxes
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
Legal Reserves
We are periodically involved in various legal actions. We are required to assess the probability of any adverse judgments as well as the potential range of loss. We determine the required accruals based on management’s judgment after a review of the facts of each legal action and the opinions of outside counsel.
Environmental Liabilities
Our environmental liabilities typically result from the remediation of soil contamination caused by hydraulic lift and underground storage tank leakage and fuel spills at and around depot refueling stations. To manage and assess our environmental related liabilities, we utilize our own employees and outside environmental engineering consultants. We estimate future costs for known environmental remediation requirements and accrue for environmental related liabilities on an undiscounted basis when it is probable that we have incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of contaminated sites. Adjustments to the liabilities are made when additional information becomes available that affects the estimated remediation costs.

Liabilities Subject to Compromise
Under bankruptcy law, actions by creditors to collect amounts we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against us. All pre-petition obligations have been classified as liabilities subject to compromise in the fiscal 2007 and 2006 consolidated balance sheets except for secured debt and those other liabilities that we currently anticipate will not be impaired pursuant to a confirmed plan of reorganization.
Reorganization Charges
Reorganization items are expense or income items that we incurred or realized because we are in bankruptcy. These items include professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings, loss accruals or gains or losses resulting from activities of the reorganization process, payroll related expenses to retain key employees during our reorganization, costs and claims which stem from the rejection of leases, and interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities.
NEWLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 2. Description of Business and Significant Accounting Policies to our consolidated financial statements for further information regarding newly adopted and recently issued accounting pronouncements.
RESULTS OF OPERATIONS
The following table sets forth the relative percentages that certain income and expense items bear to net sales:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	June 2,	June 3,	May 28,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	51.0	50.7	50.7
Selling, delivery and administrative expenses	47.7	49.1	47.9
Restructuring (credits) charges	(0.1)	(0.9)	1.6
Depreciation and amortization	2.5	2.5	2.6
Loss on sale or abandonment of assets	0.3	0.2	0.3
Property and equipment impairment	—	0.2	—
Goodwill impairment	—	—	6.3
Other intangible assets impairment	—	—	0.4

Operating loss	(1.4)	(1.8)	(9.8)
Interest expense	1.7	1.7	1.2
Reorganization charges	1.1	1.2	1.2
Other income	—	—	—

Loss before income taxes and cumulative effect of accounting change	(4.2)	(4.7)	(12.2)
Provision (benefit) for income taxes	(0.3)	(0.5)	(1.1)

Loss before cumulative effect of accounting change	(3.9)	(4.2)	(11.1)
Cumulative effect of accounting change	—	—	—

Net loss	(3.9)%	(4.2)%	(11.1)%

Fiscal 2007 Compared to Fiscal 2006
Net Sales
(dollars in thousands)

	Fifty-Two Weeks Ended		Fifty-Three Weeks Ended		%
	June 2, 2007		June 3, 2006		Increase /
	Amount	%	Amount	%	(Decrease)
Wholesale operations	$2,594,408	88.9%	$2,701,751	88.3%	(4.0)%
Retail operations	322,860	11.1	358,722	11.7	(10.0)

Total net sales	$2,917,268	100.0%	$3,060,473	100.0%	(4.7)%

Consolidated Net Sales
Net sales for fiscal 2007 were approximately $2,917.3 million, representing a decrease of approximately $143.2 million, or 4.7%, from net sales of approximately $3,060.5 million for fiscal 2006.
Wholesale operations net sales. Wholesale operations net sales for fiscal 2007 were approximately $2,594.4 million, representing a decrease of approximately $107.4 million, or 4.0% from fiscal 2006 net sales of approximately $2,701.8 million. In fiscal 2006, we had a 53rd week of operations which resulted in estimated additional net sales of approximately $54.3 million which contributed to the decline in net sales for fiscal 2007 when compared with fiscal 2006. The decrease in net sales additionally reflected a total unit volume decline of 7.4%, partially offset by a unit value increase of 6.0% in fiscal 2007 as compared to the prior year. The unit value increase resulted primarily from selling price increases and product mix changes.
Retail operations net sales. Retail operations net sales for the 52 weeks ended June 2, 2007 were approximately $322.9 million, representing a decrease of approximately $35.9 million, or 10.0% from fiscal 2006. In fiscal 2006, we had a 53rd week of operations which resulted in estimated additional net sales of approximately $6.9 million which contributed to the decline in net sales for fiscal 2007 when compared with fiscal 2006. However, the decline in net sales is primarily attributable to the closing of lower performing retail outlets.
Gross Profit (Exclusive of Depreciation and Amortization)
Gross profit was approximately $1,428.2 million, or 49.0% of net sales, for fiscal 2007, compared to approximately $1,507.7 million, or 49.3%, of net sales in fiscal 2006. Total cost of products sold decreased by approximately $63.7 million when compared to fiscal 2006. On a cost per pound basis, direct component costs per pound increased 6.8% when compared to fiscal 2006, including 5.4% for ingredients, 0.8% for labor and 0.6% for packaging. Overhead and administrative costs as a percent of net sales decreased 0.2% compared to fiscal 2006. The net effect of these increases in direct per pound costs partially offset by favorable overhead and administrative costs when compared to our net sales declines resulted in a decrease in our gross profit margin percentage of 0.3% compared to fiscal 2006.
Selling, Delivery and Administrative Expenses
Selling, delivery and administrative expenses were approximately $1,391.4 million, or 47.7% of net sales, for fiscal 2007, representing a decrease of approximately $112.6 million from fiscal 2006’s selling, delivery and administrative expenses of approximately $1,504.0 million, or 49.1% of net sales. The 1.4% decrease in selling, delivery, and administrative expenses as a percent of net sales is attributable to: (1) a 1.1% decrease in labor and labor related costs as a percent of net sales due principally to the benefits realized from our consolidation of routes, depots and retail outlets; (2) a 0.2% decrease in advertising costs as a percent of net sales; and (3) a 0.1% decrease in all other selling and administrative expenses as a percent of net sales.

Restructuring Charges
During fiscal 2007, we realized a net credit of approximately $4.1 million which was composed of net gains on the sale of assets of approximately $7.8 million and severance credits of approximately $0.4 million related to accrual adjustments for previously estimated employee terminations. These gains were partially offset by asset impairment charges of approximately $2.3 million and other exit costs of approximately $1.8 million. The other exit costs include facility closure costs such as cleanup, security, relocation, utilities, and taxes. See Note 14. Restructuring (Credits) Charges to our consolidated financial statements for further information.
During fiscal 2006, we realized a net credit of approximately $27.2 million which included net gains on the sale of assets of $58.0 million and benefit plan credits of $0.7 million, partially offset by asset impairment charges of $19.4 million, severance costs of $6.1 million and other exit costs of $6.0 million. The other exit costs include facility closure costs such as cleanup, security, relocation, utilities, and taxes.
Property and Equipment Impairment
In fiscal 2007 and 2006, we tested our long-lived assets for recoverability and determined that the carrying value of certain of our asset groups exceeded our estimate of the related fair value. Accordingly we recorded an impairment loss of approximately $1.4 million and $4.8 million in fiscal 2007 and 2006, respectively.
Operating Loss
(dollars in thousands)

	Fifty-Two Weeks Ended		Fifty-Three Weeks Ended		%
	June 2, 2007		June 3, 2006		Increase /
	Amount	%	Amount	%	(Decrease)
Wholesale operations	$32,393	(81.7)%	$(7,353)	13.0%	540.5%
Retail operations	10,902	(27.5)	10,682	(18.9)	2.1

	43,295	(109.2)	3,329	(5.9)	1,200.5
Corporate	(82,936)	209.2	(59,697)	105.9	(38.9)

Total operating loss	$(39,641)	100.0%	$(56,368)	100.0%	29.7

Consolidated Operating Loss
The operating loss for fiscal 2007 was approximately $39.6 million, representing a reduction of approximately $16.8 million from the prior year’s operating loss of approximately $56.4 million. Included in the operating loss for fiscal 2007 is restructuring income of approximately $4.1 million and property and equipment impairment charges of approximately $1.4 million. The fiscal 2006 operating loss included restructuring income of approximately $27.2 million and property and equipment impairment of approximately $4.8 million.
Wholesale operating income. Wholesale operating income for fiscal 2007 was approximately $32.4 million, representing an improvement of approximately $39.7 million over the prior year. The improvement was attributable to an approximately $147.1 million, or 5.4%, decrease in wholesale operating costs partially offset by an approximately $107.4 million, or 4.0%, reduction in wholesale net sales.
Retail operating income. Retail operating income for fiscal 2007 was approximately $10.9 million representing an improvement of approximately $0.2 million over the prior year. This gain was attributable to an approximately $36.1 million, or 10.4%, decline in operating costs which was offset by an approximately $35.9 million, or 10.0%

reduction in retail net sales. This improvement is attributable to the closing of less profitable outlet locations in conjunction with our restructuring efforts.
Reorganization Charges
In fiscal 2007, we incurred a net reorganization charge of approximately $32.6 million. This charge relates to expense or income items that we incurred or realized because we are in reorganization under our bankruptcy proceedings. The cost of these activities includes (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of approximately $35.3 million; (2) payroll related expenses to retain key employees during our reorganization of approximately $1.0 million; (3) losses realized as we rejected certain of our lease agreements covering equipment and real estate of approximately $0.2 million; (4) interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities of approximately $3.1 million; and (5) gains realized on the sale of our excess properties of approximately $0.8 million.
In fiscal 2006, we incurred a net reorganization charge of $37.0 million. The cost of these activities includes such items as (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of $35.1 million; (2) payroll related expenses to retain key employees during our reorganization of $6.0 million; (3) losses realized as we rejected certain of our lease agreements covering equipment and real estate of $0.9 million; (4) interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities of $4.5 million; and (5) gains realized on the sale of our excess properties of $0.5 million.
Interest Expense
Interest expense for fiscal 2007 was approximately $49.6 million, representing a decrease of approximately $2.9 million from fiscal 2006 expense of approximately $52.5 million. The decrease in interest expense is primarily attributable to an approximately $4.0 million decline in amortized debt fees associated with the pre-petition and post-petition debt facilities partially offset by higher interest costs resulting from higher interest rates on lower outstanding funded debt and an increase in other banking related fees. Interest expense also decreased due to the capitalization of interest costs of approximately $0.5 million associated with software development.
Provision (Benefit) for Income Taxes
The effective income tax benefit rate for fiscal 2007 was 6.5% compared to an effective income tax benefit rate of 10.9% for fiscal 2006. The lower effective income tax benefit rate relates principally to recording a valuation allowance against a greater portion of our tax assets originating in 2007 relative to tax assets originating in 2006. The incremental unfavorable impact of the valuation allowances on our 2007 tax rate is due to a decrease in the portion of our net operating losses eligible for carryback and changes to the reversal patterns of our deferred tax liabilities. See Note 16. Income Taxes to our consolidated financial statements for further information.
Fiscal 2006 Compared to Fiscal 2005
Net Sales
(dollars in thousands)

	Fifty-Three Weeks Ended		Fifty-Two Weeks Ended		%
	June 3, 2006		May 28, 2005		Increase /
	Amount	%	Amount	%	(Decrease)
Wholesale operations	$2,701,751	88.3%	$2,995,481	88.0%	(9.8)%
Retail operations	358,722	11.7	408,024	12.0	(12.1)

Total net sales	$3,060,473	100.0%	$3,403,505	100.0%	(10.1)%

Consolidated Net Sales
Net sales for the 53 weeks ended June 3, 2006, were approximately $3,060.5 million, representing a decrease of approximately $343.0 million, or 10.1%, from net sales of approximately $3,403.5 million for the 52 weeks ended May 28, 2005.
Wholesale operations net sales. Wholesale operations net sales for the 53 weeks ended June 3, 2006, were approximately $2,701.8 million, representing a decrease of approximately $293.7 million, or 9.8%. The decrease reflected a total unit volume decline of 18.5%. In fiscal 2006, we had a 53rd week of operations which resulted in additional net sales of approximately $54.3 million, which along with a unit value increase of 8.2% partially offset the net sales decline in fiscal 2006 as compared to the prior year. This unit value increase is related to selling price increases and product mix changes.
Retail operations net sales. Retail operations net sales for the 53 weeks ended June 3, 2006, were approximately $358.7 million, representing a decrease of approximately $49.3 million, or 12.1%. The decline in revenue is mainly attributable to the closing of lower performing retail outlets which was partially offset by the 53rd week of net sales in fiscal 2006 which was approximately $6.9 million.
Gross Profit (Exclusive of Depreciation and Amortization)
Gross profit was approximately $1,507.7 million, or 49.3% of net sales, for fiscal 2006, in comparison with approximately $1,679.5 million, or 49.3% of net sales in fiscal 2005. Total cost of products sold decreased by approximately $171.3 million when compared to fiscal 2005. A substantial amount of this cost decrease relates to reduced costs resulting from the effects of our restructuring activities. On a cost per pound basis, direct component costs per pound decreased approximately 2.6% when compared to fiscal 2005. These direct component costs when compared on a cost per pound of production with fiscal 2005 decreased 1.9% for ingredients and 1.5% for labor while packaging increased 0.8%. Overhead and administrative costs as a percent of net sales increased approximately 1.1% when compared to fiscal 2005 due principally to the fixed nature of these costs relative to a declining net sales base. Additionally, we also have experienced an increase in route returns as a percent of route net sales of approximately 1.1% when compared to fiscal 2005. The net effect of these increases offset by the favorable decline in direct per pound costs when compared to our net sales declines resulted in our gross profit margin percentage remaining constant between fiscal 2006 and 2005.
Selling, Delivery and Administrative Expenses
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
Restructuring Charges
During fiscal 2006, we realized a net credit of approximately $27.2 million which included net gains on the sale of assets of approximately $58.0 million and benefit plan credits of approximately $0.7 million, partially offset by asset impairment charges of approximately $19.4 million, severance costs of approximately $6.1 million and other exit costs of approximately $6.0 million. The other exit costs include facility closure costs such as cleanup, security, relocation, utilities, and taxes. See Note 14. Restructuring (Credits) Charges to our consolidated financial statements for further information.

During fiscal 2005, we incurred charges of approximately $54.3 million which were composed of severance costs of approximately $12.8 million, asset impairment charges of approximately $43.7 million, a curtailment gain of benefit plans of approximately $6.9 million and other exit costs of approximately $4.7 million. These charges relate principally to the closure of six bakeries and the related shifting of production to other bakeries and the consolidation of delivery routes, depots and bakery outlets.
Property and Equipment Impairment
In fiscal 2006, we tested our long-lived assets for recoverability and determined that the carrying value of one of our asset groups exceeded our estimate of the related fair value. Accordingly we recorded an impairment loss of approximately $4.8 million.
Other Intangible Assets Impairment
In fiscal 2006, we had no goodwill and other intangible impairment write-offs. The decrease from 2005 is attributable to the goodwill impairment charge of approximately $215.3 million and impairment charges for other intangible assets in the amount of approximately $14.2 million recognized in fiscal 2005. See Note 6. Other Intangible Assets to our consolidated financial statements for further information.
Operating Loss
(dollars in thousands)

	Fifty-Three Weeks Ended		Fifty-Two Weeks Ended		%
	June 3, 2006		May 28, 2005		Increase /
	Amount	%	Amount	%	(Decrease)
Wholesale operations	$(7,353)	13.0%	$43,874	(13.1)%	(116.8)%
Retail operations	10,682	(18.9)	7,264	(2.1)	47.1

	3,329	(5.9)	51,138	(15.2)	(93.5)
Corporate	(59,697)	105.9	(386,674)	115.2	84.6

Total operating loss	$(56,368)	100.0%	$(335,536)	100.0%	83.2

Consolidated Operating Loss
The operating loss for fiscal 2006 was approximately $56.4 million, representing a reduction of approximately $279.1 million from the prior year’s operating loss of approximately $335.5 million. Included in the operating loss for fiscal 2006 is restructuring income of approximately $27.2 million and property and equipment impairment charges of approximately $4.8 million. The fiscal 2005 operating loss included restructuring charges of approximately $54.3 million and goodwill and other intangibles impairment of approximately $229.5 million.
Wholesale operating loss. Wholesale operating income declined by approximately $51.2 million from approximately $43.9 million in the prior year resulting in an operating loss of approximately $7.3 million. The loss was attributable to an approximately $293.7 million, or 9.8% decrease in wholesale net sales partially offset by an approximately $242.5 million, or 8.2%, reduction in wholesale operating costs.
Retail operating income. Retail operating income for fiscal 2006 was approximately $10.7 million representing an improvement of approximately $3.4 million over the prior year. This gain was attributable to an approximately $49.3 million, or 12.1%, decline in revenue which was offset by an approximately $52.7 million, or 13.2% reduction of costs. This improvement is attributable to the closing of less profitable outlet locations in conjunction with our restructuring efforts.

Reorganization Charges
In fiscal 2006, we incurred a net reorganization charge of approximately $37.0 million. This charge relates to expense or income items that we incurred or realized related to our bankruptcy proceedings. The cost of these activities includes such items as (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of approximately $35.1 million; (2) payroll related expenses to retain key employees during our reorganization of approximately $6.0 million; (3) losses realized as we rejected certain of our lease agreements covering equipment and real estate of approximately $0.9 million; (4) interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities of approximately $4.5 million; and (5) gains realized on the sale of our excess properties of approximately $0.5 million.
In fiscal 2005, reorganization charges aggregated approximately $39.2 million. The cost of these reorganization activities included such items as (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of approximately $33.2 million; (2) payroll related expenses to retain key employees during our reorganization of approximately $5.6 million; (3) gains realized as we rejected certain of our lease agreements covering equipment and real estate of approximately $0.4 million; (4) the write-off of debt fees related to our pre-petition debt of approximately $3.0 million; (5) interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities of approximately $0.5 million; and gains realized on the sale of our excess properties of approximately $1.7 million.
Interest Expense
Interest expense for fiscal 2006 was approximately $52.5 million, representing an increase of approximately $11.1 million from fiscal 2005’s expense of approximately $41.4 million. The increase in interest expense is attributable to: (1) an approximately $10.7 million increase relating to an increased average interest rate and amount of debt; (2) an approximately $1.7 million increase in DIP fees; (3) decreased financing fees of approximately $1.1 million; and (4) all other interest categories netting to an approximately $0.2 million decrease.
Provision (Benefit) for Income Taxes
The effective income tax benefit rate for fiscal 2006 was 10.9% compared to an effective income tax benefit rate of 8.8% for fiscal 2005. The higher effective income tax benefit rate relates principally to a valuation allowance recorded against prior year and current year deferred tax assets in 2005. In 2006, we recorded a valuation allowance only against deferred tax assets arising in 2006. See Note 16. Income Taxes to our consolidated financial statements for further information.
CASH RESOURCES AND LIQUIDITY
CASH FLOWS
During the fiscal year ended June 2, 2007 the Company used $11.0 million of cash, which was the net impact of $31.7 million of cash used in operating activities, $65.8 million of cash generated from investing activities, and $45.1 million of cash used in financing activities.
Cash From (Used In) Operating Activities
Cash used in operating activities for the fifty-two weeks ended June 2, 2007 was $31.7 million, which represents a decrease of $26.0 million from cash used in fiscal 2006 of $57.7 million. While we posted a net loss of $112.8 million in fiscal 2007, a number of items that contributed to the loss were non-cash items, including $71.9 million and $3.2 million for depreciation and amortization and non-cash interest expense, respectively. In addition, net changes in working capital components generated $6.3 million in cash in fiscal 2007 primarily due to (1) a reduction in other current assets of $13.2 million primarily due to income tax refunds; (2) other items totaling $4.7 million; offset by (3) a reduction in accounts payable and accrued expenses of $10.9 million; and (4) a decrease in our long-term self insurance reserves of $0.7 million. Changes in working capital components generated cash equal to $15.4 million in fiscal 2006.

Cash From (Used In) Investing Activities
Cash provided by investing activities for the fifty-two weeks ended June 2, 2007 was $65.8 million, $93.2 million more than the cash used during fiscal 2006 of $27.4 million. The significant increase was primarily attributable to the release, pursuant to the eighth amendment to the DIP Facility, of restricted cash previously held as collateral pursuant to our DIP Facility and unavailable to the Company in the amount of $89.2 million (excluding interest earned) at August 25, 2006, the effective date of the eighth amendment to the DIP Facility. During fiscal 2007, we received $25.1 million in asset sale proceeds and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $18.7 million (excluding interest earned). We used $30.1 million to acquire property, equipment and software assets. During fiscal 2006, we received asset sale proceeds in the amount of $90.4 million and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $85.5 million (excluding interest earned). During fiscal 2006, purchases of property and equipment totaled $32.3 million.
Cash From (Used In) Financing Activities
Cash used in financing activities for the fifty-two weeks ended June 2, 2007 was $45.1 million, primarily due to a reduction in our pre-petition secured debt of $45.4 million. The previously discussed eighth amendment to the DIP Facility released restricted cash in the amount of $90.7 million (including interest earned) effective August 25, 2006, $45.4 million of which was required to be used to reduce the outstanding balance of the pre-petition secured debt. This compares to cash generated from financing activities in fiscal 2006 which totaled $11.7 million due primarily to an increase in our pre-petition secured revolving credit facility of $13.4 million.
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
At June 2, 2007, under our Senior Secured Credit Facility, we owed $374.2 million in term loans and $73.6 million in a revolver loan. In addition, at June 2, 2007, we had issued $101.5 million in letters of credit under our revolver loan.
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
Voluntary Chapter 11 Bankruptcy Filing
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

Subsequent to the Petition Date, the Company and a syndicate of lenders, including JPMorgan Chase Bank, entered into the DIP Facility, which was subsequently revised and approved by the Court, to provide up to $200.0 million in post-petition financing. The DIP Facility expires on the occurrence of an event that constitutes a termination date as defined in the DIP Facility agreement or, if no such event has occurred, pursuant to an extension, on February 9, 2008. All outstanding borrowings under the DIP Facility, if any, are due and payable on the termination date. The obligations under the DIP Facility are secured by a super priority lien against our assets in favor of the DIP lenders. The DIP Facility may be utilized for the issuance of letters of credit up to an aggregate amount equal to $150.0 million, which amount was increased from the original limitation of $75.0 million as a result of prior amendments. In connection with entering into the DIP Facility, we also make periodic adequate protection payments to our pre-petition secured lenders in the form of interest, fees and expenses based on amounts owed under the pre-petition Senior Secured Credit Facility.
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
At June 2, 2007, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
As of June 2, 2007, we had not borrowed under the DIP Facility. However, the DIP Facility was utilized to support the issuance of letters of credit in the amount of $109.7 million primarily to support our workers’ compensation and auto liability insurance programs. These letters of credit were partially collateralized by approximately $15.1 million of restricted cash as required by the DIP Facility.
As a result of the Chapter 11 filing, our principal sources of liquidity used in funding short-term operating expenses, supplies and employee obligations include cash balances, operating and investing cash flows and the $200.0 million DIP Facility. As of June 2, 2007, we had approximately $67.2 million in available cash and $90.3 million available for borrowing under the DIP Facility. This compares to the $78.2 million in available cash and $90.1 million available for borrowing under the DIP Facility as of June 3, 2006. These amounts of available cash exclude $32.9 million and $26.7 million at June 2, 2007 and June 3, 2006, respectively, related to checks written in excess of recorded balances included in accounts payable on our consolidated balance sheets. We cannot assure you that the amount of cash from operations and from our DIP Facility will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors, equity holders and parties in interest and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Facility are not sufficient to meet our liquidity requirements, we may be required to seek additional financing.
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
Our future capital requirements will depend on many factors, including our evaluation of various alternatives in connection with our restructuring, the form of our plan of reorganization, the aggregate amount to be distributed to creditors to satisfy claims, the amount of any unknown claims or contingent claims from creditors or equity holders, the outcome of litigation and the costs of administering the Chapter 11 process, including legal and other fees. At this time it is not possible to predict the exact amount or nature of such future capital requirements. In addition, there can be no guarantee that additional capital will be available to us, or that such capital will be available on favorable terms. Raising additional capital could result in the significant dilution or cancellation of current equity interests, but it is not possible to predict the extent of such potential dilution or whether existing equity will be cancelled at this time.
Our financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Chapter 11 filing process and our recurring losses from operations, negative working capital, downward sales trends, and the potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to evaluate and execute various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of or refinance our DIP Facility at its maturity, our ability to implement our restructuring activities, our ability to obtain concessions from our labor unions, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. Further, the value of debt and equity interests may be significantly or completely impaired in the event of a liquidation or conversion to a Chapter 7 proceeding.

Contractual Obligations
The following is a summary of certain of our contractual obligations as of June 2, 2007:

Payments Due By Fiscal Year Under Certain Contractual Obligations (a) (h) (i)
(dollars in thousands)
								Unconditional
			Senior					Purchase
Fiscal Years		DIP	Secured	Subordinated	Capital	Other	Operating	Obligations
Ending	Total	Facility (b)	Credit Facility (c)	Notes (d)	Leases	Debt (e)	Leases (f)	(g)
2008	$671,864	$—	$447,757	$99,999	$3,758	$6,125	$22,360	$91,865
2009	12,168	—	—	—	—	—	11,736	432
2010	4,999	—	—	—	—	—	4,893	106
2011	2,641	—	—	—	—	—	2,641	—
2012	1,483	—	—	—	—	—	1,483	—
Thereafter	1,530	—	—	—	—	—	1,530	—

Total	$694,685	$—	$447,757	$99,999	$3,758	$6,125	$44,643	$92,403

(a)	The commitments listed herein include significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, the commitments shown above may not reflect actual cash outlays in future periods. In addition, under the Bankruptcy Code, we may reject certain executory contracts and leases, thus eliminating all or part of those future obligations.

(b)	On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (the “DIP Facility”) which provides for a $200.0 million commitment (the “Commitment”) of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility, as amended from time to time, provides for a revolving line of credit through February 9, 2008, which is secured by a superpriority lien in favor of the lenders over virtually all of our assets. The Commitment also may be used, with certain restrictions, for the issuance of letters of credit in the aggregate amount of $150.0 million of which $109.7 million was utilized at June 2, 2007. As of June 2, 2007, there were no borrowings outstanding under the revolving credit facility and we had $90.3 million available under the DIP Facility (of which up to $40.3 million could be used for additional letters of credit).

(c)	Borrowings under our Senior Secured Credit Facility are secured by all of our accounts receivable and a majority of our owned real property, intellectual property and equipment. The revolving credit line had a total capacity of $175.1 million of which $101.5 million was utilized to support the issuance of letters of credit and $73.6 million was borrowed. At June 2, 2007, there was no availability under the revolving credit line for additional borrowings or letters of credit. At June 2, 2007, we also had an aggregate $374.1 million borrowed under the Tranche A, B, and C term loans provided under the Senior Secured Credit Facility. We have presented this facility in our June 2, 2007 financial statements as amounts payable within one year due to our default under this facility.

(d)	On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% Senior Subordinated Convertible Notes due August 15, 2014 in a private placement. The notes are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion rate of 98.9854 shares per $1,000 principal amount of notes (an initial conversion price of $10.1025 per share), subject to adjustment. In July 2006, a principal amount of $1,000 was converted to 98 shares of our common stock. As these notes are unsecured, they are included in liabilities subject to compromise and the accrual of interest has been suspended. See Note 7. Debt and Note 10. Liabilities Subject to Compromise to the accompanying consolidated financial statements.

(e)	During fiscal 2003, we entered into a capital lease to acquire hand-held computers and related equipment for use in our bakery delivery system. In March 2006, the bankruptcy court approved a motion to transfer from the lessor to us all right, title and interest in this leased equipment for general unsecured debt. This debt is included in liabilities subject to compromise. See Note 7. Debt and Note 10. Liabilities Subject to Compromise to the accompanying consolidated financial statements.

(f)	At June 2, 2007, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, on its effective date required us to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. The effective date of this pronouncement was for all leases entered into or modified after December 31, 2002. At June 2, 2007, the maximum potential liability for all guaranteed lease residual values was $5.9 million including amounts guaranteed prior and subsequent to the effective date of $2.4 million and $3.5 million, respectively. At June 2, 2007, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of $0.1 million.

(g)	The unconditional purchase obligations represent obligations as of June 2, 2007. This includes items such as ingredients, packaging, third party agreements to perform certain functions and other obligations. The unconditional purchase obligations as compared to prior years have been reduced to reflect six month cancellation agreements under three contracts with a service provider. Future periods now reflect six months of service fees and any amounts required for early termination of the related contracts.

(h)	We have not included estimated interest payments as a component of this contractual obligations table since interest on the senior secured credit facility is dependent upon the timing of emergence from bankruptcy, as well as the ultimate treatment of this type of obligation under any reorganization plan. See Note (d) above for a discussion of interest obligations related to the 6.0% Senior Subordinated Convertible Notes.

(i)	See Note 11. Employee Benefit Plans to the accompanying consolidated financial statements for a discussion of our pension and other postretirement obligations.
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
Commodity Prices
Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand, and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sweeteners, soybean oil, and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivative positions as of June 2, 2007, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Interstate Bakeries Corporation
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Interstate Bakeries Corporation (Debtor-in-Possession) and subsidiaries, (the “Company”) as of June 2, 2007 and June 3, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 2, 2007. Our audits also included the schedule of valuation and qualifying accounts listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 2, 2007 and June 3, 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 2, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.
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
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the funded status of its defined benefit pension plans, supplemental retirement plan and postretirement health and life plans with the adoption of Financial Accounting Standards Board (FASB) Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective June 2, 2007. As also discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for conditional asset retirement obligations with the adoption of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143, effective June 3, 2006.

We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 2, 2007, and our report dated August 15, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of certain material weaknesses identified.

DELOITTE & TOUCHE LLP

Kansas City, Missouri
August 15, 2007

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 2,	June 3,
	2007	2006
ASSETS

Current assets
Cash	$67,212	$78,178
Restricted cash	15,085	86,353
Accounts receivable, less allowance for doubtful accounts of $2,315 and $3,400, respectively	152,175	150,507
Inventories	65,682	65,431
Assets held for sale	2,032	11,931
Other current assets	49,649	67,637

Total current assets	351,835	460,037

Property and equipment, net	541,725	601,101
Other intangible assets	160,239	161,128
Other assets	27,593	30,789

Total assets	$1,081,392	$1,253,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise
Current liabilities
Long-term debt	$451,515	$494,882
Accounts payable	129,137	117,044
Accrued expenses	217,373	244,166

Total current liabilities	798,025	856,092

Other liabilities	236,766	272,647
Deferred income taxes	74,789	77,819

Total liabilities not subject to compromise	1,109,580	1,206,558

Liabilities subject to compromise	290,553	287,080

Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,249,000 and 45,295,000 shares outstanding, respectively	816	816
Additional paid-in capital	584,503	585,631
Accumulated deficit	(255,559)	(142,711)
Treasury stock, 36,330,000 and 36,284,000 shares at cost, respectively	(678,721)	(678,572)
Unearned restricted stock compensation	—	(1,869)
Accumulated other comprehensive income (loss)	30,220	(3,878)

Total stockholders’ deficit	(318,741)	(240,583)

Total liabilities and stockholders’ deficit	$1,081,392	$1,253,055

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	June 2,	June 3,	May 28,
	2007	2006	2005
Net sales	$2,917,268	$3,060,473	$3,403,505

Cost of products sold (exclusive of items shown below)	1,489,019	1,552,731	1,724,054
Selling, delivery and administrative expenses	1,391,388	1,504,038	1,630,921
Restructuring (credits) charges	(4,073)	(27,187)	54,293
Depreciation and amortization	71,949	77,795	89,486
Loss on sale or abandonment of assets	7,266	4,671	10,744
Property and equipment impairment	1,360	4,793	—
Goodwill impairment	—	—	215,346
Other intangible assets impairment	—	—	14,197

	2,956,909	3,116,841	3,739,041

Operating loss	(39,641)	(56,368)	(335,536)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $5,983, $6,033, and $4,150, respectively)	49,591	52,504	41,430
Reorganization charges, net	32,625	37,015	39,206
Other income	(1,132)	(2,994)	(353)

	81,084	86,525	80,283

Loss before income taxes and cumulative effect of accounting change	(120,725)	(142,893)	(415,819)
Provision (benefit) for income taxes	(7,877)	(15,593)	(36,539)

Loss before cumulative effect of accounting change	(112,848)	(127,300)	(379,280)
Cumulative effect of accounting change, net of income taxes of $0 (See Note 2)	—	(1,017)	—

Net loss	$(112,848)	$(128,317)	$(379,280)

Basic and diluted loss per share
Loss before cumulative effect of accounting change	$(2.50)	$(2.82)	$(8.43)
Cumulative effect of accounting change	—	(0.02)	—

Total	$(2.50)	$(2.84)	$(8.43)

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	June 2,	June 3,	May 28,
	2007	2006	2005
Operating activities
Net loss	$(112,848)	$(128,317)	$(379,280)
Depreciation and amortization	71,949	77,795	89,486
Provision (benefit) for deferred income taxes	(841)	(1,681)	7,750
Reorganization charges, net	32,625	37,015	39,206
Cash reorganization items	(36,092)	(35,384)	(26,473)
Non-cash bankruptcy-related (credits) charges	1,512	(713)	—
Non-cash interest expense — deferred debt fees	3,167	6,724	5,616
Non-cash interest on swap agreements	—	—	(655)
Non-cash restricted stock and deferred share compensation expense	341	944	1,762
Non-cash cumulative effect of accounting change	—	1,017	—
(Gain) loss on sale, write-down or abandonment of assets	2,199	(30,473)	34,302
Write-off of goodwill and other intangibles	—	—	242,410
Write-down of software assets	—	—	4,424
Write-off prior service cost asset	—	—	12,384
Change in operating assets and liabilities
Accounts receivable	(1,035)	26,274	5,279
Inventories	(251)	4,000	2,470
Other current assets	13,215	5,541	(6,586)
Accounts payable and accrued expenses	(10,894)	(22,313)	51,490
Long-term portion of self insurance reserves	(721)	15,591	19,439
Other	5,958	(13,743)	13,332

Net cash from (used in) operating activities	(31,716)	(57,723)	116,356

Investing activities
Purchases of property and equipment	(27,880)	(32,328)	(29,175)
Proceeds from sale of assets	25,143	90,367	4,156
Restricted cash deposit	(18,673)	(85,458)	—
Restricted cash release	89,222	—	—
Acquisition and development of software assets	(2,244)	—	(6,206)
Other	224	56	513

Net cash from (used in) investing activities	65,792	(27,363)	(30,712)

Financing activities
Reduction of long-term debt	(46,306)	(1,067)	(75,647)
Increase in revolving credit facility	3,298	13,415	11,902
Issuance of convertible bonds	—	—	100,000
Stock option exercise proceeds	—	101	—
Acquisition of treasury stock	—	(1)	(192)
Cash reorganization items	—	—	(398)
Debt fees	(2,034)	(742)	(9,479)

Net cash from (used in) financing activities	(45,042)	11,706	26,186

Net increase (decrease) in cash	(10,966)	(73,380)	111,830

Cash at the beginning of period	78,178	151,558	39,728

Cash at the end of period	$67,212	$78,178	$151,558

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	June 2,	June 3,	May 28,
	2007	2006	2005
Cash payments (received)
Interest	$47,169	$47,260	$41,587
Income taxes	(14,094)	(15,705)	(41,506)

Non-cash investing and financing activities
Issuance of restricted stock	—	—	221
Accrued deferred share award liability settled through equity issuance	—	—	1,371
Equipment purchases financed with capital lease obligations	—	—	409
Long-term debt reduction from lease rejections	359	890	1,560
Asset disposals from lease rejections	271	705	1,189
Convertible note conversion	1	—	—
Interest earned on restricted cash	774	895	—
See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars and shares in thousands, except per share data)

	Common			Retained			Unearned	Accumulated	Total
	Stock Issued		Additional	Earnings	Treasury Stock		Restricted	Other	Stockholders’
	Number	Par	Paid-in	(Accumulated	Number of		Stock	Comprehensive	Equity
	of Shares	Value	Capital	Deficit)	Shares	Cost	Compensation	Income (Loss)	(Deficit)
Balance May 29, 2004	81,579	$816	$586,616	$364,886	(36,198)	$(679,016)	$(6,982)	$(4,612)	$261,708
Comprehensive loss (a)	—	—	—	(379,280)	—	—	—	(2,923)	(382,203)
Restricted share award	—	—	(155)	—	20	375	(221)	—	(1)
Deferred share award	—	—	407	—	51	965	—	—	1,372
Restricted share compensation expense	—	—	—	—	—	—	2,978	—	2,978
Restricted share surrenders and other	—	—	(779)	—	(87)	(511)	704	—	(586)
Treasury stock acquired	—	—	—	—	(28)	(192)	—	—	(192)

Balance May 28, 2005	81,579	816	586,089	(14,394)	(36,242)	(678,379)	(3,521)	(7,535)	(116,924)
Comprehensive loss (a)	—	—	—	(128,317)	—	—	—	3,657	(124,660)
Stock options exercised	—	—	(86)	—	10	187	—	—	101
Restricted share compensation expense	—	—	—	—	—	—	1,486	—	1,486
Restricted share surrenders	—	—	(372)	—	(52)	(379)	166	—	(585)
Treasury stock acquired	—	—	—	—	—	(1)	—	—	(1)

Balance June 3, 2006	81,579	816	585,631	(142,711)	(36,284)	(678,572)	(1,869)	(3,878)	(240,583)
Comprehensive loss (a)	—	—	—	(112,848)	—	—	—	650	(112,198)
Cumulative effect of change in accounting for pension and other postretirement obligations pursuant to SFAS No. 158	—	—	—	—	—	—	—	33,448	33,448
Reclassification due to change in accounting for stock-based compensation pursuant to SFAS No. 123R	—	—	(1,869)	—	—	—	1,869	—	—
Convertible note conversion	—	—	(1)	—	—	2	—	—	1
Restricted share compensation expense	—	—	1,147	—	—	—	—	—	1,147
Restricted share surrenders	—	—	(405)	—	(46)	(151)	—	—	(556)

Balance June 2, 2007	81,579	$816	$584,503	$(255,559)	(36,330)	$(678,721)	$—	$30,220	$(318,741)

(a)	See Note 21. Comprehensive Loss to these consolidated financial statements for the reconciliations of net loss to comprehensive income (loss).
See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Voluntary Chapter 11 Filing
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819, 04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. Subsequently, on November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. Mrs. Cubbison’s Foods, Inc., or Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, was not originally included in the Chapter 11 filing. However, on January 14, 2006, Mrs. Cubbison’s filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). The respective $2.7 million and $2.4 million minority interest in Mrs. Cubbison’s is reflected in other liabilities at June 2, 2007 and June 3, 2006, respectively, and the minority interest impact on the statement of operations is insignificant for all periods presented. We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
On September 23, 2004, we entered into a debtor-in possession Revolving Credit Agreement (DIP Facility with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The DIP Facility received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. The DIP Facility provides for a $200.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. We entered into the first amendment to the DIP Facility on November 1, 2004, the second amendment to the DIP Facility on January 20, 2005, the third amendment to the DIP Facility on May 26, 2005, the fourth amendment to the DIP Facility on November 30, 2005, the fifth amendment to the DIP Facility on December 27, 2005, the sixth amendment to the DIP Facility on March 29, 2006, the seventh amendment to the DIP Facility on June 28, 2006, the eighth amendment to the DIP Facility on August 25, 2006, and the ninth amendment to the DIP Facility on February 16, 2007 to reflect certain modifications. See Note 7. Debt for further discussion regarding the DIP Facility.
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
As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of August 1, 2007, we have rejected over 450 unexpired leases and have accrued charges for our estimated liability related thereto in the applicable periods. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject. For these executory contracts and remaining unexpired leases, we cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting these contracts or leases, and no provisions have yet been made for these items.
Since the Petition Date, we have been actively engaged in restructuring our operations. As previously disclosed, we (i) restructured our 10 profit centers (PCs); (ii) rationalized our delivery route network; (iii) reduced our workforce; (iv) disposed of certain non-core assets; and (v) commenced negotiations of long-term extensions with respect to most of our 420 collective bargaining agreements (CBAs) with union-represented employees. We also initiated a marketing program designed to offset revenue declines by developing protocols to better anticipate and meet changing consumer demand through a consistent flow of new products.
In February 2007, we hired a new Chief Executive Officer, Craig D. Jung, and began the next stage of restructuring activities, which initially was focused on the development of a business plan to use as a basis for a plan of reorganization. In developing such a business plan, Mr. Jung established four operating priorities for the Company: (i) profitably grow revenues; (ii) improve productivity; (iii) lower our cost structure; and (iv) create a performance culture. In order to implement these four priorities, we have determined to undertake the following initiatives, without limitation: (i) implement a distribution system with different delivery options for our customers based on customer size, growth potential and service needs to lower our cost structure and profitably grow the top line, (ii) implement a lean manufacturing program to drive productivity, (iii) improve brand management and innovation, including increased investment in marketing our brands, and (iv) redefine our organization to remove unnecessary layers of management and implement a matrix structure to improve communications, leadership and accountability.
On June 28, 2007, we submitted our business plan to our various constituents in the bankruptcy, including representatives of our lender syndicates and official committees of creditors and equity security holders. In order to secure rational financing required to implement this business plan, however, we believe additional concessions from our unionized employees are required. We have recently initiated talks with representatives of the two labor organizations, the Bakery Confectionery, Tobacco Workers & Grain Millers International Union and International Brotherhood of Teamsters, representing 91% of our unionized employees to achieve further concessions, including greater flexibility in the method and manner by which we distribute our products to our customers and cost reductions related to health and welfare programs. We intend to seek similar concessions from all of our unionized employees. There can be no assurance we will reach agreement with our unionized employees on the concessions.
Using this business plan, the Company has begun discussing one or more plans of reorganization (including an assessment of a reasonable range of values for our reorganized business and the appropriate capital structure) with our various bankruptcy constituents and other potential sources to provide debt and equity financing to capitalize the Company for emergence from Chapter 11. In connection with evaluating various plans of reorganization, we are continuing to evaluate other restructuring alternatives including, but not limited to, the sale of some or all of our assets. There are no assurances that the implementation of the business plan, the realization of its anticipated benefits, or the development of a plan of reorganization will be successful. If we are unable to reach agreement on the concessions with our unionized employees, we may not be able to obtain financing to allow us to emerge from bankruptcy. In addition, if we are unable to reach agreement or demonstrate substantial progress towards such an agreement, one or more of our constituents will likely oppose an extension to our plan filing and solicitation exclusivity periods (currently scheduled to expire on October 5, 2007 and December 5, 2007, respectively) or move to terminate our exclusivity periods, which could result in one or more of our constituents proposing their own plan of reorganization. Such a plan may include the sale of some or all of our assets and/or an orderly liquidation of the Company.
See Note 14. Restructuring (Credits) Charges to these consolidated financial statements for related disclosures.
Our financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Chapter 11 filing process and our recurring losses from operations, negative working capital, downward sales trends, and the potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt about our ability to continue as a going concern. Our continuation as a “going concern” is dependent upon, among other things, our ability to evaluate and execute various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of or refinance our DIP Facility at its maturity, our ability to implement our restructuring activities, our ability to obtain concessions from our labor unions, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.
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
Fiscal Year End
Our fiscal year is a 52 or 53-week period ending on the Saturday closest to the last day of May. Fiscal years 2007 and 2005 were 52-week periods and fiscal year 2006 was a 53-week period.
Principles of Consolidation
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of bank balances totaling approximately $32.9 million and $26.7 million at June 2, 2007 and June 3, 2006, respectively. Restricted cash represents cash held as collateral pursuant to our debtor-in-possession financing agreement and is not considered a cash equivalent in the consolidated statement of cash flows. See Note 7. Debt to these consolidated financial statements for related disclosures.

Inventories
Inventories are stated at the lower of cost or market. Specific first-in first-out invoiced costs are used with respect to ingredients and packaging and average costs are used for other inventory items.
The components of inventories are as follows:

	June 2,	June 3,
	2007	2006
	(dollars in thousands)
Ingredients and packaging	$43,279	$44,540
Finished goods	22,403	20,891

	$65,682	$65,431

Property and Equipment
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
Assets Held for Sale
When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. In order for an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria.
Lease Obligations
We lease office space and real property used both for outlets for retail distribution of our bakery products and as depots and warehouses in our distribution system. All leases are accounted for under the guidance provided by Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases. These leases are classified as either capital leases or operating leases as appropriate. The amortization of assets under capital lease is included with depreciation expense.
Software Costs
Costs associated with computer software projects during the preliminary project stage are expensed as incurred. Once management authorizes and commits to funding a project, appropriate application development stage costs are capitalized. Capitalization ceases when the project is substantially complete and the software is ready for its intended use. Training and maintenance costs associated with software applications are expensed as incurred. As of June 2, 2007 and June 3, 2006, approximately $19.9 million and $20.0 million, respectively, of capitalized software costs were included in other assets in the consolidated balance sheets. Interest cost capitalized as part of the development stage was approximately $0.5 million, zero, and $0.3 million in fiscal 2007, 2006, and 2005, respectively. Software costs are amortized over estimated useful lives of five to seven years commencing when such assets are ready for their intended use, resulting in approximately $2.3 million, $2.0 million, and $2.2 million of amortization expense in fiscal 2007, 2006, and 2005, respectively. At June 2, 2007 all capitalized software was in use and being amortized.
Additionally, in fiscal 2005, a decision was made by management to cease all funding, work and implementation of the final phase of a large software project. This event resulted in the abandonment of a software asset, and consequently, it was determined that the asset was impaired and approximately $4.5 million of capitalized software costs were written-off in 2005.

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
Impairment of Long-Lived Assets
Our long-lived assets are aggregated in ten profit centers (asset groups) that permit us to identify cash flows from such asset groups that are largely independent from other asset groups. We review and evaluate our asset groups for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is considered to exist if the total estimated future cash flows on an undiscounted basis or other indicated fair value are less than the carrying amount of the related asset group.
Environmental Liabilities
Our environmental liabilities typically result from the remediation of soil contamination caused by hydraulic lift and underground storage tank leakage and fuel spills at and around depot refueling stations. To manage and assess our environmental related liabilities, we utilize our own employees and outside environmental engineering consultants. We estimate future costs for known environmental remediation requirements and accrue for environmental related liabilities on an undiscounted basis when it is probable that we have incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of contaminated sites. Adjustments to the liabilities are made when additional information becomes available that affects the estimated remediation costs.
In fiscal 2007, 2006, and 2005, charges to income were approximately $1.4 million, $2.0 million and $2.2 million, respectively, for the cost of future remediation of contaminated sites. Accruals totaling approximately $5.0 million and $6.6 million were recorded at June 2, 2007 and June 3, 2006, respectively, for environmental related liabilities. The current portion of the accrual, which was recorded in accrued expenses, was approximately $2.0 million and $3.0 million at June 2, 2007 and June 3, 2006, respectively. Additionally, we classified approximately $1.3 million and $0.8 million at June 2, 2007 and June 3, 2006, respectively, as liabilities subject to compromise with the remaining balance of the accrual recorded in other liabilities.
Asset Retirement Obligations
In March 2005, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). We adopted FIN 47 on June 3, 2006. This interpretation clarified the term “conditional asset retirement obligation” as used in FASB Statement No. 143 Accounting for Asset Retirement Obligations and required a liability to be recorded once the fair value of the obligation could be reasonably estimated. Asset retirement obligations covered by this interpretation include those for which an entity had a legal obligation to perform an asset retirement activity.
We have known conditional asset retirement obligations for asbestos remediation in many of our bakery buildings, ovens, and depots. Environmental regulations require us to handle and dispose of asbestos in a specific manner if the building or oven undergoes major renovations or is demolished. Otherwise, we are not required to remove the asbestos. We have determined that our practice of maintenance and improvements to our buildings and ovens has created indeterminate lives for the purpose of estimating asset retirement obligations. We are presently operating four bakeries that are in excess of one hundred years old and sixty percent of all of our bakeries are fifty years old or older. We cannot estimate the fair value of our asset retirement obligations for our bakeries, ovens, and distribution centers that we have determined contain asbestos due to the fact that information is not available for us to reasonably estimate a date or range of dates over which these settlements may occur. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value.
We also have conditional asset retirement obligations for the removal of underground storage tanks (USTs) utilized for refined petroleum products. Environmental laws require that unused USTs be removed within certain periods of time after the USTs no longer remain in service, usually six months to three years depending on the jurisdiction in which the USTs are located. As a result of adopting FIN 47, we recorded a cumulative effect of an accounting change of approximately $1.0 million for the retirement obligations of our USTs.
The following table sets forth the changes in the aggregate carrying amount of our asset retirement obligations for the year ended June 2, 2007.

(dollars in thousands)
Balance June 3, 2006	$1,320
Obligations settled	(426)
Accretion expense and adjustments	119

Balance June 2, 2007	$1,013

Liabilities Subject to Compromise
Under bankruptcy law, actions by creditors to collect amounts we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against us. All pre-petition obligations, except for secured debt and those other liabilities that we currently anticipate will not be impaired pursuant to a confirmed plan of reorganization, have been classified as liabilities subject to compromise in the fiscal 2007 and 2006 consolidated balance sheets.
Pension Obligations
We record the pension costs and the liabilities related to our defined benefit plan and American Bakers Association Retirement Plan, or ABA Plan, based upon actuarial valuations. These valuations include the key assumptions determined by management, including discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Changes in pension cost may occur in the future due to changes in the number of plan participants, changes in discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. Due to the lack of historical data, we have immediately recognized the impact of all prior service costs, plan amendments, and actuarial gains (losses) associated with the ABA Plan. See Note 11. Employee Benefit Plans to these consolidated financial statements for related disclosures.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). This statement requires that we recognize the overfunded or underfunded status of our defined benefit pension and other postretirement benefit plans as an asset or liability on our fiscal year-end balance sheet. Subsequent changes in the funded status will be recognized in comprehensive income in the year in which they occur. We adopted the recognition and disclosure requirements of SFAS 158 in the fourth quarter of fiscal 2007. In accordance with SFAS 158, prior year amounts have not been adjusted. For further information regarding the impact of the adoption of the recognition and disclosure requirements of SFAS 158, see Note 11. Employee Benefit Plans to our consolidated financial statements.

Additionally, SFAS 158 requires companies to measure plan assets and obligations at their fiscal year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008 and will be effective for us in the fourth quarter of fiscal 2009. We are currently in the process of evaluating the effects of the measurement date provision of SFAS 158 on our consolidated results of operations, cash flows and financial position.
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
Reserves for Self-Insurance and Postretirement Benefits
We maintain insurance programs covering our exposure to workers’ compensation, general and vehicle liability and health care claims. Such programs include the retention of certain levels of risks and costs through high deductibles and other risk retention strategies. Reserves for these exposures are estimated for reported but unpaid losses, as well as incurred but not reported losses, for our retained exposures and are calculated based upon actuarially determined loss development factors and expected long-term medical cost trend rates, as well as other assumptions considered by management, including assumptions provided by our external insurance brokers, consultants and actuaries. The factors and assumptions used for estimating reserves are subject to change based upon historical experience, changes in expected cost and inflation trends, discount rates and other factors.
Derivative Instruments
Derivative instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, to the extent effective, depending on whether the derivative is designated and qualifies for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) during the current period. Changes in the fair value of derivative instruments recorded to accumulated other comprehensive income (AOCI) are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the change in fair value of a derivative instrument determined to be ineffective under the rules is recognized in current earnings. We record the fair market value of our derivatives based on widely available market quotes, as well as information supplied by independent third parties. See Note 9. Derivative Instruments to these consolidated financial statements regarding our derivative hedging activities.
Accumulated Other Comprehensive Income (Loss)
AOCI relates to revenue, expenses, gains and losses which we reflect in stockholders’ equity but exclude from net income. We reflect the effect of accounting for derivative instruments which qualify for cash flow hedge accounting and the effect of the accounting for pension and other postretirement obligations pursuant to SFAS No. 158 in AOCI. See Note 21. Comprehensive Loss to these consolidated financial statements for related disclosures.
Revenue Recognition
We recognize sales upon delivery of our products to the customer, net of estimated credits for dated and damaged products. These estimated credits are based upon historical experience and some actual return data.
Sales Incentives
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
Cost of Products Sold
Our cost of products sold consists of labor costs, ingredients, packaging, energy and other production costs. The primary ingredients used in producing our products are flour, sweeteners, edible oils, yeast, cocoa and the other ingredients used to produce our extended shelf life products.
Advertising and Promotion Costs
We record advertising and promotion costs in selling and delivery expenses. Advertising and promotion costs, through both national and regional media, are expensed in the period in which the costs are incurred. Such costs amounted to approximately $27.7 million, $35.8 million, and $35.1 million for fiscal 2007, 2006, and 2005, respectively.
Shipping and Handling Costs
We record shipping and handling costs in selling, delivery and administrative expenses. Such costs amounted to approximately $628.2 million, $695.6 million, and $736.8 million for fiscal 2007, 2006, and 2005, respectively.
Restructuring (Credits) Charges
Costs associated with an approved plan to materially change either the scope of our operations or the manner in which we conduct business are reported as restructuring charges in our consolidated statements of operations. These restructuring efforts include the closure of a bakery; the partial shut down of a bakery’s production; the closing of distribution and bakery outlet operations; relocation of bakery equipment, production or distribution to another facility; centralization of work effort and other organizational changes. See Note 14. Restructuring (Credits) Charges to these consolidated financial statements for related disclosures.
Long-term asset impairments related to restructurings are determined and recorded as described in the section above entitled, “Impairment of long-lived assets.” Subsequent gains and losses on the sale of such assets are also included in restructuring (credits) charges.
Reorganization Charges
Reorganization items are expense or income items that we incurred or realized because we are in bankruptcy. These items include professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings, loss accruals or gains or losses resulting from activities of the reorganization process, payroll related expenses to retain key employees during our reorganization, costs and claims, which stem from the rejection of leases, and interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities. See Note 15. Reorganization Charges to these consolidated financial statements for related disclosures.
Income Taxes
We account for income taxes using an asset and liability approach that is used to recognize deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax carrying amounts of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our tax accrual requirements are periodically adjusted based upon events impacting our anticipated tax liabilities, such as the closing of examinations by taxing authorities. These adjustments are charged or credited to income in the period in which the determination is made. See Note 16. Income Taxes to these consolidated financial statements for related disclosures.
Stock-Based Compensation
Effective June 4, 2006, we adopted the provisions of SFAS No. 123R (Revised 2004), Share-Based Payment (SFAS 123R), which amended SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and superseded Accounting Principles Board Opinion (APB Opinion) No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). SFAS 123R generally requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize the cost over the requisite service period. Prior to the adoption of SFAS 123R, we used the intrinsic value method prescribed in APB Opinion 25, and related interpretations in accounting for our 1996 Stock Incentive Plan, and therefore, no compensation expense was recognized for stock options issued under the Plan.
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
See Note 13. Stock-Based Compensation to these consolidated financial statements for related disclosures.
Earnings per Share
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the effect of all potential dilutive common shares, primarily stock options outstanding under our stock compensation plan and the impact of our 6% senior subordinated convertible notes. See Note 20. Earnings (Loss) Per Share to these consolidated financial statements for related disclosures.
Related Party Transactions
On September 21, 2004, we appointed Antonio C. Alvarez II as our Chief Executive Officer and John K. Suckow as our Executive Vice President and Chief Restructuring Officer. Messrs. Alvarez and Suckow, as employees of Alvarez & Marsal, or A&M, were designated as officers pursuant to a Letter Agreement. The terms and conditions of the Letter Agreement for services to be provided by A&M were approved by the Bankruptcy Court on October 25, 2004. Under the terms of the Letter Agreement, expenses incurred for the services provided by A&M for the years ended June 2, 2007, June 3, 2006, and May 28, 2005, excluding out-of-pocket expenses, were approximately $7.2 million, $9.8 million, and $8.6 million, respectively. Mr. Alvarez resigned in connection with the hiring of Craig D. Jung as our new CEO in February 2007. Mr. Suckow resigned as our Executive Vice President and Chief Restructuring Officer effective August 8, 2007. However, certain A&M employees are still providing services to us.
On July 18, 2005, we entered into a supplemental letter agreement with A&M (the Incentive Fee Agreement), which sets forth the manner in which A&M’s incentive compensation is to be calculated under the Letter Agreement. Pursuant to the Bankruptcy Court’s October 25, 2004 order, notice of the Incentive Fee Agreement was provided to certain interested parties in our bankruptcy. Upon agreement of such parties, the time to object to the Incentive Fee Agreement has been extended indefinitely. Therefore, absent consent of such parties, the Incentive Fee Agreement remains subject to Bankruptcy Court approval and, accordingly, its terms will not become effective until such consent or approval has been obtained. Pursuant to the Incentive Fee Agreement, A&M is entitled to incentive compensation to be based on five percent of our Total Enterprise Value (as defined in the Incentive Fee Agreement) in excess of $723 million. Total Enterprise Value consists of two components: (1) our total cash balance as of the effective date of our plan of reorganization, less the normalized level of cash required by us in the ordinary course of business, plus (2) either (a) the midpoint enterprise value set forth in the disclosure statement with respect to our plan of reorganization as confirmed by the Bankruptcy Court or (b) the aggregate consideration received by us in a sale. Under all circumstances other than a liquidation of our company (in which case A&M will have no guaranteed incentive compensation), A&M’s incentive compensation will be a minimum of $3.9 million, if approved by the Bankruptcy Court. The incentive compensation would, if approved, be payable upon the consummation of our plan of reorganization.

We purchase flour at market prices from Cereal Food Processors, Inc., a long-standing supplier, in the regular course of our business. A former director, who left the Board in January 2007, beneficially owns an approximately 10% equity interest in Cereal Food Processors. Our flour purchases from Cereal Food Processors totaled approximately $96.7 million, $85.5 million, and $87.5 million for fiscal 2007, 2006, and 2005, respectively.
In October 2006, The Andersons, Inc. was the successful bidder in a live auction we held to sell a purchase option we controlled as to 89 railcars we leased. Michael J. Anderson, a current director, is the President and Chief Executive Officer of The Andersons, Inc. We issued Request for Bids to eight railcar lessors, one of which was The Andersons, Inc. Seven bidders submitted bids. In the arms-length bidding process, each of the seven bidders was required to submit a bid that included specific terms, including buying our purchase option, immediately exercising the purchase option, purchasing the railcars, and thereafter leasing the railcars to our flour suppliers for a specified period of time. We held a live identity-preserved auction with the top three bidders, and The Andersons, Inc. was the highest bidder. The auction process and results were approved by the bankruptcy court in November 2006. The Andersons, Inc. paid IBC approximately $1.2 million for the right to exercise the purchase option with the lessor, all of which IBC recorded as other income in the second quarter of fiscal 2007.
Contingencies
Various lawsuits, claims and proceedings are pending against us. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. See Note 17. Commitments and Contingencies to these consolidated financial statements for related disclosures.
Newly Adopted Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board Opinion (APB Opinion) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However, if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. SFAS 154 was effective for us in the first quarter of fiscal 2007. The implementation of SFAS 154 did not have a significant impact on our consolidated results of operations, cash flows and financial position.
In December 2004, the FASB issued SFAS 123R, which amended SFAS 123 and superseded APB Opinion 25. In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123R, which became effective for public companies as of the first interim or annual reporting period of the registrant’s first fiscal year that began after June 15, 2005. Under the new rule, SFAS 123R became effective for us in the first quarter of fiscal 2007. See Note 13. Stock-Based Compensation to these condensed consolidated financial statements for related disclosures.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 is effective for fiscal years beginning after June 15, 2005, and was effective for us in the first quarter of fiscal 2007. SFAS 151 amends the previous guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Previous rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be “so abnormal” as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The implementation of SFAS 151 did not have a significant impact on our consolidated results of operations, cash flows and financial position.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). This statement requires that we recognize the overfunded or underfunded status of our defined benefit pension and other postretirement benefit plans as an asset or liability on our fiscal year-end balance sheet. Subsequent changes in the funded status will be recognized in comprehensive income in the year in which they occur. We adopted the recognition and disclosure requirements of SFAS 158 in the fourth quarter of fiscal 2007. In accordance with SFAS 158, prior year amounts have not been adjusted. For further information regarding the impact of the adoption of the recognition and disclosure requirements of SFAS 158, see Note 11. Employee Benefit Plans to our consolidated financial statements.
Additionally, SFAS 158 requires companies to measure plan assets and obligations at their fiscal year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008 and will be effective for us in the fourth quarter of fiscal 2009. We are currently in the process of evaluating the effects of the measurement date provision of SFAS 158 on our consolidated results of operations, cash flows and financial position.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements (SAB 108), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006 and was adopted by us in the fourth quarter of fiscal 2007. The implementation of SAB 108 did not have a significant impact on our consolidated results of operations, cash flows and financial position.
In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the tax amounts. The guidance is effective for interim and annual reporting periods beginning after December 15, 2006, which was adopted by us in the fourth quarter of fiscal 2007. We present retail sales net of sales taxes collected. The implementation of EITF 06-3 did not impact our method for recording these sales taxes in our consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and is effective for us at the beginning of fiscal 2009. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We are currently in the process of evaluating the effects of the adoption of SFAS 159 on our consolidated results of operations, cash flows and financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and will be effective for us in the first quarter of fiscal 2009. We are currently in the process of evaluating the effects of the adoption of SFAS 157 on our consolidated results of operations, cash flows and financial position.

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
3. Property and Equipment
Property and equipment consists of the following:

	June 2,	June 3,
	2007	2006
	(dollars in thousands)
Land and buildings (lives ranging from 10 to 35 years)	$390,147	$390,573
Machinery and equipment (lives ranging from 4 to 15 years)	865,398	931,408

	1,255,545	1,321,981
Less accumulated depreciation	(713,820)	(720,880)

	$541,725	$601,101

In fiscal 2007, based upon our historical results of operations and the availability of newly projected financial information, we tested our long-lived assets for recoverability. The results of our testing indicated that the fair value of our long-lived assets exceeded the carrying value of the related assets. However, based upon planned usage, we recorded an adjustment to the carrying value of one facility which resulted in an impairment loss of approximately $1.4 million. In fiscal 2006, the results of our testing for recoverability of our long-lived assets indicated that the carrying value of one of our asset groups exceeded our estimate of related fair value. Accordingly, we recorded an impairment loss of approximately $4.8 million related to the machinery and equipment in that asset group.
Depreciation expense was approximately $69.5 million, $75.7 million, and $87.0 million for fiscal 2007, 2006, and 2005, respectively.
Included in depreciation and amortization expense is approximately $51.0 million, $59.7 million, and $70.2 million in fiscal 2007, 2006, and 2005, respectively, that relates to property and equipment used in our production process.
4. Assets Held for Sale
We continue our efforts to address revenue declines, cost structure and productive capacity in our physical facilities and where logical, we review the need to close facilities and consolidate operations. Total assets held for sale at June 3, 2006 amounted to approximately $11.9 million. Approximately $10.0 million of these assets were sold during fiscal 2007, while one property valued at approximately $1.9 million remained at June 2, 2007. This property was sold in the first quarter of fiscal 2008. Also, in fiscal 2007, additional excess assets amounting to approximately $5.3 million were identified and reclassified to assets held for sale with $0.1 million of such assets remaining at June 2, 2007.
Net gains realized on the sale of our assets held for sale amounted to approximately $7.9 million, $59.1 million and $2.0 million for fiscal 2007, 2006 and 2005, respectively. Substantially all of the net gains realized in fiscal 2007 and 2006 relate to restructuring activities and are classified as long-lived asset credits to our restructuring charges, see Note 14. Restructuring (Credits) Charges.

5. Lease Obligations
In the normal course of business, we enter into leases for office, transportation and delivery equipment as well as real estate used for both our retail outlets and as depots and warehouses in our distribution system. Future minimum lease payments under both operating and capital leases (exclusive of taxes, insurance, and all leases rejected as part of our reorganization process under our Chapter 11 proceedings as of June 2, 2007) are as follows:

Fiscal Years Ending	Capital Leases	Operating Leases
	(dollars in thousands)
2008	$1,219	$22,360
2009	967	11,736
2010	825	4,893
2011	663	2,641
2012	478	1,483
Thereafter	768	1,530

Total minimum lease payments	4,920	$44,643

Amounts representing interest	(1,162)

Present value of minimum lease payments	3,758
Less: Capital lease obligations, short-term	(3,758)

Capital lease obligations, long-term	$—

Net rental expense under operating leases was approximately $46.4 million, $54.4 million, and $66.2 million for fiscal 2007, 2006, and 2005, respectively. Some of the operating leases contain renewal options for varying periods. Certain leases provide us with an option to acquire the related equipment at a fair market value during or at the end of the lease term.
At June 2, 2007, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, on its effective date required us to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. At June 2, 2007, the maximum potential liability for all guaranteed lease residual values was $5.9 million, including amounts guaranteed prior and subsequent to the effective date of $2.4 million and $3.5 million, respectively. At June 2, 2007 and June 3, 2006, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of approximately $0.1 million and $0.2 million, respectively.
Certain of our leases for retail outlets and depots and warehouses in our distribution system are classified as capital leases. Included in land and buildings we had approximately $9.0 million and $9.6 million of asset cost under capital lease and related accumulated depreciation of approximately $6.0 million and $5.5 million at June 2, 2007 and June 3, 2006, respectively.
6. Other Intangible Assets
In fiscal 2007 and 2006, our annual impairment testing of our other intangible assets indicated that no reduction in our carrying value was required.
During the first quarter of fiscal 2005, we tested our goodwill and other intangible assets for possible impairment following the guidance provided by SFAS No. 142, Goodwill and Other Intangible Assets, due to our declining operating profits and liquidity issues resulting from a decrease in sales, a high fixed cost structure, rising employee health care and pension costs and higher costs for ingredients and energy. From the results of our testing, we determined that our goodwill was fully impaired. Accordingly, we took a charge to expense during fiscal 2005 in the pre-tax amount of $215.3 million to eliminate our goodwill.
Additionally, in fiscal 2005, as a result of our restructuring and reorganization activities subsequent to our filing for bankruptcy, we further tested certain of our intangible assets for possible impairment. Such further testing revealed that certain of our other intangible assets were also impaired. A pre-tax impairment charge for $23.2 million was taken on certain of our indefinite lived assets and a pre-tax impairment charge of $3.9 million was taken on other finite lived assets. These charges resulted from plant closures and other activities which impaired the value of certain of our trademarks and trade names.
Goodwill and other intangible assets consist of the following:

	June 2,	June 3,
	2007	2006
	(dollars in thousands)
Intangible assets with indefinite lives (generally trademarks and trade names)
Gross carrying amount	$157,471	$157,471

Intangible assets with finite lives
Gross carrying amount	$13,854	$13,854
Less:
Accumulated amortization	(11,086)	(10,197)

Net carrying amount	$2,768	$3,657

Intangible amortization expense for fiscal 2007, 2006, and 2005 was approximately $0.9 million, $0.9 million, and $1.3 million, respectively. Of these amounts, $0.8 million for each year was recorded as a reduction of net sales, with the remainder recorded to amortization expense in the consolidated statements of operations. Intangible amortization for each of the subsequent five fiscal years is estimated at $0.9 million for 2008, $0.8 million for 2009, $0.4 million for 2010, and $49,000 for 2011 and 2012, with virtually all amortization through 2010 recorded as a reduction of net sales.
7. Debt
Long-term debt consists of the following:

	June 2,	June 3,
	2007	2006
	(dollars in thousands)
Secured
Post-petition credit agreement	$—	$—
Senior secured credit facility – pre-petition	447,757	489,817
Unsecured
6% senior subordinated convertible notes – pre-petition	99,999	100,000
Capital lease converted to pre-petition debt	6,125	6,125
Capital leases
Real estate	3,758	5,065

	557,639	601,007
Less:
Current portion	(451,515)	(494,882)
Pre-filing date claims included in liabilities subject to compromise	(106,124)	(106,125)

Long-term debt	$—	$—

Post-Petition Credit Agreement
On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (the DIP Facility) which provides for a $200.0 million commitment (the Commitment) of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility originally provided for a secured revolving line of credit through September 22, 2006, which date has been extended to February 9, 2008 pursuant to the ninth amendment. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount up to $150.0 million (increased from the original limitation of $75.0 million as a result of prior amendments) of which $109.7 million was utilized at June 2, 2007. These letters of credit were partially collateralized by approximately $15.1 million of restricted cash at June 2, 2007 as required by the DIP Facility. We pay fees of 3.0% on the balance of all letters of credit outstanding under the DIP Facility. The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. Interest on borrowings under the DIP Facility is at either the alternate base rate (as defined in the DIP Facility) plus 1.75%, or, at our option, the London Interbank Offered Rate (LIBOR) plus 2.75%. We also pay a commitment fee of 0.50% on the unused portion of the DIP Facility. Interest is payable monthly in arrears. As of June 2, 2007, there were no borrowings outstanding under the DIP Facility and we had $90.3 million available under the DIP Facility (of which up to $40.3 million could be used for the issuance of additional letters of credit).
The DIP Facility subjects us to certain obligations, including the delivery of financial statements, cash flow forecasts, operating budgets and a strategic business plan at specified intervals and cumulative minimum EBITDA covenants. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (1) the conversion of any of the bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (2) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (3) a change of control (as defined in the DIP Facility); (4) an order of the Bankruptcy Court permitting holders of security interests to foreclose on the debt on any of our assets which have an aggregate value in excess of $1.0 million; and (5) the entry of any judgment in excess of $1.0 million against us, the enforcement of which remains unstayed. At June 2, 2007, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
In fiscal 2007, we completed three amendments to the DIP Facility. The seventh amendment, dated June 28, 2006, extended the suspension period established by the fifth amendment from June 3, 2006 through July 29, 2006. On August 25, 2006 the eighth amendment became effective, which extended the maturity date of the DIP Facility to June 2, 2007 and made certain other financial accommodations, including (1) increased the sub-limit for the issuance of letters of credit to $150.0 million from $125.0 million; (2) extended the period for delivery of financial statements; (3) reset the maximum capital expenditures covenant levels; and (4) amended the minimum cumulative consolidated EBITDA amounts. In addition, the eighth amendment contained a provision that allowed us to use for general corporate purposes fifty percent of the restricted cash previously unavailable to us, with the remaining fifty percent going to partially repay our senior pre-petition loans. The total amount of such restricted cash including interest earned subject to the eighth amendment was approximately $90.7 million at August 25, 2006. On February 16, 2007, we completed the ninth amendment which amended and restated the DIP Facility and among other things extended the maturity date to February 9, 2008, adjusted the eligible real property and finished goods components of the borrowing base, amended the minimum cumulative consolidated EBITDA amounts, limited the amount of cash restructuring charges incurred to $10.0 million and added covenant levels for the extension of the DIP Facility.
Senior Secured Credit Facility
During fiscal year 2002, we entered into a $900.0 million Senior Secured Credit Facility agreement with a syndicate of banks and institutional lenders which includes (1) a five-year $375.0 million tranche A term loan, repayable in quarterly installments; (2) a six-year $125.0 million tranche B term loan, repayable in quarterly installments; (3) a six-year $100.0 million tranche C term loan, repayable in quarterly installments; and (4) a five-year $300.0 million revolving loan, or the revolver, which allowed for up to $215.0 million for letters of credit. At June 2, 2007, we owed $173.5 million, $111.0 million, $89.7 million and $73.6 million under the tranche A, tranche B, tranche C and the revolver, respectively. At June 2, 2007, outstanding letters of credit aggregated $101.5 million. At June 2, 2007, there was no availability for additional borrowing or issuance of letters of credit under the revolver. The Senior Secured Credit Facility is secured by all accounts receivable and a majority of owned real property, intellectual property and equipment. Interest on borrowings is at either the ABR (as defined in the Senior Secured Credit Facility) plus 3.0%, 3.25%, 3.0%, and 2.5% for tranche A, tranche B, tranche C, and the revolver, respectively, or at our option LIBOR plus 4.0%, 4.25%, 4.0%, and 3.5% for tranche A, tranche B, tranche C, and the revolver, respectively. Interest on the outstanding borrowings at June 2, 2007 was 9.4%, 9.6%, 9.4%, and 8.9% for tranche A, tranche B, tranche C, and the revolver, respectively. We also pay a facility fee of 0.50% on the revolving credit facility commitment (currently in the amount of $175.1 million). At June 2, 2007 we had $101.5 million in letters of credit outstanding. We pay fees ranging from 3.625% to 4.0% on the balance of all letters of credit outstanding under the Senior Secured Credit Facility.
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
Other Matters
At June 2, 2007 and June 3, 2006, we have classified all of our debt as payable within one year due to various defaults under the related credit agreements including our Chapter 11 filing on September 22, 2004. Under the bankruptcy code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, such commitments may not reflect actual cash outlays in the future period.
We have classified the 6% senior subordinated convertible notes and certain capital leases which were converted to pre-petition debt, all of which are unsecured, as liabilities subject to compromise and, in accordance with the guidance provided by SOP 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code, we have suspended the accrual of interest on this debt.
We believe, based upon the variable nature of our interest terms, that the carrying value of our Senior Secured Credit Facility as of June 2, 2007 and June 3, 2006 approximated fair value. Since our 6% Subordinated Convertible Notes are classified as liabilities subject to compromise and the interest accrual has been suspended, there is no reasonable method to determine the fair value of these notes at June 2, 2007 and June 3, 2006.
During fiscal 2007, we incurred approximately $2.0 million in debt fees associated with the eighth and ninth amendments of the DIP Facility. In fiscal 2006, we incurred approximately $0.7 million in debt fees associated with the fifth and sixth amendments of the DIP Facility. Our debt fees are classified as other assets in the consolidated balance sheets and are being amortized as interest expense over the term of the respective debt agreements.

8. Accrued Expenses and Other Liabilities
Included in accrued expenses are the following:

	June 2,	June 3,
	2007	2006
	(dollars in thousands)
Self-insurance reserves	$76,500	$74,882
Payroll, vacation and other compensation	68,760	66,560
Current portion of obligations under pension and postretirement plans (See Note 11. Employee Benefit Plans)	40,166	43,245
Taxes other than income	14,495	25,509

Included in other liabilities are the following:

	June 2,	June 3,
	2007	2006
	(dollars in thousands)
Self-insurance reserves	$128,487	$131,421
Obligations under pension, postretirement and SERP plans (See Note 11. Employee Benefit Plans)	94,893	126,477
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
Historically, the majority of our derivative instruments related to wheat and natural gas have been designated and qualify as cash flow hedges under SFAS No. 133. The wheat instruments are designated as cash flow hedges under the long-haul method, which requires us to evaluate the effectiveness of the hedging relationships on an ongoing basis and to recalculate changes in fair value of the derivatives and the related hedged items independently. Unrealized gains or losses on cash flow hedges are recorded in AOCI, to the extent the cash flow hedges are effective, and are reclassified to cost of products sold in the period in which the hedged forecasted transaction impacts earnings. For hedges of future commodities needs, earnings are impacted when our products are produced.
We also enter into commodity derivatives, principally wheat, corn, soybean oil, and heating oil, in which we do not elect to apply hedge accounting. Realized and unrealized gains or losses on these positions are recorded in the consolidated statements of operations in cost of products sold or selling, delivery and administrative expenses as appropriate.
Derivative commodity instruments accounted for under SFAS No. 133 are subject to mark-to-market accounting, under which changes in the market value of outstanding commodities are recognized as unrealized gains or losses in the consolidated statements of operations or AOCI in the period of change. We record the fair market value of our derivatives based on widely available market quotes, as well as information supplied by independent third parties.
During fiscal 2007 and 2006, we did not elect to apply hedge accounting for any of our derivative commodity purchases and all such derivatives were marked-to-market through cost of products sold or selling, delivery and administrative expenses as appropriate. At June 2, 2007, the fair value of our commodity derivatives was de minimis based upon widely available market quotes. At June 3, 2006, the fair value of our commodity derivatives was a loss of approximately $0.1 million based upon widely available market quotes. There was no derivative activity in AOCI for fiscal 2007. The only derivative activity in AOCI for fiscal 2006 was the reclassification to cost of products sold of amounts in AOCI at fiscal 2005 year end.
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
On December 14, 2004, the Court entered an Order establishing March 21, 2005 as the last date for all persons and entities holding or wishing to assert bankruptcy claims against the Company or one of its subsidiaries to file a proof of claim form. As of August 1, 2007, we have received approximately 9,150 claims, some of which have been filed after the deadline established by the court. We continue to evaluate all claims asserted in the bankruptcy proceedings and file periodic motions with the court to reject, modify, liquidate or allow such claims. In addition, we may receive additional claims resulting from, among other things, the future rejection of executory contracts since the deadline to file a claim resulting from a contract rejection is a function of when such contracts are formally rejected. Amounts that we have recorded may, in certain instances, be different than amounts asserted by our creditors and remain subject to reconciliation and adjustment.
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain tax and other claims. We also have suspended the accrual of interest on the unsecured 6% senior subordinated convertible notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. The cumulative contractual unrecorded interest at June 2, 2007 on these obligations was approximately $16.1 million. The unrecorded interest expense for fiscal 2007, 2006, and 2005 on these obligations was approximately $6.0 million, $6.0 million, and $4.1 million, respectively. See Note 7. Debt to these consolidated financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.
The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheet:

	June 2,	June 3,
	2007	2006
	(dollars in thousands)
Accounts payable	$130,732	$129,951
Taxes payable	5,741	7,966
Retirement obligations (SERP and deferred compensation)	15,063	14,598
Legal reserve	13,819	12,910
Interest bearing debt and capital leases	106,124	106,125
Other	19,074	15,530

	$290,553	$287,080

Liabilities subject to compromise for taxes payable decreased during fiscal 2007 principally due to obtaining resolution of certain pre-petition tax obligations for amounts less than we had previously recorded.
The increase in other liabilities subject to compromise primarily reflects an increase of $2.2 million related to the settlement of various insurance claims and an increase of $0.9million related to additional leases rejected in our bankruptcy proceedings.

11. Employee Benefit Plans
Adoption of SFAS 158
On June 2, 2007, we adopted SFAS 158 which requires that we recognize the overfunded or underfunded status of our defined benefit pension and postretirement health and life plans as an asset or liability on our fiscal year-end balance sheet, which resulted in a net credit in AOCI of $33.4 million, net of a tax effect of $12.5 million entirely offset by a reduction in the valuation allowance. Subsequent changes in the funded status will be recognized in comprehensive income in the year in which they occur. SFAS 158 also requires that beginning in fiscal 2009, our assumptions used to measure our annual pension and postretirement expenses be determined as of the fiscal year-end balance sheet date, and all plan assets and liabilities be reported as of that date. In accordance with SFAS 158, prior year amounts have not been adjusted.
The following illustrates the incremental effect of applying SFAS 158 on individual line items on our balance sheet as of June 2, 2007:

	Before		After
	Application	SFAS 158	Application
	of SFAS 158	Adjustments	of SFAS 158
		(dollars in thousands)
Assets
Other assets	$29,307	$(1,714)	$27,593
Total assets	1,083,106	(1,714)	1,081,392

Liabilities
Other liabilities	271,928	(35,162)	236,766
Total liabilities not subject to compromise	1,144,742	(35,162)	1,109,580

Stockholders’ deficit
Accumulated other comprehensive income (loss)	(3,228)	33,448	30,220
Total stockholders’ deficit	(352,189)	33,448	(318,741)
American Bakers Association Retirement Plan
In December, 2004, we began a review with respect to the proper accounting treatment for the American Bakers Association Retirement Plan, or ABA Plan, in light of newly identified information. Prior to our restructuring efforts, approximately 900 active IBC employees participated under the pension plan, although the number of active employees has significantly decreased as a result of the restructuring to approximately 330 active employees in the ABA Plan as of June 2, 2007. We had previously accounted for the ABA Plan as a multi-employer plan, which resulted in recognition of expense in the amount of our actual contributions to the ABA Plan but did not require recognition of any service cost or interest cost or for the Company to record any minimum pension benefit obligation on our balance sheet.
Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of June 2, 2007, we have recorded a net pension benefit obligation liability of approximately $68.2 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
As a result of a request made by us and the Kettering Baking Company, another participating employer in the ABA Plan, the PBGC, which is the federal governmental agency that insures and supervises defined benefit pension plans, revisited its 1979 determination that the ABA Plan was an aggregate of single employer plans and after reviewing the status of the ABA Plan, on August 8, 2006, made a final determination that the ABA Plan is a multiple employer plan under ERISA. On August 9, 2006, we filed a lawsuit in Bankruptcy Court seeking enforcement of the PBGC’s determination, but there can be no assurance as to whether we will obtain such enforcement or the amount of any reduction to our net benefit obligation liability. Accordingly, due to the lack of a definitive resolution of this uncertainty prior to the end of the fiscal periods presented herein, as noted above we have continued to reflect our interests in the ABA Plan as an aggregate of single employer plans.
We believe that treatment of the ABA Plan as a multiple employer plan will result in a significant reduction in our net pension benefit obligation with respect to our employee participants from that which is reflected in the table below. The ultimate outcome of this uncertainty cannot presently be determined.
Since January 2006, we have not made required quarterly minimum funding contributions in the amount of approximately $20.8 million to the ABA Plan and have filed, or are in the process of filing, the necessary reports with the PBGC reporting such non-payment. In addition, since June 2006, we have received notice of corrective contributions under the single employer plan assumption totaling approximately $14.7 million, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less if the ABA Plan is a multiple employer plan than the amounts assessed by the ABA Plan on their assumption that the plan was an aggregate of single employer plans.
The ABA Plan’s net benefit obligation liability is recorded in other liabilities except for the current portion of $35.5 million and $37.5 million for June 2, 2007 and June 3, 2006, respectively, which is recorded in accrued expenses. The current portion at June 2, 2007 represents requested unpaid amounts at that date.
The following tables detail our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
Using an actuarial measurement date of May 31, selected financial information for the ABA Plan is as follows:

	June 2,	June 3,
	2007	2006
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$55,543	$59,806
Service cost	1,131	1,579
Interest cost	3,364	3,208
Actuarial (gain) loss	4,251	(4,469)
Benefits paid and expenses	(3,824)	(3,405)
Curtailment gain	—	(1,176)

Benefit obligation at end of year	$60,465	$55,543

Change in Fair Value of Negative Plan Assets
Fair value of plan assets at beginning of year	$(2,750)	$(2,444)
Actual return on plan assets	(1,586)	838
Employer contributions	445	2,261
Benefits paid and expenses	(3,824)	(3,405)

Fair value of negative plan assets at end of year	$(7,715)	$(2,750)

Funded Status	$(68,180)	$(58,293)

Amounts Recognized in the Balance Sheet
Accrued liabilities	$(35,468)	$(37,500)
Other liabilities	(32,712)	(20,793)

Net amount recognized	$(68,180)	$(58,293)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)	$—	$—

The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for the ABA Plan:

	Fifty-Two		Fifty-Two
	Weeks	Fifty-Three	Weeks
	Ended	Weeks Ended	Ended
	June 2,	June 3,	May 28,
	2007	2006	2005
Weighted-average actuarial assumptions
Liability discount rate	6.1%	6.3%	5.5%
Expense discount rate (immediate recognition)	6.1%	6.3%	5.5%
Expected return on plan assets	7.5%	7.5%	7.5%
Rate of compensation increase	N/A	N/A	N/A
Cost of living	3.0%	3.0%	3.0%

The components of the pension (credit) expense for the ABA Plan as an aggregate of single employer plans are as follows:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	June 2,	June 3,	May 28,
	2007	2006	2005
	(dollars in thousands)
Service cost	$1,131	$1,579	$2,051
Interest cost	3,364	3,208	3,252
Expected return on negative plan assets	365	248	398
Recognition of
Prior service cost	—	—	423
Actuarial (gain) loss	5,473	(5,555)	7,708

Total periodic pension (credit) cost	10,333	(520)	13,832
Curtailment gain	—	(1,176)	(2,641)

Net pension (credit) expense	$10,333	$(1,696)	$11,191

The ABA Plan is invested in a diversified portfolio of securities. The plan asset categories as of June 2, 2007 are as follows: domestic equities 61.5%, fixed income 38.0% and cash and cash equivalents 0.5%.
Based upon historical returns, current asset mix and the target asset allocation as determined by the plan’s trustees, we have used a weighted average expected return on plan assets of 7.5%.
The status of future employer contributions is currently unknown. Our estimated future benefit payments required under the ABA Plan are as follows:

Fiscal Years Ending	(dollars in thousands)

Benefit payments
2008	$3,790
2009	3,833
2010	3,874
2011	3,893
2012	3,962
2013-2017	20,419

Defined Benefit Pension Plan, Postretirement Health and Life Plans, and Supplemental Executive Retirement Plan
Defined Benefit Pension Plan
In addition to the ABA Plan, we maintain a defined benefit pension plan to benefit certain union and nonunion employee groups, with participation generally resulting from business acquisitions. The defined benefit pension plan has approximately 270 active participants at June 2, 2007.
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
Most union employees who have bargained into our company-sponsored postretirement health care and life plans are generally eligible for coverage under the plan beginning between ages 55 to 60, with 10 to 20 years of service. Most of the plans require contributions by retirees and spouses and a limited number of participants have supplemental benefits after Medicare eligibility.
Supplemental Executive Retirement Plan
We established a Supplemental Executive Retirement Plan (SERP) effective June 2, 2002. The SERP provided retirement benefits to certain officers and other select employees. The SERP is a non-tax qualified mechanism, which was intended to enhance our ability to retain the services of certain employees. The benefits were limited to a maximum of 1.8% of a participant’s final average salary multiplied by the years of credited service up to twenty years. In fiscal 2003, we entered into a rabbi trust agreement to hold the assets of the SERP for our participating employees. Included in other assets on the consolidated balance sheet as of June 2, 2007 and June 3, 2006 is approximately $6.2 million and $5.9 million, respectively, of restricted assets held in the rabbi trust.
Subsequent to our bankruptcy filing, we suspended the SERP as of November 11, 2004. The related suspension of payments and accruals of service credit under our SERP resulted in a net curtailment loss of approximately $10.3 million, which included a curtailment loss related to the write-off of prior service costs of approximately $12.4 million and a curtailment gain of approximately $2.1 million resulting from the reduction in the salary increase assumption to zero. An additional $1.5 million of the curtailment gain was offset to the actuarial loss not yet recognized at the date of the plan suspension. Approximately $11.1 million and $10.6 million representing the portion of the SERP liability, at June 2, 2007 and June 3, 2006, respectively, attributable to retired participants has been reclassified to liabilities subject to compromise.

Selected Financial Information
Selected financial information using an actuarial measurement date of March 31 for the Defined Benefit Pension Plan and SERP and May 31 for the Postretirement Health and Life Plans is as follows:

	Pension		Postretirement		SERP
	June 2,	June 3,	June 2,	June 3,	June 2,	June 3,
	2007	2006	2007	2006	2007	2006
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$70,490	$68,722	$58,345	$63,213	$23,822	$22,573
Service cost	924	904	1,069	1,444	—	—
Interest cost	3,968	4,038	3,374	3,391	1,370	1,354
Participant contributions	55	61	1,776	2,134	—	—
Actuarial (gain) loss	(1,723)	1,812	(3,929)	(4,113)	(2,129)	(105)
Benefits paid and expenses	(4,790)	(5,047)	(6,394)	(7,724)	—	—

Benefit obligation at end of year	$68,924	$70,490	$54,241	$58,345	$23,063	$23,822

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$65,971	$59,174	$—	$—	$—	$—
Actual return on plan assets	7,024	10,500	—	—	—	—
Employer contributions	—	1,283	—	—	—	—
Participant contributions	55	61	—	—	—	—
Benefits paid and expenses	(4,790)	(5,047)	—	—	—	—

Fair value of plan assets at end of year	$68,260	$65,971	$—	$—	$—	$—

Reconciliation of Funded Status
Funded Status	$(664)	$(4,519)	$(54,241)	$(58,345)	$(23,063)	$(23,822)
Unrecognized net actuarial (gain) loss	—	7,335	—	20,517	—	(666)
Unrecognized prior service cost	—	1,990	—	(55,872)	—	—
Minimum liability adjustment	—	(8,668)	—	—	—	—

Net pension liability	$(664)	$(3,862)	$(54,241)	$(93,700)	$(23,063)	$(24,488)

Amounts Recognized in the Balance Sheet
Other assets	$—	$1,990	$—	$—	$—	$—
Accrued liabilities	—	—	(4,698)	(5,745)	—	—
Other liabilities	(664)	(3,862)	(49,543)	(87,955)	(11,974)	(13,867)
Liabilities subject to compromise	—	—	—	—	(11,089)	(10,621)

Net amount recognized	$(664)	$(1,872)	$(54,241)	$(93,700)	$(23,063)	$(24,488)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Net actuarial gain (loss)	$(3,958)	$—	$(15,598)	$—	$2,795	$—
Prior service credit (cost)	(1,714)	—	48,480	—	—	—
Minimum pension liability	—	6,678	—	—	—	—

Total	$(5,672)	$6,678	$32,882	$—	$2,795	$—

The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for the plans:

	Pension			Postretirement			SERP
	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-
	Two	Three	Two	Two	Three	Two	Two	Three	Two
	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	June 2,	June 3,	May 28,	June 2,	June 3,	May 28,	June 2,	June 3,	May 28,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(dollars in thousands)
Weighted-average actuarial assumptions
Liability discount rate	6.0%	5.8%	6.0%	6.1%	6.3%	5.5%	6.0%	5.8%	6.0%
Expense discount rate	5.8%	6.0%	6.0%	6.3%	5.5%	6.5%	5.8%	6.0%	6.0%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.5%	4.5%	4.5%	N/A	N/A	N/A	N/A	N/A	N/A

The components of net periodic benefit cost (credit) are as follows:

	Pension			Postretirement			SERP
	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-
	Two	Three	Two	Two	Three	Two	Two	Three	Two
	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	June 2,	June 3,	May 28,	June 2,	June 3,	May 28,	June 2,	June 3,	May 28,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(dollars in thousands)
Service cost	$924	$904	$673	$1,069	$1,444	$2,773	$—	$—	$462
Interest cost	3,968	4,038	3,728	3,374	3,391	4,840	1,370	1,354	1,494
Expected return on plan assets	(5,402)	(4,885)	(4,347)	—	—	—	—	—	—
Amortization of prior service cost (credit)	275	285	173	(7,392)	(7,392)	(6,644)	—	—	1,259
Recognized net actuarial loss	32	542	200	990	1,308	1,619	—	—	58

	(203)	884	427	(1,959)	(1,249)	2,588	1,370	1,354	3,273
Curtailment (gain) loss	—	—	—	—	—	(4,272)	—	—	10,341

Net periodic benefit cost (credit)	$(203)	$884	$427	$(1,959)	$(1,249)	$(1,684)	$1,370	$1,354	$13,614

The estimated amount that will be amortized from AOCI into net periodic benefit cost in fiscal 2008 is as follow:

	Pension	Postretirement	SERP
	(dollars in thousands)
Net actuarial (gain) loss	$—	$829	$(72)
Prior service cost (credit)	272	(7,392)	—

Total estimated 2008 amortization	$272	$(6,563)	$(72)

Future Funding and Benefit Payments
Our estimated future cash flows are as follows:

Fiscal Years Ending	Pension	Postretirement	SERP
	(dollars in thousands)
Employer contributions (reduced by expected participant contributions)
2008	$—	$4,698	(A	)

Benefit payments
2008	$4,497	$6,341	(A	)
2009	4,529	5,938	(A	)
2010	4,573	5,594	(A	)
2011	4,610	5,537	(A	)
2012	4,685	5,421	(A	)
2013-2017	24,692	27,329	(A	)

(A)	Due to the suspension of the SERP, we are not currently contributing funds to the rabbi trust or paying benefits to retirees. Future contributions and benefit payments are dependent on the disposition of the plan in conjunction with the bankruptcy reorganization plan.
Defined Benefit Pension Plan Assets
The defined benefit pension plan is invested in a diversified portfolio of securities. The plan asset allocation as of the plan measurement date and target asset allocations are as follows:

		Percentage of Plan Assets
		at the Measurement Date
	Target	June 2,	June 3,
	Allocation	2007	2006
Equity securities	78.0%	77.6%	77.0%
Debt securities	22.0	21.2	21.2
Cash and cash equivalents	—	1.2	1.8

Total	100.0%	100.0%	100.0%

Postretirement Health Care Cost Trend Rates
The assumed health care cost trend rate, used in determining postretirement benefits, at the measurement date is as follows:

	June 2,	June 3,
	2007	2006
Health care cost trend rate for next year	10.0%	9.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	6.0%	5.5%
Year the rates reach the ultimate trend rate	2015	2014

Assumed health care cost trend rates affect the amounts reported for the postretirement life and health plan. A one-percentage-point change in the assumed health care cost trend rate would have the following effect:

	1%	1%
	Increase	Decrease
	(dollars in thousands)
Effect on total of service and interest cost	$184	$(161)
Effect on postretirement benefit obligation	5,136	(4,636)
Employee Stock Purchase Plan
On September 21, 2004, in conjunction with our bankruptcy filing, we terminated our 1991 Employee Stock Purchase Plan. The Plan was noncompensatory, which allowed all eligible employees to purchase our common stock.
Defined Contribution Retirement Plans
We sponsor defined contribution retirement plans for eligible employees not covered by union plans. The Company sponsored plan for union employees provides for matching and unmatched company contributions as required by collective bargaining agreements for certain union groups which have bargained into the plan. The Company sponsored plan for nonunion employees generally provides for voluntary employee contributions, matching Company contributions (based on voluntary employee salary reductions) plus a discretionary Company profit-driven contribution. We did not, nor do we intend to, make the discretionary Company contribution under our nonunion defined contribution retirement plan for calendar years 2007, 2006 and 2005. Retirement expense related to this plan was approximately $4.3 million, $5.2 million and $0.2 million for fiscal 2007, 2006, and 2005, respectively. Fiscal 2005 retirement expense reflects a $5.0 million reversal of amounts accrued during fiscal 2004 related to the decision during fiscal 2005 to forgo the calendar year 2004 discretionary Company contribution.
Negotiated Multi-Employer Pension Plans
Approximately 82% of our employees are covered by collective bargaining agreements. We contribute to 42 multi-employer pension plans on behalf of employees covered by our collective bargaining agreements. The Bakery and Confectionery Union and Industry International Pension Fund, which covers the largest number of our union employees, provides retirement benefits to approximately 9,100 of our total employees. Our collective bargaining agreements determine the amount of annual contributions we are required to make to the multi-employer pension plans in which our union employees participate. The pension plans provide defined benefits to retired participants and, in some cases, their beneficiaries. The multi-employer plans are managed by trustees, who are appointed by management of the employers participating in the plans (including our company, in some cases) and the affiliated unions, who have fiduciary obligations to act prudently and in the best interests of the plan’s participants. We recognize as net pension cost contractually required contributions and special periodic assessments, and recognize as a liability any contribution due or unpaid. Expense for these plans was approximately $115.7 million, $125.8 million and $133.5 million for fiscal 2007, 2006, and 2005, respectively. Based on the most recent information available to us, we believe that certain of the multi-employer pension plans to which we contribute are substantially underfunded and that our contribution obligations to such plans may increase due to pension reform legislation enacted in August 2006.
Under current law regarding multi-employer pension plans, a termination, withdrawal or significant partial withdrawal from any such plan, which was underfunded, would render us liable for our proportionate share of that underfunding. This potential unfunded pension liability also applies ratably to other contributing employers, including our unionized competitors. Information regarding underfunding is generally not provided by plan administrators and trustees on a current basis and when provided, is difficult to independently validate. Any public information available relative to multi-employer pension plans is often dated as well.

Multi-Employer Postretirement Health Care Benefit Plans
We also participate in a number of multi-employer plans which provide postretirement health care benefits to substantially all union employees not covered by our plans. Amounts reflected as benefit cost and contributed to such plans, including amounts related to health care benefits for active employees, totaled approximately $180.5 million, $195.0 million, and $205.7 million in fiscal 2007, 2006, and 2005, respectively.
12. Key Employee Retention Plan
On February 17, 2005, the Bankruptcy Court approved a Key Employee Retention Plan, or the KERP, which was designed to provide incentives to retain key employees of IBC during our reorganization and restructuring period. The plan provides first for a retention bonus which would compensate senior participants to remain with IBC during and throughout the reorganization and restructuring process. Second, there is a performance bonus element of the plan which rewards key management employees for successfully meeting or exceeding a predetermined range of earnings before interest, taxes, depreciation, amortization and restructuring (EBITDAR). The performance bonus was fully paid in fiscal 2007. Retention and performance bonus amounts were calculated using varying percentages of annual compensation based upon management positions held within IBC and, in the case of the performance bonus component, the degree to which the financial goal of EBITDAR was met or exceeded.
Expense under the KERP for fiscal 2007, 2006 and 2005 is classified as employee retention expense and is included in reorganization expense, see Note 15. Reorganization Charges. It is expected that the aggregate expense we will incur under the KERP will be approximately $12.6 million.
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
We adopted SFAS 123R using the modified prospective method. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. The cumulative impact of adopting SFAS 123R on the unvested equity-based awards, which were granted prior to 2007, was inconsequential to the consolidated statement of operations. Additionally, in conjunction with the adoption of SFAS 123R, the unearned restricted stock compensation balance of approximately $1.9 million was reclassified within the consolidated statement of stockholders’ equity (deficit) for fiscal 2007 to additional paid-in capital.
1996 Stock Incentive Plan
The 1996 Stock Incentive Plan (the Plan) allows us to grant to employees and directors various stock awards including stock options, which are granted at prices not less than the fair market value at the date of grant, and restricted and deferred shares. A maximum of approximately 18.7 million shares was approved by our stockholders to be issued under the Plan. On June 2, 2007, shares totaling approximately 9.2 million were authorized but not awarded under the Plan. The stock options may be granted for a period not to exceed ten years and generally vest from one to three years from the date of grant. Our current practice is to settle awards out of treasury stock.

An analysis of our stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term	Intrinsic Value
				(dollars in
	(in thousands)			thousands)

Outstanding, as of June 3, 2006	4,099	$16.41	4.6

Granted	—	—
Surrendered	(835)	19.22
Exercised	—	—

Outstanding, as of June 2, 2007	3,264	$15.69	4.2	$23,280

Exercisable at June 2, 2007	3,264	$15.69	4.2	$23,280

The total intrinsic value of options exercised during fiscal 2006 was approximately $71,000. There were no stock options exercised in fiscal 2007 and fiscal 2005. In addition, there were no stock options granted in fiscal 2007, 2006, and 2005.
On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted, and the eligible options were granted, under the Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation is being charged to expense over the vesting period, with approximately $1.1 million, $1.4 million, and $2.9 million recognized as expense in fiscal 2007, 2006 and 2005, respectively. In addition, lowered costs resulting from surrendered awards were approximately $0.5 million in both fiscal 2007 and 2006 and $0.7 million in fiscal 2005.
During fiscal 2003, we granted the right to receive in the future up to approximately 0.2 million shares of our common stock under the Plan, with a weighted average fair value at the date of grant of $27.00 per share, to our then Chief Executive Officer. The deferred shares, which accrued dividends in the form of additional shares, were to vest ratably after one, two, and three years of continued employment. Upon his departure during fiscal 2005, an adjustment was made to compensation expense to reflect the vesting of only the first one-third of these shares and the remaining shares were forfeited. Compensation benefit related to this award was approximately $(0.9) million for fiscal 2005.
During the first quarter of fiscal 2005, in conjunction with his hiring, the then Chief Financial Officer was granted 20,000 shares of restricted stock pursuant to the Plan. The fair value of these restricted shares at the date of grant was $11.05 per share. These shares vested ratably after one, two, and three years of continued employment. We recorded approximately $74,000 in related compensation expense during both fiscal 2007 and fiscal 2006, which were subsequently offset by a $74,000 reversal of unearned compensation costs resulting from voluntarily forfeited awards in both fiscal 2007 and fiscal 2006. We recorded approximately $65,000 in related compensation expense during fiscal 2005.
During the first quarter of fiscal 2005, the Board of Directors was granted a total of 31,675 shares of restricted stock with a fair value of $11.05 per share at the date of grant. The deferred shares, which are entitled to accrue dividends in the form of additional shares, vested ratably every quarter during the twelve months after the award. In fiscal 2007, $(0.3) million in compensation benefit was recognized as a result of deferred share awards disclaimed by former members of our Board of Directors. Compensation expense related to the award in fiscal 2006 and 2005 was $43,000 and $0.3 million, respectively.

The table below summarizes the nonvested restricted stock transactions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)

Nonvested, as of June 3, 2006	162	$14.49

Granted	—	—
Vested	(43)	14.80
Surrendered	(46)	14.26

Nonvested, as of June 2, 2007	73	$14.46

The total compensation cost related to nonvested restricted stock awards not yet recognized as of June 2, 2007 was $0.6 million and is expected to be fully amortized by the fourth quarter of fiscal 2008.
On June 2, 2007, approximately 12.7 million total shares of common stock were reserved for issuance under various employee benefit plans.
Pro Forma Employee Stock-Based Compensation Expense
Prior to June 3, 2006, we used the intrinsic value method to account for stock-based employee compensation in accordance with the provisions and related interpretations of APB Opinion 25. As required by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, the following table is a reconciliation of the estimated pro forma net income and earnings per share had the stock-based employee compensation cost been determined based on the fair value method for fiscal 2006 and 2005:

	Fifty-Three	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	June 3,	May 28,
	2006	2005
	(dollars in thousands,
	except per share data)
Net loss, as reported	$(128,317)	$(379,280)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	944	2,670
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,375)	(4,157)

Pro forma net loss	$(128,748)	$(380,767)

Basic and diluted loss per share
As reported	$(2.84)	$(8.43)
Pro forma	(2.85)	(8.46)

14. Restructuring (Credits) Charges
No new restructuring plans were initiated during fiscal 2007. The following table summarizes the restructuring (credits) charges incurred in fiscal 2007, 2006, and 2005 for plans initiated prior to fiscal 2007:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	June 2,	June 3,	May 28,
	2007	2006	2005
	(dollars in thousands)
Severance costs	$(414)	$6,101	$12,754
Long-lived asset (credits) charges	(5,511)	(38,570)	43,745
Curtailment gain on a benefit plan	—	(706)	(6,913)
Other exit costs	1,852	5,988	4,707

Total	$(4,073)	$(27,187)	$54,293

Fiscal 2006 Restructuring Plans
In fiscal 2006, we continued our review of the operations in our various Profit Centers which was started in fiscal 2005 (discussed below). As a result of this continued review process, we closed an additional four bakeries and consolidated routes, depots and retail stores in the remaining seven PCs including Northern California, Southern California, the Pacific Northwest, North Central, South Central, Southeast and the Upper Midwest. These restructuring activities resulted in a net restructuring credit of approximately $5.2 million during fiscal 2006. We terminated approximately 2,080 employee positions for which we incurred approximately $6.2 million in severance charges and incurred other exit costs of approximately $3.0 million principally related to cleanup, taxes, security, utilities and equipment removal charges. Offsetting these costs, we realized gains on the sale of certain real property during the year of approximately $31.5 million which was partially offset by equipment and real property impairment charges of approximately $17.1 million to reduce certain real property and equipment to fair value.
As we continued to execute this restructuring in fiscal 2007, we realized a net restructuring credit of $5.8 million in 2007 comprised primarily of additional net gains on the sale of real estate and equipment of $6.2 million and restructuring credits due to the expiration of certain obligations for severance payments of $0.2 million, partially offset by additional other exit costs of $0.6 million.
During fiscal 2006 and 2007, we also initiated activities to close several accounting offices which resulted in severance charges of approximately $0.3 million and $0.2 million in fiscal 2006 and 2007, respectively.
Fiscal 2005 Restructuring Plans
In the first three quarters of fiscal 2005, we were undergoing a process of consolidating operations in order to achieve production efficiencies and more effectively allocate production capacity, as well as continue to serve most of our existing customers.
In conjunction with this effort, we closed three bakeries and 35 outlet stores and initiated a company-wide reduction in force which resulted in restructuring charges of approximately $13.8 million in fiscal 2005. We recorded severance charges of approximately $5.6 million for the elimination of approximately 540 employee positions and incurred approximately $6.1 million related to asset impairment at the bakery locations. Also we incurred approximately $2.1 million of other exit costs which included lease cancellation costs, utilities and taxes plus cleanup costs associated with readying the properties for sale.
In fiscal 2006, we incurred additional restructuring charges related to this plan of approximately $0.7 million including asset impairment charges of approximately $0.3 million and exit charges of approximately $0.4 million, while costs incurred in fiscal 2007 to complete the plan included $0.2 million in other exit costs and $0.1 million in net loss on the sale of real estate and equipment.
In further reviewing the actions necessary to improve profitability and to address continuing revenue declines coupled with a high-cost structure, in late fiscal 2005 we undertook an extensive review of our ten PCs in order to consolidate production, delivery routes, depots and bakery outlets. This review of our Florida, Mid-Atlantic and North East PCs undertaken in fiscal 2005 resulted in the closure of three bakeries along with the consolidation of various delivery routes, depots, and bakery outlets as well as the shifting of production to other bakeries, resulting in fiscal 2005 restructuring charges of approximately $33.1 million. We recorded severance charges of approximately $7.6 million for the elimination of approximately 2,320 employee positions and incurred approximately $19.5 million primarily due to the write-down of real property and bakery equipment to fair value. As a result of these restructuring efforts, we abandoned certain trade names which resulted in an additional impairment charge of approximately $12.9 million. Offsetting these charges was approximately $6.9 million in credits as a result of curtailment gains on the pension and postretirement benefit plans related to this restructuring.
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
For fiscal 2007, we realized $1.2 million of net restructuring charges associated with this plan initiated in the fourth quarter of fiscal 2005. The net charges include $0.9 million of other exit charges related to relocation, taxes, security, utilities, and cleanup, and approximately $2.2 million of equipment impairments, offset by approximately $1.6 million from net gains on sale of property, and $0.3 million in severance credits.
Additionally, as part of the restructuring activity, a decision was made by management to cease all funding, work and initiation of the final phase of a large software project. This event resulted in the abandonment of a long-lived software asset, and, consequently, it was determined that a portion of the asset was impaired and $4.5 million of capitalized software costs were written off in fiscal 2005.
Fiscal 2004 Restructuring Plan
In fiscal 2004 we initiated a major company-wide project that was referred to as Program SOAR, an acronym for Systems Optimization And Re-engineering, that was to focus on re-engineering our business processes to increase efficiency and on rationalizing our investment in production, distribution and administrative functionality.
During fiscal 2005 we incurred restructuring costs for this plan of approximately $2.3 million. These costs resulted principally from additional bakery cleanup costs to ready the facilities for sale of approximately $2.3 million along with a loss on equipment sales of approximately $0.4 million offset by an adjustment to reduce severance costs by approximately $0.4 million. Additionally, in fiscal 2006, we realized a net restructuring credit of approximately $10.7 million primarily reflecting gain on the sale of a bakery which virtually completed this plan.
Fiscal 2003 Restructuring Plan
In fiscal 2003 we initiated restructuring activities for the closure of certain of our less efficient operations which included five bakeries and 96 outlets. To complete this restructuring effort, during fiscal 2005 we expensed an additional $0.6 million which was related to losses on equipment disposals of $0.3 million and additional cleanup costs of $0.3 million.
Substantially all of our restructuring credits and charges for all plans presented relate to our wholesale operations reportable segment, although our long-lived assets have not been specifically identified by segment for management analysis and decision-making purposes.

The analysis of our restructuring costs activity is as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)
Fiscal 2003 Plan

Balance May 29, 2004	$—	$—	$1,294	$1,294

Expensed in Fiscal 2005	—	262	294	556
Cash Paid in Fiscal 2005	—	—	(555)	(555)
Noncash Utilization in 2005	—	(262)	(1,033)	(1,295)

Balance May 28, 2005	—	—	—	—

Expensed in Fiscal 2006	—	(34)	32	(2)
Cash Paid in Fiscal 2006	—	—	(32)	(32)
Noncash Utilization in 2006	—	34	—	34

Balance June 3, 2006	—	—	—	—

Fiscal 2004 Plan

Balance May 29, 2004	1,360	—	3,109	4,469

Expensed in Fiscal 2005	(434)	429	2,267	2,262
Cash Paid in Fiscal 2005	(871)	—	(5,376)	(6,247)
Noncash Utilization in 2005	—	(429)	—	(429)

Balance May 28, 2005	55	—	—	55

Expensed in Fiscal 2006	—	(10,636)	(97)	(10,733)
Cash Paid in Fiscal 2006	(55)	—	97	42
Noncash Utilization in 2006	—	10,636	—	10,636

Balance June 3, 2006	—	—	—	—

Expensed in Fiscal 2007	—	(8)	4	(4)
Cash Paid in Fiscal 2007	—	—	(4)	(4)
Noncash Utilization in 2007	—	8	—	8

Balance June 2, 2007	—	—	—	—

Fiscal 2005 Consolidation & RIF Plan

Balance May 29, 2004	—	—	—	—

Expensed in Fiscal 2005	5,575	6,119	2,145	13,839
Cash Paid in Fiscal 2005	(4,779)	—	(1,534)	(6,313)
Noncash Utilization in 2005	—	(6,119)	(611)	(6,730)

Balance May 28, 2005	796	—	—	796

Expensed in Fiscal 2006	—	270	438	708
Cash Paid in Fiscal 2006	(597)	—	(438)	(1,035)
Noncash Utilization in 2006	—	(270)	—	(270)

Balance June 3, 2006	199	—	—	199

Expensed in Fiscal 2007	8	84	229	321
Cash Paid in Fiscal 2007	(197)	—	(229)	(426)
Noncash Utilization in 2007	—	(84)	—	(84)

Balance June 2, 2007	10	—	—	10

Fiscal 2005 PC Review Plan

Balance May 29, 2004	—	—	—	—

Expensed in Fiscal 2005	7,613	32,426	(6,912)	33,127
Cash Paid in Fiscal 2005	—	—	(1)	(1)
Noncash Utilization in 2005	—	(32,426)	6,913	(25,513)

Balance May 28, 2005	7,613	—	—	7,613

Expensed in Fiscal 2006	(407)	(13,769)	1,884	(12,292)
Cash Paid in Fiscal 2006	(6,313)	—	(2,492)	(8,805)
Noncash Utilization in 2006	—	13,769	706	14,475

Balance June 3, 2006	893	—	98	991

Expensed in Fiscal 2007	(341)	632	944	1,235
Cash Paid in Fiscal 2007	(548)	—	(1,042)	(1,590)
Noncash Utilization in 2007	—	(632)	—	(632)

Balance June 2, 2007	4	—	—	4

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)
Software Write-off

Balance May 29, 2004	—	—	—	—

Expensed in Fiscal 2005	—	4,509	—	4,509
Cash Paid in Fiscal 2005	—	—	—	—
Noncash Utilization in 2005	—	(4,509)	—	(4,509)

Balance May 28, 2005	—	—	—	—

Fiscal 2006 PC Review Plan

Balance May 28, 2005	—	—	—	—

Expensed in Fiscal 2006	6,163	(14,401)	3,025	(5,213)
Cash Paid in Fiscal 2006	(5,163)	—	(2,980)	(8,143)
Noncash Utilization in 2006	—	14,401	—	14,401

Balance June 3, 2006	1,000	—	45	1,045

Expensed in Fiscal 2007	(240)	(6,219)	620	(5,839)
Cash Paid in Fiscal 2007	(700)	—	(665)	(1,365)
Noncash Utilization in 2007	—	6,219	—	6,219

Balance June 2, 2007	60	—	—	60

Accounting Office Closings

Balance May 28, 2005	—	—	—	—

Expensed in Fiscal 2006	345	—	—	345
Cash Paid in Fiscal 2006	—	—	—	—
Noncash Utilization in 2006	—	—	—	—

Balance June 3, 2006	345	—	—	345

Expensed in Fiscal 2007	159	—	55	214
Cash Paid in Fiscal 2007	(461)	—	(46)	(507)
Noncash Utilization in 2007	—	—	—	—

Balance June 2, 2007	43	—	9	52

Consolidated

Balance May 29, 2004	1,360	—	4,403	5,763

Expensed in Fiscal 2005	12,754	43,745	(2,206)	54,293
Cash Paid in Fiscal 2005	(5,650)	—	(7,466)	(13,116)
Noncash Utilization in 2005	—	(43,745)	5,269	(38,476)

Balance May 28, 2005	8,464	—	—	8,464

Expensed in Fiscal 2006	6,101	(38,570)	5,282	(27,187)
Cash Paid in Fiscal 2006	(12,128)	—	(5,845)	(17,973)
Noncash Utilization in 2006	—	38,570	706	39,276

Balance June 3, 2006	2,437	—	143	2,580

Expensed in Fiscal 2007	(414)	(5,511)	1,852	(4,073)
Cash Paid in Fiscal 2007	(1,906)	—	(1,986)	(3,892)
Noncash Utilization in 2007	—	5,511	—	5,511

Balance June 2, 2007	$117	$—	$9	$126

Summarized below are the cumulative restructuring charges recognized through fiscal 2007 for all plans discussed, as well as expected remaining charges through plan completion. Most of the remaining costs are expected to be incurred during fiscal 2008.
Cumulative restructuring (credits) charges by plan (dollars in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Fiscal 2003 Plan	$4,304	$1,474	$6,825	$12,603

Fiscal 2004 Plan	2,537	(8,091)	7,006	1,452

Fiscal 2005 Consolidation & RIF Plan	5,583	6,473	2,812	14,868

Fiscal 2005 PC Review Plan	6,865	19,289	(4,084)	22,070

Software Write-off	—	4,509	—	4,509

Fiscal 2006 PC Review Plan	5,923	(20,620)	3,645	(11,052)

Accounting Office Closings	504	—	55	559

Expected remaining restructuring charges by plan (dollars in thousands):

Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Fiscal 2005 PC Review Plan	$—	$—	$494	$494

15. Reorganization Charges
Reorganization charges are as follows:

	Fifty-Two Weeks Ended		Fifty-Three Weeks Ended		Fifty-Two Weeks Ended
	June 2, 2007		June 3, 2006		May 28, 2005
	Reorganization	Cash	Reorganization	Cash	Reorganization	Cash
	Charges	Payments	Charges	Payments	Charges	Payments
	(dollars in thousands)
Professional fees	$35,352	$37,374	$35,089	$35,211	$33,184	$27,269
Employee retention expenses (See Note 12)	963	3,317	6,047	4,332	5,641	1,934
Lease rejections	210	20	937	—	(427)	(140)
Interest income	(3,075)	(3,794)	(4,461)	(3,562)	(537)	(537)
Gain on sale of assets	(825)	(825)	(597)	(597)	(1,655)	(1,655)
Write-off of debt fees	—	—	—	—	3,000	—

Reorganization charges, net	$32,625	$36,092	$37,015	$35,384	$39,206	$26,871

16. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	June 2,	June 3,	May 28,
	2007	2006	2005
Statutory federal tax rate	35.0%	35.0%	35.0%
State income tax, net	2.6	1.1	2.6
Non-deductible goodwill impairment	—	—	(15.8)
Valuation allowance increase	(30.0)	(25.9)	(14.7)
Adjustments to prior year tax reserve and refundable credits	0.8	1.8	2.0
Other	(1.9)	(1.1)	(0.3)

	6.5%	10.9%	8.8%

We utilize a specific federal net operating loss provision that permits a 10-year carryback of certain qualifying losses that is applicable to a portion of our net operating losses generated in fiscal 2007, 2006, and 2005. In addition, during fiscal 2006, we received state approval for additional refundable tax credits related to prior years.
In fiscal 2007, 2006, and 2005, we adjusted our estimate for prior year tax accruals based upon a review of recently closed tax audits, amended filings, and the status of prior tax years relative to the statutes of limitation in the jurisdictions in which we conduct business.
The components of the provision for (benefit from) income taxes are as follows:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	June 2,	June 3,	May 28,
	2007	2006	2005
	(dollars in thousands)
Current
Federal	$(5,785)	$(9,759)	$(38,534)
State	(1,251)	(4,153)	(5,755)

	(7,036)	(13,912)	(44,289)

Deferred
Federal	(755)	(1,508)	6,953
State	(86)	(173)	797

	(841)	(1,681)	7,750

	$(7,877)	$(15,593)	$(36,539)

Temporary differences and carryforwards which give rise to the deferred income tax assets and liabilities are as follows:

	June 2,	June 3,
	2007	2006
	(dollars in thousands)
Deferred tax liabilities:
Property and equipment	$(116,988)	$(127,815)
Intangibles	(46,257)	(43,415)
Other	(10,735)	(9,908)

Gross deferred tax liabilities	(173,980)	(181,138)

Deferred tax asset:
Payroll and benefits accruals	77,362	87,189
Self-insurance reserves	81,288	79,835
Net operating loss carryforwards	71,023	41,302
Other	10,850	16,010

Gross deferred tax assets	240,523	224,336
Less: Valuation allowance	(123,281)	(98,193)

Net deferred tax asset	117,242	126,143

Net deferred tax liability	$(56,738)	$(54,995)

Our deferred tax assets and liabilities are included in our consolidated balance sheets as follows:

	June 2,	June 3,
	2007	2006
	(dollars in thousands)
Other current assets	$18,051	$22,824
Deferred income taxes (non-current)	(74,789)	(77,819)

Net deferred tax liability	$(56,738)	$(54,995)

As of June 2, 2007, we have a federal net operating loss carryforward of $181.6 million, which expires in May 2025 through May 2027 and state net operating loss carryforwards which expire by May 2027. We also have a federal Alternative Minimum Tax Credit which can be carried forward indefinitely of $0.7 million.
We provide a valuation allowance against deferred tax assets, if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
During 2005, we recorded a valuation allowance of $5.6 million related to deferred tax assets originating in prior years due to a change in circumstances causing a change in judgment about our ability to realize the value of the assets. During fiscal years 2007, 2006 and 2005 we recorded additional valuation allowances relating to deferred tax assets originating in those years. The change in valuation allowance during fiscal year 2007 was an increase of $25.1 million.
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
On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 in a private placement to six institutional accredited investors under an exemption from registration pursuant to Rule 506 of Regulation D promulgated by the SEC. The convertible notes were purchased by Highbridge International LLC, Isotope Limited, AG Domestic Convertibles LP, AG Offshore Convertibles LTD, Shepherd Investments International, Ltd., and Stark Trading. Between the dates of September 2 and September 21, 2004, we received written correspondence from all of the initial purchasers of the convertible notes stating that it was their position that we had made certain misrepresentations in connection with the sale of the notes. No legal action has been filed by any of the purchasers with regard to their claims and we will aggressively defend any such action in the event it is filed. On December 6, 2004, U.S. Bank National Association, as indenture trustee, filed proofs of claim in our bankruptcy case on behalf of the noteholders in the amount of $100.7 million, plus any other amounts owing pursuant to the terms of the indenture and reimbursement of the trustee’s fees and expenses. In addition, on March 18, 2005, R2 Investments, LDC filed a proof of claim in the amount of $70.4 million plus interest, fees and expenses based on its holdings of 70% of the notes, which were acquired through secondary trading.
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
The EPA has made inquiries into the refrigerant handling practices of companies in our industry. In September 2000, we received a request for information from the EPA relating to our handling of regulated refrigerants, which we historically have used in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. The EPA has entered into negotiated settlements with two companies in our industry, and has offered a partnership program to other members of the bakery industry that offered amnesty from fines if participating companies converted their equipment to eliminate the use of ozone-depleting substances. Because we had previously received an information request from the EPA, the EPA/Department of Justice (DOJ) policies indicated that we were not eligible to participate in the partnership program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to reduce the use of ozone-depleting refrigerants. Prior to our Chapter 11 filing, we had undertaken negotiations with the EPA to resolve issues that may have existed regarding our historic management of regulated refrigerants. The DOJ, on behalf of the United States of America, filed a proof of claim in our bankruptcy case on March 21, 2005 based upon our refrigerant handling practices. Although the proof of claim does not set forth a specific amount, the claimants allege more than 3,400 violations during the period from 1998 through 2002 and assert that each violation is subject to penalties of up to $27,500 per day Over the past several months, we have re-opened settlement negotiations with the DOJ and EPA and we are working toward a settlement agreement; however, there can be no assurance that these negotiations will be successful. Any such agreement will be subject to Bankruptcy Court approval. Should our negotiations prove unsuccessful, however, we intend to vigorously challenge any penalties calculated on the basis noted above and defend against such claims by the EPA/DOJ.
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

In December, 2004, we began a review with respect to the proper accounting treatment for the ABA Plan in light of newly identified information. Prior to our recent restructuring efforts, approximately 900 active IBC employees participated under the pension plan, although the number of active employees has significantly decreased as a result of the restructuring to approximately 330 active employees in the ABA Plan as of June 2, 2007. We had previously accounted for the ABA Plan as a multi-employer plan, which resulted in recognition of expense in the amount of our actual contributions to the ABA Plan but did not require recognition of any service cost or interest cost or for the Company to record any minimum pension benefit obligation on our balance sheet.
Upon review, the Company has determined that the ABA Plan is a type of pension plan that requires recognition of service cost and interest cost. Additionally, we have concluded our balance sheet should also reflect the appropriate pension benefit obligation. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of June 2, 2007, we have recorded a net pension benefit obligation liability of approximately $68.2 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
As a result of a request made by us and the Kettering Baking Company, another participating employer in the ABA Plan, the PBGC, which is the federal governmental agency that insures and supervises defined benefit pension plans, revisited its 1979 determination that the ABA Plan was an aggregate of single employer plans and after reviewing the status of the ABA Plan, on August 8, 2006, made a final determination that the ABA Plan is a multiple employer plan under ERISA. On August 9, 2006, we filed a lawsuit in Bankruptcy Court seeking enforcement of the PBGC’s determination, but there can be no assurance as to whether we will obtain such enforcement or the amount of any reduction to our net benefit obligation liability. Accordingly, due to the lack of a definitive resolution of this uncertainty prior to the end of the fiscal periods presented herein, as noted above we have continued to reflect our interests in the ABA Plan as an aggregate of single employer plans.
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
In addition, we have received requests for additional corrective contributions since January 2006, under the single employer plan assumption, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less than amounts assessed by the ABA Plan on their assumption that the plan was an aggregate of single employer plans. On May 3, 2006, Sara Lee Corporation instituted proceedings against the ABA Plan and the Board of Trustees of the Plan (the “Board of Trustees”) in the United States District Court for the District of Columbia. Sara Lee Corporation v. American Bakers Ass’n Retirement Plan, et al., Case No. 1:06-cv-00819-HHK (D.D.C.) (the “Sara Lee Litigation”). The relief Sara Lee seeks includes, among other things, a mandatory injunction that would compel the ABA Plan and the Board of Trustees to (i) require all participating employers in the ABA Plan with negative asset balances – which would include the Company – to make payments to the Plan in order to maintain a positive asset balance and (ii) cut off the payment from the ABA Plan of benefits to employee-participants of the Company and other participating employers with negative asset balances, to the extent such employers did not maintain a positive balance. However, the Sara Lee Litigation is premised on the notion that the ABA Plan is an aggregate of single employer plans, which is inconsistent with the PBGC’s determination dated August 8, 2006 that the ABA Plan is a multiple employer plan. On September 29, 2006, Sara Lee filed an amended complaint adding the PBGC as a defendant and challenging the PBGC’s August 8, 2006 determination. In order to obtain a resolution of these matters without litigation over the proper forum, we have voluntarily stayed our lawsuit in Bankruptcy Court seeking enforcement of the August 8, 2006 determination upon the agreement by the ABA Plan and its Board of Trustees to join IBC as a party to the Sara Lee Litigation.
On December 4, 2006, the ABA Plan and the Board of Trustees served a summons upon us as a third party defendant to a Third Party Complaint filed in the Sara Lee Litigation against Sara Lee and the other participating employers in the ABA Plan. The Third Party Complaint seeks a declaratory judgment as to the nature of the ABA Plan and further asserts that the August 8, 2006 determination was arbitrary and capricious and should be rescinded. At this time, we believe all relevant parties have been joined to the Sara Lee Litigation and the District Court for the District of Columbia will review the PBGC’s determination.
On November 22, 2006, the ABA Plan and the Board of Trustees filed a motion in the bankruptcy court seeking an order requiring IBC to file an application with the Internal Revenue Service requesting a waiver of the minimum funding requirements applicable to the ABA Plan or, in the alternative, make $3.9 million of contributions to the ABA Plan no later than June 15, 2007. On December 8, 2006, the Bankruptcy Court denied the ABA motion. On April 4, 2007, the PBGC filed a motion for summary judgment in the Sara Lee case asking the court to enforce the PBGC’s August 8, 2006 determination that the ABA Plan is a multiple employer plan. There was oral argument on the PBGC’s motion on July 2, 2007 and we await the court’s ruling.
On February 16, 2007, the Bankruptcy Court approved the employment agreement of Craig D. Jung as our Chief Executive Officer and member of our Board of Directors. Under the terms of the employment agreement, Mr. Jung will receive pre-emergence cash awards upon the achievement of certain levels of Total Enterprise Value (as defined in the employment agreement) and a post-emergence equity award, all as provided in the employment agreement together with certain other payments and benefits. The post-emergence equity award will not be a liability of IBC in the event that a settlement of our liabilities subject to compromise and other matters would result in a change in control of the Company.
Effective April 25, 2007, the Bankruptcy Court approved the employment agreement of Kent B. Magill our Executive Vice President, General Counsel and Corporate Secretary. Under the terms of the employment agreement, Mr. Magill will receive pre-emergence cash awards upon the achievement of certain levels of Total Enterprise Value (as defined in the employment agreement).
Except as noted above, the Company has not determined a loss is probable, or a liability has been incurred, and cannot estimate a range of loss or amount of liability for the items disclosed herein; however, the ultimate resolutions could have a material impact on our condensed consolidated financial statements.
We are subject to various other routine legal proceedings, environmental actions and matters in the ordinary course of business, some of which may be covered in whole or in part by insurance. Except for the matters disclosed herein, we are not aware of any other items as of this filing which could have a material adverse effect on our condensed consolidated financial statements.
18. Stock Repurchases
Since May 11, 1999, our Board of Directors has authorized the purchase of approximately 11.0 million shares of our common stock. Prior to the Chapter 11 filing, management had the discretion to determine the number of shares to be purchased, as well as the timing of any such purchases, with the pricing of any shares repurchased to be at prevailing market prices. As of June 2, 2007, approximately 7.4 million shares of IBC common stock were available to be purchased under this stock repurchase program. As a result of our bankruptcy filing and restrictions imposed by the DIP Facility however, the program has been effectively suspended since the filing.
19. Stockholder Rights Plan
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
20. Earnings (Loss) Per Share
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
The following is the reconciliation between basic and diluted weighted average shares outstanding used in our earnings (loss) per share computations:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	June 2,	June 3,	May 28,
	2007	2006	2005
	(in thousands)
Weighted average common shares outstanding:
Basic and diluted	45,171	45,124	45,010

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock, deferred shares awarded, and our 6% senior subordinated convertible notes totaling approximately 13.7 million, 14.5 million, and 13.3 million for fiscal 2007, 2006, and 2005, respectively, because their effect would have been antidilutive. Due to our reported net loss for fiscal 2007, 2006 and 2005, diluted loss per share amounts are not adjusted for the effect of dilutive stock awards.
Dividends per common share were zero for fiscal 2007, 2006, and 2005. In March 2004, we announced that our Board of Directors had suspended the dividend on our common stock effective for the fourth quarter of fiscal 2004. Under an August 12, 2004 amendment to our senior secured credit facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.

21. Comprehensive Loss
Reconciliations of net loss to comprehensive loss are as follows:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	June 2,	June 3,	May 28,
	2007	2006	2005
	(dollars in thousands)
Net loss	$(112,848)	$(128,317)	$(379,280)

Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of income taxes of $0	—	—	(96)
Loss on interest rate swaps reclassified to interest expense, net of income taxes of $0	—	—	816
Commodity derivative (gains) losses reclassified to cost of products sold, net of income taxes of $0	—	(671)	275
Minimum pension liability adjustment, net of income taxes of $2,585, $0, and $0	650	4,328	(3,918)

	650	3,657	(2,923)

Comprehensive loss	$(112,198)	$(124,660)	$(382,203)

The balance of AOCI consists of the following:
	June 2,	June 3,
	2007	2006
	(dollars in thousands)
Minimum pension liability adjustment	$—	$(3,878)
Unamortized pension and other postretirement net credits (See Note 11. Employee Benefit Plans)	30,220	—

Total	$30,220	$(3,878)

22. Segment Information
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
We have aggregated our identified operating segments into two distinct reportable segments by production process, type of customer, and distribution method as follows:
Wholesale operations – Our wholesale operations accounted for approximately 88.9%, 88.3%, and 88.0% of our fiscal 2007, 2006, and 2005, respectively, net sales and consists of an aggregation of our ten profit centers that manufacture, distribute, and sell fresh baked goods.
Retail operations – Our retail operations generated approximately 11.1%, 11.7%, and 12.0% of our fiscal 2007, 2006, and 2005, respectively, net sales and consists of five regions that sell our baked goods and other food items.
Our reportable segments are strategic business units that are managed separately using different marketing strategies.
During fiscal 2007, 2006, and 2005, one major customer accounted for approximately $439.8 million, $410.3 million, and $412.0 million or 17.0%, 15.2%, and 13.8% of our wholesale operations’ net sales, respectively. Additionally, this one major customer represented 15.1%, 13.4%, and 12.1% of our consolidated net sales for fiscal 2007, 2006, and 2005, respectively. No other customer accounted for 10% or more of our consolidated net sales.

The top five customers accounted for approximately 32.7%, 29.2%, and 27.7% of our wholesale operations’ net sales and 29.1%, 25.7%, and 24.3% of our consolidated net sales for fiscal 2007, 2006, and 2005, respectively.
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
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations. Intersegment transfers of products at cost aggregated approximately $108.0 million, $120.7 million, and $146.0 million for the fiscal years ended June 2, 2007, June 3, 2006 and May 28, 2005, respectively.

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	June 2, 2007	June 3, 2006	May 28, 2005
	(dollars in thousands)
Net Sales
Wholesale operations	$2,594,408	$2,701,751	$2,995,481
Retail operations	322,860	358,722	408,024

Total net sales	$2,917,268	$3,060,473	$3,403,505

Operating Income (Loss)
Wholesale operations	$32,393	$(7,353)	$43,874
Retail operations	10,902	10,682	7,264

	43,295	3,329	51,138
Corporate	(82,936)	(59,697)	(386,674)

Total operating loss	(39,641)	(56,368)	(335,536)

Interest expense	49,591	52,504	41,430
Reorganization charges	32,625	37,015	39,206
Other income	(1,132)	(2,994)	(353)

	81,084	86,525	80,283

Loss before income taxes and cumulative effect of accounting change	(120,725)	(142,893)	(415,819)
Provision (benefit) for income taxes	(7,877)	(15,593)	(36,539)

Loss before cumulative effect of accounting change	(112,848)	(127,300)	(379,280)
Cumulative effect of accounting change	—	(1,017)	—

Net Loss	$(112,848)	$(128,317)	$(379,280)

23. Quarterly Financial Information (Unaudited)
Summarized unaudited quarterly financial information for the fiscal years ended June 2, 2007 and June 3, 2006 is as follows (each quarter represents a period of twelve weeks except the third quarters, which cover sixteen weeks and the fourth quarter of 2006, which covers thirteen weeks):

	First	Second	Third	Fourth
	(dollars in thousands, except per share data)
2007
Net sales	$684,245	$671,913	$861,641	$699,469
Cost of products sold (exclusive of depreciation and amortization)	352,172	347,521	440,215	349,111
Gross profit (exclusive of depreciation and amortization)	332,073	324,392	421,426	350,358
Operating loss	(7,759)	(6,751)	(19,666)	(5,465)
Net loss	(26,331)	(26,285)	(42,235)	(17,997)

Basic and diluted loss per share	(0.58)	(0.58)	(0.94)	(0.40)

2006
Net sales	$744,649	$702,381	$874,809	$738,634
Cost of products sold (exclusive of depreciation and amortization)	370,413	357,022	455,740	369,556
Gross profit (exclusive of depreciation and amortization)	374,236	345,359	419,069	369,078
Operating loss	9,504	(41,928)	(19,859)	(4,085)
Loss before cumulative effect of accounting change	(6,987)	(53,325)	(42,634)	(24,354)
Net loss	(6,987)	(53,325)	(42,634)	(25,371)

Basic and diluted loss per share before cumulative effect of accounting change	(0.15)	(1.18)	(0.94)	(0.54)
Fiscal 2007 first quarter results include net restructuring charges of approximately $0.5 million relating to certain closings and restructurings charges of bakeries and bakery outlets and other cost reductions net of gains realized on the sale of the related assets. Fiscal 2007 second quarter results include net restructuring credits of approximately $4.2 million relating to certain closings and restructurings of bakeries and bakery outlets and other cost reductions net of gains realized on the sale of the related assets. Fiscal 2007 third quarter results include net restructuring credits of approximately $0.2 million relating to certain closings and restructurings of bakeries and bakery outlets and other cost reductions net of gains realized on the sale of the related assets. Fiscal 2007 fourth quarter results include a year-end ABA Plan adjustment based on the annual actuarial valuation (recognized under an immediate recognition method) of approximately $5.5 million and a machinery and equipment impairment of approximately $1.4 million. Included in depreciation and amortization expense is approximately $11.7 million, $11.3 million, $15.6 million, and $12.4 million in the first, second, third, and fourth quarters of fiscal 2007, respectively, that relates to property and equipment used in our production process.
Fiscal 2006 first quarter results include net restructuring credits of approximately $4.7 million relating to certain closings and restructurings charges of bakeries and bakery outlets and other cost reductions net of gains realized on the sale of the related assets and settlement of an income tax gain contingency of approximately $4.0 million. Fiscal 2006 second quarter results include net restructuring charges of approximately $16.4 million relating to certain closings and restructurings of bakeries and bakery outlets and other cost reductions net of gains realized on the sale of the related assets and a settlement of a gain contingency of approximately $2.8 million. Fiscal 2006 third quarter results include net restructuring credits of approximately $33.3 million relating to certain closings and restructurings of bakeries and bakery outlets and other cost reductions net of gains realized on the sale of the related assets. Fiscal 2006 fourth quarter results include net restructuring credits of approximately $5.5 million relating to certain closings and restructurings of bakeries and bakery outlets and other cost reductions net of gains realized on the sale of the related assets; and a machinery and equipment impairment of approximately $4.8 million. Included in depreciation and amortization expense is approximately $14.1 million, $13.5 million, $18.3 million, and $13.8 million in the first, second, third, and fourth quarters of fiscal 2006, respectively, that relates to property and equipment used in our production process.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
Management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are not effective as a result of the material weaknesses in internal control over financial reporting discussed below.
Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended June 2, 2007 fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”) and includes those policies and procedures that:
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Management assessed the effectiveness of the company’s internal control over financial reporting as of June 2, 2007, the end of the fiscal period covered by this report.

Management’s assessment efforts undertaken in fiscal 2007 were conducted using the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 2, 2007. As a result of its continuing efforts to emerge from the Chapter 11 proceedings, management was unable to take necessary corrective actions to remediate the following identified material weaknesses as of June 2, 2007:
Insufficient Resources: We continue to have an inadequate number of personnel with requisite expertise in the key functional areas of finance, accounting and benefits. Specifically, the unsustainable nature of current resources paired with the ongoing challenge of recruiting and retaining talent is the direct result of the Company’s Chapter 11 proceedings.
Use of Third Party Specialists: We did not maintain effective controls over data provided to third party specialists. Specifically, our ineffective controls included the failure to review and evaluate all data provided to third party specialists for their services and eventual inclusion in our financial statements.
Management has discussed the material weaknesses noted above with the Audit Committee of the Board of Directors and our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.
Our independent registered public accountant, Deloitte & Touche LLP (“Deloitte”), audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as of June 2, 2007 and they have issued their report which appears on pages 103 which expressed an unqualified opinion on management’s assessment and an adverse opinion on the operating effectiveness of our internal control over financial reporting as of June 2, 2007 due to the material weaknesses noted in their report.
Changes in Internal Control over Financial Reporting
We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to many areas of our financial statements and disclosures.
Those material weaknesses identified by management as of June 3, 2006, that have been remediated as of the fourth quarter of fiscal 2007, are as follows:
•	Financial Statement Closing Process: The controls over the financial statement closing process did not operate effectively. Due to the personnel shortages and the additional requirements associated with the Chapter 11 proceedings, the Company had not been able to file required reports with the SEC on a timely basis, nor had we been able to perform related internal control activities including reconciliations and financial statement reviews on a timely basis. The Company completed the implementation of internal controls relating to the financial closing and reporting process and management assessed and concluded on the operating effectiveness of those controls. As a result of those efforts, the Company has filed its consolidated financial statements contained in the quarterly and annual reports to the SEC for the fiscal years June 3, 2006 and June 2, 2007.

•	Accrued Compensated Absences: We did not maintain effective controls over the tracking, recording and valuation of the accrued compensated absences liabilities related to our employees. Specifically, effective controls were not designed and in place to ensure that appropriate tracking mechanisms were adequately functioning, employee eligibility data was accurate and all applicable rules were accurately and consistently applied to each employee. A centralized tracking mechanism to record and value accrued compensated absences has been formalized and implemented. In addition, we undertook an extensive manual effort to cleanse all employee eligibility data.

•	Recording Purchases and Processing Expenditures: We did not maintain effective controls over the complete, accurate and timely processing of purchase and expenditure transactions. Specifically, our ineffective controls included those necessary to ensure all vendors invoices were being received, reviewed, approved, processed and recorded accurately and in the proper accounting period. Controls were designed and implemented to establish a formalized spend authorization policy for all levels of the Company to ensure proper review and approval of expenditures. In addition, controls relating to the accurate and timely recording of expenditures were determined to be operating effectively.

•	Information Technology Access Controls: We did not maintain effective controls over access to information technology programs and systems. Specifically, we did not have adequate policies and procedures to control security and access, there were inadequate controls restricting access to such programs and systems by information technology personnel and there was a lack of periodic, independent review and monitoring of such access. Policies have been issued and controls have been added to appropriately restrict and monitor access to information technology programs and systems.

•	Third Party Service Providers: Our ineffective controls included the failure to review and evaluate the potential impact of the third party service providers’ work on our financial statements and their internal controls over their processes. Controls were designed and implemented to evaluate the significance of third party service providers and their impact on our internal control over financial reporting. As a result of this, we concluded that the third party service provider controls in conjunction with our own user controls are operating effectively.

•	Review and Approval of Contracts: We did not maintain effective controls to ensure compliance with established policies by personnel entering into contracts and other commitments. Specifically, effective controls were not designed and activities of personnel were not monitored to ensure compliance with review and approval requirements for contracts. Controls were designed and implemented over contracts. Specifically, contracting authority for the review and approval of new contracts and other commitments has been defined and implemented for appropriate communication, accounting and disclosure.

•	Recording Restructuring and Reorganization Expenses and Liabilities: We did not maintain effective controls over the accurate and timely recognition of restructuring and reorganization costs. Specifically, we did not have adequate policies or procedures to properly identify adjustments to costs and related liabilities for restructuring and lease rejection activities undertaken in conjunction with the bankruptcy and to accurately and timely reflect such activities in the proper accounting period. Management has established improved controls over the accurate and timely identification of ongoing restructuring and reorganization activities associated with the bankruptcy through the development of formalized processes.
While we still believe that the material weaknesses noted as of June 2, 2007 continue to exist as of the date of this filing, we have taken the following actions:
•	service providers continue to be utilized to address shortfalls in staffing and assist us with accounting, finance and benefits responsibilities; and

•	we continue to improve controls over the review and accuracy of data provided to third party specialists.
Efforts to remediate our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2008. There remains a risk that we will fail to identify weaknesses or adequately correct any identified weaknesses in our internal control over financial reporting or to prevent or detect a material misstatement of our annual or interim financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Interstate Bakeries Corporation
Kansas City, Missouri
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Interstate Bakeries Corporation (Debtor-in-Possession) and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 2, 2007, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of June 2, 2007:
Insufficient Resources — The Company continues to have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting and benefits. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.
Use of Third Party Specialists —The Company did not maintain effective controls over data provided to third party specialists. Specifically, the Company’s ineffective controls included the failure to review and evaluate all data provided to third party specialists. The deficiencies represent a deficiency in the design and operation of internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 2, 2007, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 2, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 2, 2007, based on the criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 2, 2007, of the Company and our report thereon, dated August 15, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs relating to the Company’s status under Chapter 11 of the Federal Bankruptcy Code, uncertainties related to the Company’s ability to continue as a going concern, and changes in accounting principles.
DELOITTE & TOUCHE LLP
Kansas City, Missouri
August 15, 2007

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below is the name, age, date first elected and present principal occupation or employment, five-year employment history, and other directorships of our Board of Directors. Pursuant to a Bankruptcy Court order, our directors will serve until further order of the Bankruptcy Court.

		Director
Name	Age	Since	Principal Occupation or Employment for the Last Five Years and Directorships

Michael J. Anderson [1]	56	1998	Chairman of the Board of IBC since January 2007; President and Chief Executive Officer of The Andersons, Inc., a diversified agribusiness and retailing company, for more than five years. Mr. Anderson is a director of The Andersons, Inc. and FirstEnergy Corp.
Robert B. Calhoun [1,2]	64	1991	Managing Director of Monitor Clipper Partners, a private equity investment firm, for more than five years. Mr. Calhoun is a director of Avondale Mills, Inc. and The Lord Abbett Family of Funds.
Craig D. Jung	54	2007	Chief Executive Officer of IBC since February 2007; Retired, June 2004 to February 2007; Attended Harvard University, August 2003 to June 2004, where he received a Masters Degree in Public Administration; President, Chief Executive Officer and Director of Panamerican Beverages, Inc. (now Coca-Cola FEMSA), a company that bottled Coca-Cola soft drink products, August 2002 to May 2003.
William P. Mistretta[1]	51	2006	Senior Operations Executive for a division of the U.S. operations of Compass Group PLC, a company specializing in providing food, vending and related services, since March 2006; Vice President of Operations of Aramark Uniform and Career Apparel, Inc., a company that provides both rental and direct marketing of uniforms and career apparel, May 2004 to April 2005; Senior Vice President of Operations of The B. Manishewitz Company, the nation’s largest manufacturer of processed kosher food products, May 2003 to May 2004; Co-Founder of American Baked Ingredients, LLC, January 2001 to May 2003.
David I. Pauker[2,3]	48	2007	Director of Goldin Associates, LLC, a financial advisory and turnaround consulting firm specializing in underperforming businesses and distressed situations, for more than five years.
Terry R. Peets[2,3]	62	2007	Senior Advisor with CCMP Capital, a private equity firm focusing on the consumer, retail and services; energy; health care infrastructure; industrials; and media and telecom industries, for more than five years. Mr. Peets is a director of Pinnacle Foods Group Inc. and Winn-Dixie Stores, Inc. He is also a director of the following companies, which are not publicly held: World Kitchens, Inc. (Chairman of the Board), City of Hope National Cancer Center and the Beckman Research Institute (Chairman of the Board), and Ruiz Foods Corp.
Philip A. Vachon[3]	50	2007	Retired since July 2007; Chief Executive Officer and Chairman of the Board of Liberate Technologies, a non-operating company working to resolve outstanding liabilities, prosecute and defend pending litigation and pursue other claims as appropriate, from 2006 to July 2007; President of Liberate Technologies from 2003 to July 2007; and retired for more than a year prior thereto.

1	Member of the Audit Committee

2	Member of the Compensation Committee

3	Member of the Nominating/Corporate Governance Committee

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

Name	Age	Present Principal Occupation or Employment and Five-Year Employment History

Craig D. Jung	54	Chief Executive Officer of IBC since February 2007; Retired, June 2004 to February 2007; Attended Harvard University, August 2003 to June 2004, where he received a Masters Degree in Public Administration; President, Chief Executive Officer and Director of Panamerican Beverages, Inc. (now Coca-Cola FEMSA), a company that bottled Coca-Cola soft drink products, August 2002 to May 2003.
Michael D. Kafoure	58	President and Chief Operating Officer of IBC for more than the past five years.
Kent B. Magill	54	Executive Vice President, General Counsel and Corporate Secretary of IBC since August 2005; Vice President, General Counsel and Corporate Secretary of IBC from June 2002 to August 2005.
Robert P. Morgan	51	Executive Vice President – Wholesale Business Unit, Upper Midwest, North Central and Northeast PCs of IBC since October 2005; Executive Vice President – Sales and Trade Marketing Strategy from October 2003 to October 2005; Executive Vice President – Eastern Division from February 2000 to August 2002; Executive Vice President – Central Division from April 1999 to October 2003.
Steven V. Proscino	52	Executive Vice President – Wholesale Business Unit, Southeast, Mid-Atlantic and Florida PCs of IBC since October 2005; Executive Vice President – Wholesale Business Unit, Eastern Region of IBC from January 2005 to October 2005; Partner at Q6, LLC, a company specializing in the design and implementation of performance improvement programs for Fortune 500 companies, from January 2003 to January 2005; Executive Vice President of Earthgrains/Sara Lee Corporation, a company engaged in the manufacture and distribution of wholesale baked goods, for more than one year prior thereto.
Richard C. Seban	55	Executive Vice President and Chief Marketing Officer of IBC since August 2005; President and Chief Operating Officer of High Liner Foods, Inc., a Nova Scotia based processor and marketer of frozen seafood and pasta products, for more than three years prior thereto.
Richard D. Willson	59	Executive Vice President – Wholesale Business Unit, Western Region of IBC since June 2004; Executive Vice President of the Western Division of IBC for more than two years prior thereto.
J. Randall Vance	46	Senior Vice President, Chief Financial Officer and Treasurer of IBC since August 2007; Senior Vice President – Finance and Treasurer of IBC from September 2004 through July 2007; Vice President and Treasurer of Farmland Industries, Inc., a diversified agribusiness cooperative, from July 2002 to January 2004.
Laura D. Robb	49	Vice President and Corporate Controller of IBC since July 2002.
Melvin H. Ghearing	58	Vice President – Bakery Outlet Business Unit since June 2004 and Vice President – Retail Operations for more than two years prior thereto.
David A. Loeser	53	Consultant, Acting Executive Vice President – Human Resources of IBC since July 2007; Consultant of IBC from May 2007 to July 2007; Senior Vice President Human Resources, Celanese Corporation, a company engaged in the manufacture of building block chemicals, from April 2005 to May 2006; Senior Vice President Human Resources, Compucom Systems, Inc., a company offering business software applications and software management services, for more than three years prior thereto.

Name	Age	Present Principal Occupation or Employment and Five-Year Employment History

Jane S. Miller	48	Consultant, Acting Executive Vice President-Chief Customer Officer of IBC since July 2007; Consultant of IBC from March 2007 to July 2007; President, Miller Management Group, Inc. from September 2006 to present; President, UK and Ireland Division, of HJ Heinz Company, a company that manufactures an extensive line of processed food products, from May 2005 to May 2006; Chief Growth Officer of HJ Heinz Company from September 2004 to May 2005; Attended Regis University during the 2 years prior thereto.
Gary K. Wandschneider	55	Consultant, Acting Executive Vice President – Operations of IBC since July 2007; Executive Vice President Pepsi Bottling Group, Inc., the largest manufacturer and distribution of Pepsi-Cola beverages, for more than four years prior to November 2006.
Involvement in Prior Bankruptcy Proceedings and/or Restructurings
Mr. Vance was an officer at Farmland Industries, Inc. during that company’s bankruptcy proceedings.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors and persons who beneficially own more than 10% of the common stock (reporting persons) file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms and amendments thereto furnished to us and written representations from the executive officers and directors, to our knowledge, all forms required to be filed by reporting persons of IBC during fiscal 2007 were timely filed pursuant to Section 16(a) of the Exchange Act.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Senior Vice President-Finance and Treasurer and Controller. The Code of Business Conduct and Ethics is posted on our website, www.interstatebakeriescorp.com. Copies are also available, at no charge, upon written request, addressed to Interstate Bakeries Corporation, Assistant Corporate Secretary, 12 East Armour Boulevard, Kansas City, Missouri 64111. We intend to satisfy the disclosure requirement regarding an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website.
Audit Committee
The Board of Directors has appointed an Audit Committee consisting of three independent directors: Michael J. Anderson, Robert B. Calhoun and William P. Mistretta. Mr. Calhoun serves as Chairman of the Audit Committee. Messrs. Anderson and Calhoun have been determined by the Board of Directors to be financial experts under applicable SEC and NYSE regulations. The Audit Committee is governed by a written charter adopted by our Board of Directors, which is available on our website at www.interstatebakeriescorp.com and available in print to any stockholder upon request.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
This Compensation Discussion and Analysis provides discussion of the policies and decisions related to our executive compensation plans and programs for the named executive officers identified in the Summary

Compensation Table. Our named executive officers for fiscal 2007 are Craig D. Jung, Antonio C. Alvarez II, Ronald B. Hutchison, Michael D. Kafoure, Richard C. Seban and John K. Suckow.
Since the beginning of fiscal 2007, we have experienced a number of changes to the composition of our executive officers. Craig D. Jung was appointed as Chief Executive Officer on February 16, 2007, at which time Tony Alvarez of A&M resigned from that position. J. Randall Vance became interim Chief Financial Officer on August 1, 2007, upon the resignation of Ronald B. Hutchison. John K. Suckow, our Chief Restructuring Officer and employee of A& M, resigned effective August 8, 2007. In accordance with applicable SEC rules, these former executive officers, Messrs. Alvarez, Hutchison and Suckow, are included in the Summary Compensation Table and information with respect to their compensation for fiscal 2007 is discussed in this section.
Recent Company History
To aid in an understanding of our executive compensation objectives and the compensation decisions made in fiscal 2007, it is essential to understand our business circumstances over the last approximately three years, most notably our bankruptcy filing in September 2004.
On September 22, 2004, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Missouri. In connection with our bankruptcy filing, we entered into a Letter Agreement with Alvarez & Marsal LLC, or A&M, a firm specializing in corporate advisory and crisis management services to troubled and under-performing companies and their stakeholders. Pursuant to the Letter Agreement, we appointed Antonio C. Alvarez II and John K. Suckow as our Chief Executive Officer and Executive Vice President and Chief Restructuring Officer, respectively. The terms and conditions of the Letter Agreement were approved by the Bankruptcy Court on October 25, 2004. Under the terms of the Letter Agreement, we paid $150,000 per month to A&M for the services of Mr. Alvarez as Chief Executive Officer. In addition, we paid A&M an hourly rate of $600 for the services of Mr. Suckow as Executive Vice President and Chief Restructuring Officer. As a result, the compensation objectives and components discussed below do not relate to Messrs. Alvarez or Suckow. As mentioned above, in connection with the appointment of Craig D. Jung, Antonio C. Alvarez II resigned as our Chief Executive Officer. John K. Suckow resigned as our Executive Vice President and Chief Restructuring Officer effective August 8, 2007.
On July 18, 2005, we entered into a supplemental letter agreement with A&M (the Incentive Fee Agreement), which sets forth the manner in which A&M’s incentive compensation is to be calculated under the Letter Agreement. Pursuant to the Bankruptcy Court’s October 25, 2004 order, notice of the Incentive Fee Agreement was provided to certain interested parties in our bankruptcy. Upon agreement of such parties, the time to object to the Incentive Fee Agreement has been extended indefinitely. Therefore, absent consent of such parties, the Incentive Fee Agreement remains subject to Bankruptcy Court approval and, accordingly, its terms will not become effective until such consent or approval has been obtained. Pursuant to the Incentive Fee Agreement, A&M is entitled to incentive compensation to be based on five percent of our Total Enterprise Value (as defined in the Incentive Fee Agreement) in excess of $723 million. Total Enterprise Value consists of two components: (i) our total cash balance as of the effective date of our plan of reorganization, less the normalized level of cash required by us in the ordinary course of business, plus (ii) either (a) the midpoint enterprise value set forth in the disclosure statement with respect to our plan of reorganization as confirmed by the Bankruptcy Court or (b) the aggregate consideration received by us in a sale. Under all circumstances other than a liquidation of our company (in which case A&M will have no guaranteed incentive compensation), A&M’s incentive compensation will be a minimum of $3,850,000, if approved by the Bankruptcy Court. The incentive compensation would, if approved, be payable upon the consummation of our plan of reorganization.
The Letter Agreement may be terminated by either party without cause upon thirty days prior written notice, subject to the payment by us of any fees and expenses due to A&M. If we terminate the Letter Agreement without cause or if A&M terminates the Letter Agreement for good reason, A&M will also be entitled to receive the incentive fee, provided that the consummation of our restructuring occurs within twelve months of termination. If we terminate the Letter Agreement for cause, we will be relieved of all of our payment obligations, except for the payment of fees and expenses incurred by A&M through the effective date of termination.

Effective February 16, 2007, we entered into an employment agreement with Craig D. Jung as our Chief Executive Officer. The components of compensation to be paid to Mr. Jung under the agreement are referenced below. For a more detailed discussion regarding the terms of his employment agreement and the employment agreements with our other named executive officers, please see below under the heading “Employment Agreements with Named Executive Officers.”
On January 5, 2007, the Bankruptcy Court approved a settlement among the Company and its various constituency groups to reconstitute our Board from nine to seven members. Pursuant to the terms of the settlement, David I. Pauker and Terry R. Peets joined our Board and five other members of our Board departed. Craig D. Jung fills the seventh seat on our Board. In addition, on January 30, 2007, David N. Weinstein resigned as a director of the Company. On February 28, 2007, our Board appointed Philip A. Vachon as a director to fill the vacancy left by the resignation of Mr. Weinstein. As a result of these changes, in February 2007 the following Board members were appointed to serve on our Compensation Committee: David I. Pauker, Chairman, Robert B. Calhoun, and Terry R. Peets. Prior to the Board changes, Mr. Calhoun served as Compensation Committee Chair.
Since our chapter 11 filing, our executive compensation program has been designed to motivate our senior management team to attain certain performance goals while we restructure our business so that we can emerge from bankruptcy positioned for long-term profitability. However, we believe that the overall compensation levels for our executive officers are below the market median, which may cause difficulty attracting or retaining executive officers.
Certain of our compensation decisions with respect to executive compensation matters are subject to Bankruptcy Court approval. As part of the court approval process, our decisions are subject to objections by the constituents in our Chapter 11 case. The perspectives of these various constituents may be motivated by their own pecuniary interest, which in some cases, may not be consistent with the Board’s obligations to maximize the value of our estate for the benefit of all constituents.
General Compensation Philosophy
The objectives of the Company’s executive compensation program are to create a performance culture and to attract, motivate and retain talented executives. Our compensation objectives include:
•	Attracting and retaining the best possible executive talent;

•	Motivating executive officers to achieve the Company’s performance objectives to maximize the value of our bankruptcy estate for our constituents; and

•	Rewarding individual performance.
Our focus on performance-based compensation is illustrated by the fact that a substantial portion of the compensation awarded to the executive officers in fiscal 2007 was contingent upon our business results, as follows:
•	Periodic cash incentive payments have been made under our Key Employee Retention Plan upon the achievement of certain pre-determined financial results.

•	Payment to certain members of management will be made under the Fiscal 2007 Management Incentive Plan based on the achievement of a financial target.
Executive Compensation Components
Our current executive compensation program reflects our bankruptcy status and is comprised of the following four components:
•	Base salary;

•	Annual bonus;

•	Key Employee Retention Plan; and

•	Executive retirement benefits, severance benefits, and perquisites.
In addition, prior to our bankruptcy filing, equity based long term compensation was a key component of our executive compensation program. However, since our filing, we do not believe offering equity based compensation achieves the objectives mentioned above due to the highly speculative nature of our equity.
Pursuant to its Charter, the Company’s Compensation Committee reviews and approves the Chief Executive Officer’s annual compensation and reviews and recommends for approval to the full Board of Directors the annual compensation for the Chief Executive Officer’s direct reports and the Executive Vice Presidents of our business units based upon the evaluation of those individuals by, and a discussion with, the Chief Executive Officer. However, since our Chapter 11 filing, the compensation levels of many of our senior executives have been frozen at the amount in effect at the time of our filing.
Salary
We provide our executive officers with a base salary to compensate them for services rendered during the year. Base salary is a critical element of executive compensation as it is the only element that provides our executives with an assured annual cash compensation amount. As mentioned above, base salaries for many of our senior executives have been frozen since we filed for bankruptcy, and we believe that the overall base salary levels for our executive officers are below the market median.
The salaries for Messrs. Kafoure, Hutchison and Seban were unchanged during fiscal 2007. Mr. Hutchison’s salary was increased from $350,000 to $375,000 in June 2007. Mr. Hutchison resigned from the Company on July 31, 2007. Mr. Jung’s employment commenced on February 16, 2007 with a base salary of $900,000. In connection with Mr. Jung’s employment agreement, we engaged Watson Wyatt Worldwide, a leading executive compensation advisory firm. Watson Wyatt evaluated Mr. Jung’s total compensation package, benchmarked it against CEO compensation paid by peer companies based upon factors including industry and revenues, and determined that Mr. Jung’s compensation was well within the range of competitive practice. In addition, Mr. Jung’s compensation package was reviewed with the constituents in our bankruptcy and approved by the Bankruptcy Court.
Annual Bonus
Consistent with our pay-for-performance philosophy, key management employees, including certain named executive officers, may be provided with annual opportunities to earn cash awards. Under our Management Incentive Plan, we provide annual cash awards that are payable if we meet or exceed certain predetermined goals established and approved by the Compensation Committee or Board of Directors. The Management Incentive Plan is designed to focus the attention of participants on results which will directly affect our success and to share this success by providing significant financial rewards to those key individuals who make major contributions towards meeting our short-term goals. The target award opportunity under the plan is expressed as a percentage of salary.
Under our Fiscal 2007 Management Incentive Plan, which was developed with advice from A&M based upon their experience in operating debtors under Chapter 11 and approved by the Bankruptcy Court, the Compensation Committee established a target award opportunity for Messrs. Hutchison, Kafoure and Seban of 25% of base salary, subject to achievement of individual performance objectives. This award opportunity was one-half of what had historically been provided to management at this level. The target award opportunity took into account the fact that we did not have an incentive compensation plan for fiscal 2006 but also recognized that we are in bankruptcy. For fiscal 2007, the performance goal established by the Compensation Committee was the achievement of a specified financial target based on our budget. No amount was payable unless the Company achieved that financial target. The performance goal for fiscal 2008 has not been established.
As a new hire in fiscal 2007, Mr. Jung was provided with a signing bonus of $1,200,000, which (as discussed above) was determined to be within the range of competitive practice by Watson Wyatt. In addition, pursuant to his offer of employment, Mr. Seban was guaranteed a bonus of $75,000 with respect to fiscal 2006 results. This amount was paid to Mr. Seban in fiscal 2007.
In addition, pursuant to the terms of his employment agreement, Mr. Jung is entitled to special pre-emergence cash awards and post-emergence stock awards, which were deemed to be within the range of competitive practice by Watson Wyatt. His cash awards are based upon the Company’s Total Enterprise Value (as defined in the employment agreement).
Key Employee Retention Plan
In order to retain key employees and minimize management turnover during our Chapter 11 case, we implemented a Key Employee Retention Plan, or KERP, which was approved by the Bankruptcy Court on February 17, 2005. The KERP has two components: (i) retention or “stay” bonuses that encourage and reward employees for continuing with us during and throughout the Chapter 11 process; and (ii) restructuring performance bonuses to reward participants if we achieve certain performance objectives during the Chapter 11 cases. The KERP is described in more detail below under the heading “KERP.”
During fiscal 2007, Messrs. Kafoure and Hutchison were participants in the KERP. As a result of Mr. Hutchison’s resignation, his participation in the KERP terminated. The payments made during fiscal 2007 under the KERP were for achievement of the financial performance objectives in fiscal 2005.
Executive Benefits and Perquisites
We historically have provided our named executive officers with supplemental retirement benefits and a limited amount of perquisites to better enable us to attract and retain the best possible executive talent. In addition, our named executive officers have the opportunity to participate in a number of benefit programs that are generally available to all salaried employees, such as health, disability and life insurance and our 401(k) plan.
SERP
In connection with our Chapter 11 filing, as of November 11, 2004, we suspended payments and accruals of service credit under our Supplemental Executive Retirement Plan (“SERP”). As a result, Mr. Kafoure’s benefit is suspended and Messrs. Jung and Seban do not participate in the SERP. Mr. Hutchison’s participation, which was suspended, terminated upon his resignation. The SERP is described in more detail below under the heading “IBC Supplemental Executive Retirement Plan.”
Perquisites
We provide the following perquisites to our senior executives, including our named executive officers, which we believe are reasonable, competitive and consistent with our overall compensation program: a Company automobile, life insurance, financial and tax planning and reimbursement of relocation costs. In addition, Mr. Jung’s employment agreement provided for the gross up of all relocation expenses and the reimbursement of legal fees incurred in connection with the negotiation of his employment agreement.
Severance and Change-in-Control Benefits
We provide our named executive officers and certain other senior executives with severance benefits in the event of termination of employment or a change in control of the Company. The named executive officers’ severance benefits are described in more detail under the heading “Potential Payments upon Termination or Change in Control” below.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussion, the Compensation Committee recommended to the Board of the

Directors that the Compensation Discussion and Analysis be included in our Fiscal 2007 Annual Report on Form 10-K.
Compensation Committee
David I. Pauker, Chairman
Robert B. Calhoun
Terry R. Peets
Summary Compensation Table
The following table sets forth information concerning compensation received by (i) the persons who served as our Chief Executive Officer during the fiscal year ended June 2, 2007, (ii) the person who served as our Chief Financial Officer during the fiscal year ended June 2, 2007, (iii) our three other most highly compensated executive officers during the fiscal year ended June 2, 2007 (the individuals in (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”).

					Change in
					Pension Value
					and
					Nonqualified
				Non-Equity	Deferred
				Incentive Plan	Compensation	All other
Name and principal		Salary	Bonus [1]	Compensation	Earnings [2]	Compensation[3]	Total
position	Year	($)	($)	($)	($)	($)	($)
Craig D. Jung[4]	2007	263,080	1,200,000	—	—	158,590	1,621,670
CEO
Antonio C. Alvarez II5	2007	1,275,000	—	—	—	—	1,275,000
Former CEO
Ronald B. Hutchison[6]	2007	350,000	—	166,250 [7]	624	4,937	521,811
Former EVP and CFO
Michael D. Kafoure	2007	486,948	—	231,300 [8]	24,592	14,982	757,822
President and COO
Richard C. Seban	2007	375,000	75,000	93,750 [9]	—	9,755	553,505
EVP and CMO
John K. Suckow [5]	2007	1,303,275	—	—	—	—	1,303,275
Former EVP and CRO

1	Pursuant to the terms of his employment agreement, Mr. Jung received a signing bonus of $1,200,000. Pursuant to the terms of his Offer of Employment, Mr. Seban was guaranteed a bonus for fiscal 2006 of $75,000, which was paid in 2007.

2	As described below under “IBC Supplemental Executive Retirement Plan,” participation in our Supplemental Executive Retirement Plan is suspended. The change in pension value is the result of a change in the discount rate used and interest calculated for financial statement purposes. Mr. Hutchison’s participation in the plan terminated in connection with his resignation on July 31, 2007 as Executive Vice President and Chief Financial Officer of the Company.

3	All other compensation for the fiscal year ended June 2, 2007 includes: (i) fees paid by the Company to Mr. Jung’s attorney in connection with the negotiation of his employment agreement in the amount of $147,520; (ii) the Company’s contributions in the amount of $8,100 and $5,400, which accrued during such fiscal year for the accounts of Messrs. Kafoure and Seban, respectively, under our Company’s Retirement Income Plan; (iii) the imputed income for term life insurance provided by the Company for the benefit of Messrs. Hutchison and Seban in the amounts of $1,806 and $793, respectively; (iv) the imputed income for use of a Company car by Messrs. Hutchison, Kafoure and Seban in the amounts of $785, $4,072 and $3,562, respectively; (v) taxable income for financial advisory services to Messrs. Jung, Hutchison and Kafoure in the amounts of $1,522, $2,346 and $2,810, respectively, and (vi) $9,548 for Mr. Jung related to moving expenses.

4	Pursuant to Mr. Jung’s employment agreement, he is to receive a special cash award for enhancing our value during bankruptcy and an equity award (one-half capital stock and one-half options) upon our emergence from Chapter 11. At this time, the amounts are not determinable. See the discussion of his employment agreement under “Employment Agreements with Named Executive Officers.”

5	Messrs. Alvarez and Suckow were designated officers of IBC pursuant to an amended and restated letter agreement dated September 21, 2004, further amended and restated as of October 14, 2004 and amended on July 18, 2005 and elected by the Board of Directors in September 2004, April 2005, and March 2006. Mr. Alvarez resigned in connection with the election of Craig D. Jung as our Chief Executive Officer. Mr. Suckow resigned as Executive Vice President and Chief Restructuring Officer of the Company effective August 8, 2007.

6	Mr. Hutchison resigned as our Executive Vice President and Chief Financial Officer effective July 31, 2007.

7	This amount reflects $78,750 paid as restructuring performance bonuses pursuant to the KERP (as described below) and $87,500 to be paid as a bonus under the fiscal 2007 Incentive Compensation Plan (as described below).

8	This amount consists of: $109,563 paid as restructuring performance bonuses pursuant to the KERP and $121,737 to be paid as a bonus under the Fiscal 2007 Incentive Compensation Plan.

9	This amount reflects a bonus to be paid pursuant to the Fiscal 2007 Incentive Compensation Plan.
Grants of Plan-Based Awards in the Fiscal Year Ended June 2, 2007

	Estimated Future Payouts Under
	Non-Equity Incentive Plan Awards[1]
	Target	Maximum
Name	($)	($)

Craig D. Jung [2]	—	—
Antonio C. Alvarez II	—	—
Ronald B. Hutchison	87,500	131,250
Michael D. Kafoure	121,737	182,606
Richard C. Seban	93,750	140,625
John K. Suckow	—	—

1	Our Fiscal 2007 Management Incentive Plan was approved by our Board in August 2006 and approved by the Bankruptcy Court in March 2007. There is no threshold payment under the plan, and there is a potential discretionary bonus pool payment that is not included in the maximum.

2	Pursuant to Mr. Jung’s employment agreement, he is to receive a special cash award for enhancing our value during bankruptcy and an equity award (one-half capital stock and one-half options) upon our emergence from Chapter 11. At this time, the amounts are not determinable. See the discussion of his employment agreement under “Employment Agreements with Named Executive Officers.”
Fiscal 2007 Management Incentive Plan
In March 2007, the Bankruptcy Court issued an order that authorized us to implement our Fiscal 2007 Management Incentive Plan. The objective of the plan is to provide an incentive to eligible management employees for the attainment of our organizational performance objectives. The Compensation Committee of our Board reviewed and approved all payments to be made under the plan. Eligible management employees were entitled to certain cash bonuses in the event that we met our fiscal 2007 financial target and their individual performance goals were met. In the event that the financial target was achieved, a discretionary bonus pool was to be created to reward employees based on their individual performance and contribution to the achievement of our business objectives. No discretionary amounts will be paid under the fiscal 2007 plan. All bonus payments under the plan will be made approximately 90 days following the end of our 2007 fiscal year. Messrs. Hutchison, Kafoure and Seban are participants in the plan and the amounts to be received by each under the plan are reflected in the Summary Compensation Table above.

Employment Agreements with Named Executive Officers
We have entered into employment agreements with Craig D. Jung, Ronald B. Hutchison and Michael D. Kafoure. Mr. Hutchison’s agreement has been terminated in connection with his resignation from the Company on July 31, 2007. The descriptions below are only summaries of the agreements and are qualified in their entirety by the actual agreements, which have been filed with the SEC and are identified in the Exhibit Index to this Annual Report on Form 10-K.
Craig D. Jung
Mr. Jung serves as our Chief Executive Officer and as a director. The term of his employment agreement ends on February 16, 2010, provided, however, that the term will be automatically extended for additional one-year periods unless either we or Mr. Jung gives the other written notice at least 120 days prior to the then-scheduled date of expiration. Mr. Jung will receive an annual base salary of $900,000, which may be increased, at the sole discretion of the Board, pursuant to annual review undertaken by the Compensation Committee of the Board before May 1 of each year, beginning as of May 1, 2008. During the term, beginning with fiscal 2009, in addition to base salary, Mr. Jung shall be eligible to receive an annual performance-based cash bonus award with a target of no less than one hundred percent (100%) of his then current base salary pursuant to the terms and conditions of the Company’s Incentive Compensation Plan (the IC Plan) then in effect; provided that the actual cash bonus paid to Mr. Jung for any fiscal year shall not exceed two hundred percent (200%) of his base salary. Mr. Jung received a signing bonus of $1,200,000, which is subject to repayment if Mr. Jung leaves the Company within one year under certain circumstances. Mr. Jung is entitled to receive the following special cash awards:
(1)	0.25% of Total Enterprise Value (as defined in the employment agreement) in excess of $500 million but less than $600 million, plus; (ii) an additional 0.50% of Total Enterprise Value in excess of $600 million but less than $700 million, plus; (iii) an additional 0.75% of Total Enterprise Value in excess of $700 million but less than $800 million, plus; (iv) an additional 1.0% of Total Enterprise Value in excess of $800 million, not to exceed $3,000,000; and

(2)	1.75% of Total Enterprise Value in excess of an amount equal to the sum of: (i) $700 million, plus (ii) 95% of the Triggered Contingent Claims Amount (as defined in the employment agreement).
In addition, Mr. Jung will be granted an equity interest in the Company upon the Company’s emergence from bankruptcy equal to 2% of the number of shares of capital stock issued and outstanding on the date the Company emerges from bankruptcy, 50% of which will be shares of capital stock and 50% of which will be options. Twenty five percent of the shares of capital stock and 25% of the options vest immediately upon grant. The remaining unvested shares of capital stock and options vest pro rata over 36 months (beginning with the last day of the month in which we emerge from bankruptcy) (assuming Mr. Jung remains employed by us). The exercise price for the options will be the fair market value determined in accordance with the terms of the employment agreement. Mr. Jung will be reimbursed for all relocation costs (including brokerage commission on the sale of his home, temporary living expenses, airfare, moving expenses, storage costs, legal and closing costs on the purchase of a new home, and gross up of these amounts) and expenses (including the legal fees incurred in connection with the preparation and negotiation of the employment agreement). The employment agreement imposes upon Mr. Jung covenants, among others, related to non-disclosure of confidential information, non-solicitation and non-competition.
For a discussion of payments to Mr. Jung upon termination or a Change in Control see below under the heading “Potential Payments Upon Termination or Change in Control.”
Michael D. Kafoure
Mr. Kafoure serves as our Chief Operating Officer. The initial term of his employment agreement was for 2 years, which ended on January 1, 2005. The agreement, however, is subject to automatic renewal for successive one-year periods unless we or Mr. Kafoure give timely notice that the term will not be extended; no such notice has been given by either us or Mr. Kafoure. The agreement provides for an annualized base salary during the term of the agreement of at least $460,000, subject to annual review. In addition to base salary, the agreement provides for an annual bonus under the IC Plan at the specified level under the IC Plan for the Chief Operating Officer. The agreement prevents Mr. Kafoure from competing with us or soliciting customers for a competitive business during the term of the agreement and during the balance of the agreement term following termination and requires him to maintain the confidentiality of our confidential information prior to public disclosure by us. Mr. Kafoure’s contract was entered into pre-petition and is subject to assumption or rejection under the provisions of the Bankruptcy Code. We are in the process of reviewing the contract as part of our overall restructuring process and have made no decision at this time with regard to whether we will seek Bankruptcy Court approval to either assume or reject the contract.
For a discussion of payments to Mr. Kafoure upon termination see below under the heading “Potential Payments Upon Termination or Change in Control.”
Alvarez and Marsal Agreement
On September 21, 2004, we appointed Antonio C. Alvarez II as our Chief Executive Officer and John K. Suckow as our Executive Vice President and Chief Restructuring Officer. Messrs. Alvarez and Suckow, as employees of A&M, were designated as officers pursuant to an amended and restated letter agreement dated as of September 21, 2004, further amended and restated as of October 14, 2004, or the Letter Agreement. The terms and conditions of the Letter Agreement were approved by the Bankruptcy Court on October 25, 2004. In connection with the appointment of Craig D. Jung, Antonio C. Alvarez II resigned as our Chief Executive Officer. John K. Suckow resigned as our Executive Vice President and Chief Restructuring Officer effective August 8, 2007. However, certain A&M employees are still providing services to us.
Under the terms of the Letter Agreement, we paid $150,000 per month to A&M for the services of Mr. Alvarez as Chief Executive Officer. In addition, we paid A&M an hourly rate of $600 for the services of Mr. Suckow as Executive Vice President and Chief Restructuring Officer and an hourly rate ranging from $200 to $650 for other employees of A&M. We also compensated A&M for reasonable out-of-pocket expenses.
On July 18, 2005, we entered into a supplemental letter agreement with A&M (the Incentive Fee Agreement), which sets forth the manner in which A&M’s incentive compensation is to be calculated under the Letter Agreement. Pursuant to the Bankruptcy Court’s October 25, 2004 order, notice of the Incentive Fee Agreement was provided to certain interested parties in our bankruptcy. Upon agreement of such parties, the time to object to the Incentive Fee Agreement has been extended indefinitely. Therefore, absent consent of such parties, the Incentive Fee Agreement remains subject to Bankruptcy Court approval and, accordingly, its terms will not become effective until such consent or approval has been obtained. Pursuant to the Incentive Fee Agreement, A&M is entitled to incentive compensation to be based on five percent of our Total Enterprise Value (as defined in the Incentive Fee Agreement) in excess of $723 million. Total Enterprise Value consists of two components: (i) our total cash balance as of the effective date of our plan of reorganization, less the normalized level of cash required by us in the ordinary course of business, plus (ii) either (a) the midpoint enterprise value set forth in the disclosure statement with respect to our plan of reorganization as confirmed by the Bankruptcy Court or (b) the aggregate consideration received by us in a sale. Under all circumstances other than a liquidation of our Company (in which case A&M will have no guaranteed incentive compensation), A&M’s incentive compensation will be a minimum of $3,850,000, if approved by the Bankruptcy Court. The incentive compensation would, if approved, be payable upon the consummation of our plan of reorganization.
The Letter Agreement may be terminated by either party without Cause (as defined in the Letter Agreement) upon thirty days prior written notice, subject to the payment by us of any fees and expenses due to A&M. If we terminate the Letter Agreement without Cause or if A&M terminates the Letter Agreement for Good Reason (as defined in the Letter Agreement), A&M will also be entitled to receive the incentive fee, provided that the consummation of our restructuring occurs within twelve months of termination. If we terminate the Letter Agreement for cause, we will be relieved of all of its payment obligations, except for the payment of fees and expenses incurred by A&M through the effective date of termination.

Key Employee Retention Plan
In order to retain key employees and minimize management turnover during our Chapter 11 cases, we have implemented a Key Employee Retention Plan, or KERP, which was approved by the Bankruptcy Court on February 17, 2005. The KERP has two components: (i) retention or “stay” bonuses that encourage and reward employees for continuing with us during and throughout the Chapter 11 process; and (ii) restructuring performance bonuses to reward participants if we achieve certain performance objectives during the Chapter 11 cases.
Participants in the KERP must remain in our employ in order to receive payments under the KERP. A participant who is terminated for cause (as defined in the KERP) or voluntarily leaves our employment without good reason (as defined in the KERP) prior to a payment date under the KERP will forfeit such participant’s right to future payment under the KERP. If a participant is terminated without cause or resigns for good reason prior to a payment date, such participant is paid a pro-rated amount of such participant’s retention and restructuring performance bonus.
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
Restructuring Performance Bonuses
In lieu of our 2005 annual incentive bonus plan, the KERP contains a performance component under which cash bonuses were paid to participants upon achievement of certain predetermined financial objectives. The restructuring performance bonuses were based on a target figure for our adjusted earnings before interest, taxes, depreciation, amortization and restructuring costs (EBITDAR). If our actual adjusted EBITDAR for fiscal 2005 equaled the target adjusted EBITDAR, participants were eligible to receive a baseline restructuring performance bonus ranging from 5% to 30% of their base salary. The aggregate amount of baseline restructuring performance bonuses is approximately $5.0 million.
The restructuring performance bonuses decreased or increased proportionally if the actual adjusted EBITDAR was less than or exceeded target adjusted EBITDAR, provided that (i) no restructuring performance bonuses were to be paid if the actual adjusted EBITDAR was less than 80% of the target adjusted EBITDAR, and (ii) the aggregate amount of the restructuring performance bonuses was capped at $5.7 million, which was payable in the event that actual adjusted EBITDAR was 125% or more of the target adjusted EBITDAR.
The amount of restructuring performance bonuses payable to participants consists of (i) a fixed component equal to 60% of the participant’s earned restructuring performance bonus and (ii) a discretionary component to be determined by the Compensation Committee of the Board. Actual restructuring bonuses were paid in 4 installments. The first 50% installment, based on an estimate of 100% of target EBITDAR, was paid on or about August 15, 2005. Actual EBITDAR exceeded the target adjusted EBITDAR by more than 125%. As a result, an additional payment relating to the first installment was made in October 2006. Under the original order entered on the KERP, the remaining 50% would be payable 30 days after the substantial consummation of a confirmed plan of reorganization whereby we emerge from bankruptcy as reorganized entities on a stand-alone basis, or the closing of a sale of all or substantially all of our assets as a going concern. However, on November 8, 2006 the Bankruptcy Court approved an Order to accelerate the payment of the restructuring performance bonuses. Accordingly, half of the remaining restructuring bonus was paid on December 15, 2006 and the other half was paid on April 30, 2007 to eligible employees who were working for the Debtors on those dates. No further payments are due for the restructuring performance component of the KERP.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
		Number of	Number of
		securities	securities			Number of
		underlying	underlying			Shares or	Market Value
		unexercised	unexercised	Option		Units of Stock	of Shares of
		options	options	Exercise		That Have not	Units of Stock
		(#)	(#)	Price	Option Expiration	Vested	That Have not
Name	Grant Date	Exercisable[1]	Unexercisable	($)	Date	(#)	Vested ($)

Craig D. Jung[2]	—	—	—	—	—	—	—
Antonio C. Alvarez	—	—	—	—	—	—	—
Ronald B. Hutchison	—	—	—	—	—	6,666 [3]	16,998
Michael D. Kafoure	9/23/1997	200,000	—	33.9063	9/23/2007	—	—
	8/6/1998	25,000	—	27.0625	8/6/2008	—	—
	7/13/1999	30,000	—	23.75	7/13/2009	—	—
	5/8/2000	30,000	—	14.50	5/8/2010	—	—
	5/7/2001	25,000	—	14.10	5/7/2011	—	—
	7/9/2002	50,000	—	27.72	7/9/2012	—	—
	5/6/2003	50,000	—	10.00	5/6/2013	—	—
Richard C. Seban	—	—	—	—	—	—	—
John K. Suckow	—	—	—	—	—	—	—

1	Vesting is 1/3 annually from the date of grant.

2	Pursuant to Mr. Jung’s employment agreement, he is to receive an equity award (one-half capital stock and one-half options) upon our emergence from Chapter 11. At this time, the amount is not determinable. See the discussion of his employment agreement under “Employment Agreements with Named Executive Officers.”

3	Mr. Hutchison was granted a restricted stock award of 20,000 shares on July 13, 2004. The restricted stock, which vested ratably over a three-year term, was granted under our 1996 Plan. Subsequent to year end but prior to the vesting date, or July 13, 2007, Mr. Hutchison elected to disclaim ownership of the shares included above.
Option Exercises and Stock Vested
No options were exercised and no stock vested during fiscal 2007 for the Named Executive Officers. Mr. Hutchison disclaimed ownership of 6,667 shares of a restricted stock grant prior to the vesting date of July 13, 2006 and 6,666 shares of a restricted stock grant prior to the vesting date of July 13, 2007 and surrendered all rights thereunder.

PENSION BENEFITS
Present Value of
		Number of Years	Accumulated	Payments During
		Credited Service	Benefit	Last Fiscal Year
Name	Plan Name	(#)	($)	($)
Craig D. Jung	—	—	—	—
Antonio C. Alvarez II	—	—	—	—
Ronald B. Hutchison	Supplemental Executive Retirement Plan	0	24,632	—
Michael D. Kafoure	Supplemental Executive Retirement Plan	9	895,483	—
Richard C. Seban	—	—	—	—
John J. Suckow	—	—	—	—
IBC Supplemental Executive Retirement Plan
As mentioned above in note 1 to the Summary Compensation table, we suspended payments and accruals of service credit under the SERP in connection with our bankruptcy filing. As a result and as reflected in the table above, Mr.

Kafoure’s participation was suspended as of November 11, 2004 and his years of credited service do not reflect his years of service past this date. In addition, Messrs. Jung and Seban do not participate in the SERP. As Messrs. Alvarez and Suckow were not employees, they would not have participated in the SERP. Although the table above reflects a benefit for Mr. Hutchison as of fiscal year end, his participation in the SERP terminated upon his resignation as Executive Vice President and Chief Financial Officer on July 31, 2007. The following describes the SERP as it existed prior to its suspension.
In June 2002, we adopted the SERP, an unfunded, non-tax-qualified supplemental retirement plan. Under the SERP, we will pay certain key executives and managers who retire after age 60 (the normal retirement age), including Mr. Kafoure, an annual retirement benefit (the Benefit) equal to 1.8% of the participant’s average annual base salary received during the 60 months immediately preceding retirement, for each year of service to IBC, up to 20 years. For purposes of this formula, “base salary” means the salary amount set forth in the Salary column of the Summary Compensation Table. As a result, the maximum Benefit we will pay a participant under the SERP is 36% of the participant’s average annual base salary for the preceding 60 months. Upon termination of the participant’s service for any reason other than disability or death after the participant reaches 60 years of age, one-twelfth of the Benefit will be paid each month, if the participant is not married at retirement, until the date of the participant’s death. If the participant is married at retirement, one-twelfth of the Benefit will be paid each month for the participant’s lifetime, unless the participant dies before receiving 300 monthly payments in which event payments will continue to be made to his or her spouse until the earlier of the spouse’s death or the payment of a total of 300 monthly payments to both the participant and the spouse. The SERP includes certain provisions, exercisable at the participant’s election, for the payment of a reduced joint and survivor monthly benefit payable for the surviving spouse’s lifetime if the participant is married on the date of his or her retirement.
A participant is entitled to a disability benefit, determined and paid in the same manner as the Benefit, if termination of employment results from total and permanent disability prior to age 60 and if the participant has 20 or more years of service as of the date of such disability. Payment begins the month following the month during which the participant reaches 60 years of age and is payable for the participant’s lifetime, unless the participant is married on the date of disability and dies before receiving 300 monthly payments, in which event payments will continue to be made to his or her spouse until the earlier of the spouse’s death or the payment of a total of 300 monthly payments to both the participant and the spouse. Alternatively, if the participant is married on the date of disability, he or she can elect the reduced joint and survivor annuity described above.
A participant’s surviving spouse, if any, will be entitled to receive a death benefit, determined and paid in the same manner as the Benefit, upon the participant’s death if the participant dies after reaching 60 years of age but before retirement, or if the participant dies after 20 or more years of service, regardless of age. This death benefit begins the month following the month during which the participant would have reached 60 years of age or the month following his or her death, whichever is later, and is payable for the lesser of 300 months or until the death of the participant’s spouse. The Benefits, including those payable upon death or disability, are not reduced for social security or any other offset amounts.
For a discussion regarding the valuation method and material assumptions in quantifying the present value of the SERP benefit see Note 11. Employee Benefit Plans – Supplemental Executive Retirement Plan.
Potential Payments upon Termination or Change in Control
Mr. Jung’s Employment Agreement
Mr. Jung’s employment agreement provides for payments to him in the event of his termination of employment under certain circumstances or in connection with a Change in Control (as defined below). Upon his death or disability, he will receive his base salary and a pro-rata bonus through the termination date, plus full vesting of any then outstanding but unvested equity awards, continued participation for his dependents in any benefit programs of the Company for 12 months, and any Accrued Obligations (as defined in his employment agreement), including Special Awards (as defined in his employment agreement), and, in the case of disability, disability benefits in accordance with our policies. In the case of a termination for Cause (each as defined in his employment agreement) or voluntarily by Mr. Jung, Mr. Jung will receive only his base salary to the termination date and any Accrued Obligations. In the event of a termination without Cause, or by a Constructive Termination Without Cause (as

defined in his employment agreement) or a non-renewal of the term by the Company, Mr. Jung will receive the same payments, awards and benefits as upon death or disability (except that health and welfare benefits for Mr. Jung and his dependents will continue for 24 months), plus a severance payment equal to two times his base salary and bonus, plus reimbursement of reasonable relocation costs up to $50,000.
Upon a Change in Control (as defined below), all of Mr. Jung’s outstanding and unvested capital stock and options and any other equity awards vest or become exercisable. If during the 2 years after a Change in Control Mr. Jung’s employment is terminated without Cause, or by a Constructive Termination Without Cause or non-renewal, then he will receive the following: his base salary and a pro-rata bonus through the termination date, continued participation for his dependents in any benefit programs of the Company for 24 months; any Accrued Obligations, including Special Awards; a severance payment equal to 3 times his base salary and bonus (unless the change of control occurs within the first 12 months of his employment agreement, in which case he will receive 2 times his base salary and bonus); and reimbursement of reasonable relocation costs up to $50,000. Mr. Jung will also receive a tax gross-up payment if an excise tax is due as a result of the payments.
For purposes of Mr. Jung’s employment agreement, Change in Control means the occurrence of any of the following events: any person (other than a stockholder holding 15% or more of our voting stock on the date we emerge from bankruptcy) becomes a beneficial owner of 50% or more of our voting stock; a change in the majority of our Board of Directors; we adopt any plan of liquidation providing for the liquidation of all or substantially all of our assets; all or substantially all of our consolidated assets or business are disposed of pursuant to a merger or consolidation in which we are not the surviving company or are sold or otherwise transferred in another transaction; or we combine with another company and are the surviving corporation but, immediately after the combination, our stockholders hold 50% or less of the voting stock of the combined company. No “Change in Control” will occur if we emerge from bankruptcy pursuant to a “stand alone” Plan and the creditors in our bankruptcy collectively hold more than 50% of our voting stock immediately after our emergence.
Under his employment agreement, Mr. Jung has agreed not to (i) disclose any confidential information about the Company to others while employed by the Company and thereafter; (ii) compete with the Company for 1 year following termination of employment; and (iii) solicit for employment any employee of the Company for I year following termination of employment.
Mr. Kafoure’s Employment Agreement
Mr. Kafoure’s employment agreement terminates in the event of his death or permanent disability. In either such case, or in the event that employment is terminated by us without Mr. Kafoure’s consent (other than for a felony conviction, guilty plea or plea of nolo contendere to a felony), Mr. Kafoure will continue to receive his regular salary payments, continued health, medical, disability and insurance coverage and continued accrual of retirement and supplemental retirement benefits during the balance of the agreement term. Mr. Kafoure will not be entitled to receive any benefits under the employment agreement to the extent that payments are made under a management continuity agreement following a change in control as defined below.
Under his employment agreement, Mr. Kafoure has agreed not to (i) disclose any confidential information to others during his employment and after; and (ii) compete with the Company for the balance of the term of his employment agreement.
Management Continuity Agreements
We have entered into management continuity agreements with Messrs. Kafoure and Hutchison, as well as other members of senior management. As a result of Mr. Hutchison’s resignation, his management continuity agreement has been terminated. The agreement provides that if, within 2 years after a Change in Control (as defined below) we, or any purchaser of our business, terminates the executive’s employment other than by reason of (i) a transfer of employment to a related entity of such purchaser under substantially the same employment terms, (ii) the executive’s death, or (iii) the executive’s voluntary termination if he or she has continued to enjoy substantially the same employment terms, the executive will be entitled to receive:
•	an amount equal to 2 years of salary (based on his monthly base salary immediately prior to the Change in

Control or the employment termination date, whichever is greater) and bonus (equal to the target bonus under the IC Plan or the most recent annual bonus received by the executive, whichever is greater);

•	continued life, health, accident and disability benefits for 2 years following the employment termination date;

•	immediate and full vesting under our SERP and at least 2 additional years of credited service under the SERP (except that the adjustment cannot result in the years of credited service exceeding 20 years); and

•	up to $15,000 of outplacement counseling services.
We will reimburse the executive for any excise taxes imposed by Section 4999 of the Internal Revenue Code of 1986, and will make a gross-up payment to reimburse the executive for any income or other tax attributable to the gross-up payment and to the tax reimbursement payments themselves.
For purposes of the management continuity agreements, a “Change in Control” generally is defined to take place when (a) there is a change in the majority of the Board; (b) a person or group (other than us and various affiliated persons or entities) becomes the beneficial owner of 50% or more of the total voting power of our outstanding securities; (c) a sale of all or substantially all of our assets; (d) a merger, share exchange, reorganization or consolidation involving us in which at least 50% of the total voting power of the voting securities of the surviving corporation is held by persons who were not previously our stockholders; or (e) a finding by a majority of the present directors (and persons nominated or appointed by the directors) that a sale, disposition, merger or other transaction or event that they determine constitutes a Change in Control has occurred.
In exchange for these benefits, Mr. Kafoure has agreed not to compete with the Company for 24 months following termination of employment.
Because the management continuity agreements were entered into pre-petition, they are subject to assumption or rejection under the provisions of the Bankruptcy Code. We are in the process of reviewing the agreements as part of our overall restructuring process and have made no decision at this time with regard to whether we will seek Bankruptcy Court approval to either assume or reject the agreements.
Mr. Seban’s Offer of Employment
Under the terms of our Offer of Employment to Mr. Seban, he is eligible to receive 6 months of severance payments, except in the case of termination for cause.

Compensation of Directors
The following table includes information regarding the compensation of our non-employee directors for fiscal 2007. Mr. Jung, our Chief Executive Officer, does not receive any payment for his service as a director. As a result, he is not included in the table below. All of Mr. Jung’s compensation for fiscal 2007 is reflected in the Summary Compensation Table. No stock or option awards were granted to the non-employee directors in fiscal 2007. The non-employee directors do not participate in any of our benefit plans, including our pension plan.

Fees Earned or Paid in Cash[1]
Name	($)
Michael J. Anderson	$122,855
G. Kenneth Baum [2]	48,094
Leo Benatar [2]	114,785
Robert B. Calhoun	100,230
Frank E. Horton [2]	60,357
Richard M. Metrick [2]	52,107
William P. Mistretta	76,344
David I. Pauker [3]	43,648
Terry R. Peets [3]	42,578
Ronald L. Thompson [2]	54,857
Philip A. Vachon [3]	28,455
David N. Weinstein [2]	54,040

1	The fees include Board and Committee retainers and attendance fees (see below) earned during fiscal 2007. We also pay an orientation fee of $1,000 per day for new directors to visit one of our bakeries, ride a route and meet with senior management. During fiscal 2007, the Board met 27 times (15 of which were telephonic), the Audit Committee met 20 times (12 of which were telephonic), the Compensation Committee met 12 times (5 of which were telephonic), the Nominating/Corporate Governance Committee met 5 times (1 of which was telephonic), and the Executive Committee met 1 time, which was telephonic.

2	Messrs. Baum, Benatar, Horton, Metrick, and Thompson departed from the Board in January 2007 as a result of a Bankruptcy Court approved settlement among us and our various constituency groups to reconstitute our Board. In connection with their departure from the Board, Messrs. Baum, Benatar, Horton, Metrick and Thompson disclaimed their rights in 4,525 shares of stock that, pursuant to a grant of phantom stock units on July 13, 2004, were to be issued upon their departure. Mr. Weinstein resigned from the Board in January 2007.

3	Messrs. Pauker and Peets joined the Board in January 2007. Mr. Vachon joined the Board in February 2007.
In March 2007, the Bankruptcy Court approved an increase in Board compensation retroactive to January 2007. The following table sets forth the components of compensation for non-employee directors for fiscal 2007:

FORM OF COMPENSATION	AMOUNT OF COMPENSATION
	June 2006 – December 2007	January – May 2007
Chairman of the Board Retainer	$150,000	$150,000
Annual Retainer	30,000	75,000
Annual Retainer for Audit Committee Chairman	5,000	15,000
Annual Retainer for Other Committee Chairmen	2,500	7,500
Board Attendance Fee (each meeting)
In Person	2,000	2,000
Telephonic	1,000	1,000
Committee Attendance Fee (each meeting)
In Person (same day as Board Meeting)	750	750
In Person (not same day as Board Meeting)	1,000	1,000
Telephonic	500	500

Each non-employee director holds the following number of outstanding options as of June 2, 2007:

Name	Options Outstanding

Michael J. Anderson	58,000
Robert B. Calhoun	80,000
Compensation Committee Interlocks and Insider Participation
The current members of the Compensation Committee are Messrs. Pauker, Calhoun and Peets. Certain of our former directors, Messrs. Horton, Metrick and Weinstein, also served on the Compensation Committee during fiscal 2007. No person who served on our Compensation Committee during fiscal 2007 was an officer, employee or a former officer or employee of us or any of our subsidiaries or had any relationship requiring disclosure under Item 404 during fiscal 2007. In addition, none of our executive officer’s served as a member of the board of directors or compensation committee of another entity, one of whose executive officer’s served on our board or compensation committee.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
We have only one equity compensation plan for eligible employees under which options, rights or warrants may be granted, the 1996 Stock Incentive Plan. See Note 14. Stock-Based Compensation to our consolidated financial statements, contained herein for further information on the material terms of this plan. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under our 1996 Plan as of June 2, 2007:
Equity Compensation Plan Information

		Weighted-	Number of securities
		average	remaining available
		exercise	for
		price of	future issuance under
	Number of securities to be	outstanding	equity compensation
	issued upon exercise of	options,	plans (excluding
	outstanding options,	warrants	securities reflected in
	warrants and rights	and rights	column (a))
Equity compensation plans approved by security holders	3,273,000	$15.69	9,198,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,273,000	$15.69	9,198,000

Holdings of Principal Stockholders
The following table sets forth information regarding the ownership of our common stock by each person known to us to be the beneficial owner of more than 5% of our Company’s common stock as of August 1, 2007.

		(3)
		Amount and
		nature of
(1)	(2)	beneficial	(4)
Title of Class	Name and address of beneficial owner	ownership	Percent of Class

Common	Fidelity Management & Research Co.[1] 82 Devonshire Street Boston, MA 02109	6,492,816	14.338%
Common	Eagle Rock Capital Management, L.L.C.[1] 551 Fifth Avenue, 34th Floor New York, NY 10176	4,013,176	8.800%
Common	Brencourt Advisors, LLC[1] 600 Lexington Avenue, 8th Floor New York, NY 10022	3,799,520	8.390%
Common	QVT Financial LP1 527 Madison Avenue, 8th Floor New York, NY 10022	3,322,495	7.320%
Common	Glenview Capital Management, LLC[1] 399 Park Avenue, Floor 39 New York, NY 10022	3,136,008	6.900%
Common	Morgan Stanley [1] 1585 Broadway New York, NY 10036	2,990,741	6.600%
Common	Brandes Investment Partners, L.P. [1] 11988 El Camino Real, Suite 500 San Diego, CA 92130	2,958,045	6.500%

1	The information concerning beneficial ownership was obtained from Schedule 13G reports of Fidelity Management & Research Co., Eagle Rock Capital Management, L.L.C., Brencourt Advisors, LLC, QVT Financial LP, Glenview Capital Management, LLC, Morgan Stanley and Brandes Investment Partners, L.P., filed with the Securities and Exchange Commission (“SEC”) on January 10, 2007, February 14, 2006, February 15, 2007, February 14, 2005, February 14, 2007, February 15, 2007 and February 16, 2006, respectively.

Holdings of Officers and Directors
The number of shares of our common stock beneficially owned as of August 1, 2007, by the directors, the Named Executive Officers, and all directors, Named Executive Officers and executive officers as a group, are set forth below:

		(3)
		Amount and nature
(1)	(2)	of beneficial	(4)
Title of Class	Name of beneficial owner	ownership	Percent of Class
Common	Michael J. Anderson	64,095 [1,2]	*
Common	Antonio C. Alvarez II	0
Common	Robert B. Calhoun	87,257 [1,2]	*
Common	Ronald B. Hutchison	0
Common	Craig D. Jung	0
Common	Michael D. Kafoure	415,844 ,2	*
Common	William P. Mistretta	0
Common	David I. Pauker	0
Common	Terry R. Peets	0
Common	Richard C. Seban	0
Common	John K. Suckow	0
Common	Philip A. Vachon	0
Common	All Named Executive Officers, directors and executive officers as a group (19 persons)	873,677 [1,2]	1.9%

*	Less than 1%

1	Of the shares indicated, 58,000 (Mr. Anderson), 80,000 (Mr. Calhoun), 410,000 (Mr. Kafoure) and 834,000 (all directors, Named Executive Officers and executive officers as a group) are attributable to currently exercisable employee stock options or stock options exercisable within 60 days.

2	Of the shares indicated, 4,525 (Messrs. Anderson and Calhoun) and 20,120 (all directors, Named Executive Officers and executive officers as a group) are attributable to shares of restricted stock in the case of the executive officers and phantom stock units in the case of the directors.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
We have entered into a Letter Agreement, which has been amended, with A&M setting forth the terms of our relationship. We have executed a supplemental letter agreement that sets forth the manner in which A&M’s incentive compensation is to be calculated under the Letter Agreement. Pursuant to the Bankruptcy Court’s October 25, 2004 order, notice of the Incentive Fee Agreement was provided to certain interested parties in our bankruptcy. Upon agreement of such parties, the time to object to the Incentive Fee Agreement has been extended indefinitely. Therefore, absent consent of such parties, the Incentive Fee Agreement remains subject to Bankruptcy Court approval and, accordingly, its terms will not become effective until such consent or approval has been obtained. Pursuant to the Incentive Fee Agreement, A&M is entitled to incentive compensation to be based on five percent of our Total Enterprise Value (as defined in the Incentive Fee Agreement) in excess of $723 million. Total Enterprise Value consists of two components: (i) our total cash balance as of the effective date of our plan of reorganization, less the normalized level of cash required by us in the ordinary course of business, plus (ii) either (a) the midpoint enterprise value set forth in the disclosure statement with respect to our plan of reorganization as confirmed by the Bankruptcy Court or (b) the aggregate consideration received by us in a sale. Under all circumstances other than a liquidation of our company (in which case A&M will have no guaranteed incentive compensation), A&M’s incentive compensation will be a minimum of $3,850,000, if approved by the Bankruptcy

Court. The incentive compensation would, if approved, be payable upon the consummation of our plan of reorganization.
The Letter Agreement may be terminated by either party without Cause (as defined in the Letter Agreement) upon 30 days prior written notice, subject to the payment by us of any fees and expenses due to A&M. If we terminate the Letter Agreement without Cause (as defined in the Letter Agreement) or if A&M terminates the Letter Agreement for Good Reason (as defined in the Letter Agreement), A&M will also be entitled to receive the incentive fee, provided that the consummation of our restructuring occurs within 12 months of termination. If we terminate the Letter Agreement for Cause, we will be relieved of all of our payment obligations, except for the payment of fees and expenses incurred by A&M through the effective date of termination. In connection with the appointment of Craig D. Jung, Antonio C. Alvarez II resigned as our Chief Executive Officer. John K. Suckow resigned as our Executive Vice President and Chief Restructuring Officer effective August 8, 2007. However, certain A&M employees are still providing services to us.
We purchase flour at market prices from Cereal Food Processors, Inc., a long-standing supplier, in the regular course of our business. G. Kenneth Baum, a director who left the Board in January 2007, beneficially owns an approximately 10% equity interest in Cereal Food Processors. During fiscal 2007, our flour purchases from Cereal Food Processors totaled approximately $96,000,000.
In October 2006, The Andersons, Inc. was the successful bidder in a live auction we held to sell a purchase option we controlled as to 89 railcars we leased. Michael J. Anderson, a current director, is the President and Chief Executive Officer of The Andersons, Inc. We issued Request for Bids to eight railcar lessors, one of which was The Andersons, Inc. Seven bidders submitted bids. In the arms-length bidding process, each of the seven bidders was required to submit a bid that included specific terms, including buying our purchase option, immediately exercising the purchase option, purchasing the railcars, and thereafter leasing the railcars to our flour suppliers for a specified period of time. We held a live identity-preserved auction with the top three bidders, and The Andersons, Inc. was the highest bidder. The auction process and results were approved by the Bankruptcy Court in November 2006. The Andersons, Inc. paid IBC approximately $1.2 million for the right to exercise the purchase option with the lessor.
Review of Transactions with Related Persons
Our Code of Business Conduct and Ethics regulates related party transactions and applies to all directors, officers, and employees. It requires that each individual avoid situations that interfere with his or her ability to perform Company work objectively and effectively, act in an honest and ethical manner, and act in a manner to avoid even the appearance of conflict between personal interests and those of the Company. Further, it requires that each such person avoids situations where his or her private interests or interests of members of his or her family conflict with our interests. If any question as to a potential conflict of interest arises, directors, officers, and employees are directed to notify their supervisors, the Legal Department or any senior officer. Any person receiving a report should forward it to the General Counsel, who will forward it to the Audit Committee, if appropriate. Any waiver of the Code for any Executive Officer or Director may be made only by the Board or a committee created by the Board and will be promptly disclosed in accordance with applicable laws, rules and regulations.
Director Independence
We continue to maintain compliance with the listing standards of the New York Stock Exchange governing the composition of our Board of Directors, including the requirement that a majority of our directors are independent and that only independent directors serve on our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. Our Board of Directors consists of 7 members, and all but one such member qualified as “independent” as such term is defined in the New York Stock Exchange listing requirements. Our Board of Directors has established independence standards, which are set forth in our Corporate Governance Guidelines published on our website (interstatebakeriescorp.com) to assist it in determining director independence. Our Board of Directors has affirmatively determined that each of the following directors qualifies as independent for Board and committee service: Michael J. Anderson, Robert B. Calhoun, William P. Mistretta, David I. Pauker, Terry R. Peets and Philip A. Vachon. Craig D. Jung is not independent as a result of his employment with the Company. Mr. Jung does not serve on any of our Board committees. The current composition of each of our standing committees is as follows:
     Audit Committee: Robert B. Calhoun, chairman, Michael J. Anderson, William P. Mistretta

     Compensation Committee: David I. Pauker, chairman, Robert B. Calhoun, Terry R. Peets
     Nominating/Corporate Governance Committee: Terry R. Peets, chairman, David I. Pauker, Philip A. Vachon
Messrs. Baum, Benatar, Horton, Metrick, Thompson and Weinstein, who left the Board in January 2007, were also determined to be independent by the Board.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to our Independent Registered Public Accounting Firm
For the years ended June 2, 2007 and June 3, 2006, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, or Deloitte & Touche. Total fees aggregated $3,827,000 and $3,513,000 for the years ended June 2, 2007 and June 3, 2006, respectively and were comprised of the following:
Audit Fees. The aggregate fees incurred for the audit of our annual financial statements for the fiscal year ended June 2, 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $3,600,000 (all but approximately $1,265,000 of which have been billed). The aggregate fees incurred for the audit of our annual financial statements for the fiscal year ended June 3, 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $3,353,000.
Audit-Related Fees. The aggregate fees billed for audit-related services for the fiscal years ended June 2, 2007 and June 3, 2006 were $227,000 and $160,000, respectively. These fees relate to audits of certain of our benefit plans, some of which are paid out of plan assets.
Tax Fees. No fees were billed for tax services for the fiscal years ended June 2, 2007 and June 3, 2006.
All Other Fees: The aggregate fees for services not included above were $0 for the fiscal year ended June 2, 2007 and $0 for the fiscal year ended June 3, 2006.
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
There were no audit-related fees, tax fees or any other fees approved by the Audit Committee pursuant to 17 CFR 210.2-01(c)(7)(i)(C) for fiscal 2007.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Financial Statements and Schedules:
1. Financial Statements
The following consolidated financial statements are set forth in Part II, Item 8:
Consolidated Balance Sheets at June 2, 2007 and June 3, 2006
For the 52 weeks ended June 2, 2007, the 53 weeks ended June 3, 2006 and the 52 weeks ended May 28, 2005:
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

3. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 9, 2002, filed on April 19, 2002).

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Form 8-K filed on March 21, 2007).

3.2	Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).

3.2.1	Amendment Number One to the Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.2 to Interstate Bakeries Corporation’s Form 8-K filed on March 21, 2007).

4.1	Preferred Stock Purchase Rights Agreement effective as of May 8, 2000 (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 16, 2000).

10.1	Employment Agreement by and among Interstate Bakeries Corporation, Interstate Brands Corporation and Craig D. Jung, dated January 30, 2007 (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on January 31, 2007).#

10.2	Employment Agreement, dated as of April 25, 2007, by and among Interstate Brands Corporation, Interstate Bakeries Corporation and Kent B. Magill (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on June 6, 2007).#

10.3	Employment Agreement dated as of July 13, 2004 by and between Ronald B. Hutchison and Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 10.19 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.3.1	Management Continuity Agreement dated as of July 13, 2004 by and between Ronald B. Hutchison and Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 10.20 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.4	Employment Agreement dated as of March 8, 2003 by and between Michael D. Kafoure and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.2 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.5	Employment Agreement dated as of March 7, 2003 by and between Robert P. Morgan and Interstate Brands Corporation (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.6	Employment Agreement dated as of March 18, 2003 by and between Richard D. Willson and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.4 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

Exhibit No.	Exhibit
10.7	Form of Management Continuity Agreement effective as of February 3, 2003 by and between Interstate Bakeries Corporation and Michael D. Kafoure, Kent B. Magill, Robert P. Morgan and Richard D. Willson (incorporated herein by reference to Exhibit 10.7 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).#

10.8	Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent, dated as of April 25, 2002 (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed May 8, 2002).

10.9.1	First Amendment, dated as of April 21, 2003, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.9.2	Second Amendment, dated as of May 7, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.9.3	Third Amendment, dated as of May 27, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.9.4	Fourth Amendment, dated as of June 17, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.9.5	Fifth Amendment, dated as of August 12, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.9.6	Sixth Amendment, dated as of September 7, 2004, to the Amended and Restated Credit Agreement, dated April 25, 2002, among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties thereto, The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent, Bank of America, N.A., as syndication agent and JPMorgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on September 13, 2004).

Exhibit No.	Exhibit
10.9.7	Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 18, 2005, by and among the Interstate Bakeries Corporation, Interstate Brands Corporation (the “Borrower”), the several banks and other financial institutions or entities from time to time parties thereto (the “Lenders”), The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent (the “Co-Documentation Agents”), Bank of America, N.A., as syndication agent (the “Syndication Agent”) and JPMorgan Chase Bank (“JPMorgan”), as administrative agent (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on March 22, 2005).

10.10	Guarantee and Collateral Agreement made by Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and certain of their Subsidiaries, in favor of The Chase Manhattan Bank, as Administrative Agent, dated as of July 19, 2001 (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 24, 2001).

10.11	Amended and Restated Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 6, 2004 filed on April 19, 2004).#

10.12	Interstate Bakeries Corporation Incentive Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002).#

10.13	Interstate Bakeries Corporation Amended and Restated Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.15 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.14	Interstate Bakeries Corporation Rabbi Trust Agreement (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).#

10.14.1	First Amendment to the IBC Rabbi Trust Agreement effective August 8, 2003 (incorporated herein by reference to Exhibit 10.19.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K filed on August 23, 2003).#

10.15	Form of Award Notice and Non-Qualified Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).#

10.16	Form of Award Notice and Incentive Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).#

10.17	Form of Indenture for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).
10.18	Form of Purchase Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.19	Form of Registration Rights Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

Exhibit No.	Exhibit
10.20	Letter Agreement, dated as of August 27, 2004, amended and restated as of September 21, 2004 and further amended and restated on October 14, 2004, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc (incorporated herein by reference to Exhibit 10.24 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.20.1	Letter Agreement, dated as of July 18, 2005, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc (incorporated herein by reference to Exhibit 10.24.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.21	Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral Agent”) for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on September 27, 2004).

10.21.1	First Amendment, dated as of November 1, 2004, to the Revolving Credit Agreement) dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on November 5, 2004).

10.21.2	Second Amendment, effective as of January 20, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead

Exhibit No.	Exhibit
arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on February 1, 2005).

10.21.3	Third Amendment and Waiver, dated as of May 26, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent (the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent (the “Collateral Agent”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 27, 2005).

10.21.4	Fourth Amendment and Waiver, dated as of November 30, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent (the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent (the “Collateral Agent”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 5, 2005).

10.21.5	Fifth Amendment, dated as of December 27, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 30, 2005).

10.21.6	Sixth Amendment, dated as of March 29, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a

Exhibit No.	Exhibit
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

10.21.7	Seventh Amendment, dated as of June 28, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on June 30, 2006).

10.21.8	Eighth Amendment, dated as of August 25, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 30, 2006).

10.21.9	Ninth Amendment, dated as of February 16, 2007, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on February 16, 2007).

10.22	Offer of Employment dated July 13, 2005 between Interstate Bakeries Corporation and Mr.

Exhibit No.	Exhibit
Richard C. Seban (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 5, 2005).#

10.23	Interstate Bakeries Corporation Key Employee Retention Plan (incorporated herein by reference to Exhibit 10.27 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).#

10.24	Fiscal 2007 Management Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 14, 2007). #

21.1	Subsidiaries of Interstate Bakeries Corporation.*

24.1	Power of Attorney (included on signature page).

31.1	Certification of Craig D. Jung pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of J. Randall Vance pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Craig D. Jung pursuant to 18 U.S.C. Section 1350*

32.2	Certification of J. Randall Vance pursuant to 18 U.S.C. Section 1350*

#	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE BAKERIES CORPORATION
Dated: August 15, 2007	By:	/s/ Craig D. Jung
Craig D. Jung
Chief Executive Officer (Principal Executive Officer)

Each person whose signature appears below hereby severally constitutes and appoints Craig D. Jung and J. Randall Vance, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Interstate Bakeries Corporation for the fiscal year ended June 2, 2007 all documents relating therewith, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Name of Signatory	Capacities In Which Signing	Date

/s/ Craig D. Jung Craig D. Jung	Chief Executive Officer (Principal Executive Officer) and Director	August 15, 2007

/s/ J. Randall Vance J. Randall Vance	Chief Financial Officer (Principal Financial and Accounting Officer)	August 15, 2007

/s/ Michael J. Anderson Michael J. Anderson	Non-Executive Chairman of the Board	August 15, 2007

/s/ Robert B. Calhoun Robert B. Calhoun	Director	August 15, 2007

/s/ William P. Mistretta William P. Mistretta	Director	August 15, 2007

/s/ David I. Pauker David I. Pauker	Director	August 15, 2007

/s/ Terry R. Peets Terry R. Peets	Director	August 15, 2007

/s/ Philip A. Vachon Philip A. Vachon	Director	August 15, 2007

INTERSTATE BAKERIES CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FIFTY-TWO WEEKS ENDED JUNE 2, 2007,
FIFTY-THREE WEEKS ENDED JUNE 3, 2006,
AND FIFTY-TWO WEEKS ENDED MAY 28, 2005
(dollars in thousands)

			Adjustments to
	Balance at		other	Accounts	Balance at
	beginning	Adjustments	comprehensive	charged	end
Description	of period	to expense	income	off	of period
2007
Reserve for discounts and allowances on accounts receivable	$8,914	$(215)	$—	$—	$8,699
Allowance for doubtful accounts	3,400	(798)	—	(287)	2,315
Deferred income tax — valuation allowance	98,193	36,235	(11,147)	—	123,281

2006
Reserve for discounts and allowances on accounts receivable	6,510	2,404	—	—	8,914
Allowance for doubtful accounts	3,492	387	—	(479)	3,400
Deferred income tax — valuation allowance	62,165	37,424	(1,396)	—	98,193

2005
Reserve for discounts and allowances on accounts receivable	3,839	2,671	—	—	6,510
Allowance for doubtful accounts	3,700	2,032	—	(2,240)	3,492
Deferred income tax — valuation allowance	—	61,090	1,075	—	62,165