Form 10-Q
period 2007-08-25
INTERSTATE BAKERIES CORP/DE/
filed 2007-10-04
CIK 829499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 25, 2007
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
Yes ☐    No ☑
There were 45,242,361 shares of common stock, $0.01 par value per share, outstanding on October 1, 2007. Giving effect to our senior subordinated convertible notes and common stock equivalents, there were 55,140,802 shares of common stock outstanding as of October 1, 2007.

INTERSTATE BAKERIES CORPORATION
FORM 10-Q
QUARTER ENDED August 25, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share data)

	August 25,	June 2,
	2007	2007
ASSETS

Current assets
Cash	$68,716	$67,212
Restricted cash	17,698	15,085
Accounts receivable, less allowance for doubtful accounts of $2,448 and $2,315, respectively	144,250	152,175
Inventories	63,656	65,682
Assets held for sale	997	2,032
Other current assets	47,983	49,649

Total current assets	343,300	351,835

Property and equipment, net	521,079	541,725
Intangible assets	160,033	160,239
Other assets	26,368	27,593

Total assets	$1,050,780	$1,081,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise
Current liabilities
Long-term debt	$453,689	$451,515
Accounts payable	102,865	129,137
Accrued expenses	229,710	217,373

Total current liabilities	786,264	798,025

Other liabilities	240,498	236,766
Deferred income taxes	72,735	74,789

Total liabilities not subject to compromise	1,099,497	1,109,580

Liabilities subject to compromise	290,971	290,553

Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,242,000 and 45,249,000 shares outstanding, respectively	816	816
Additional paid-in capital	584,682	584,503
Accumulated deficit	(275,201)	(255,559)
Treasury stock, 36,337,000 and 36,330,000 shares at cost, respectively	(678,737)	(678,721)
Accumulated other comprehensive income	28,752	30,220

Total stockholders’ deficit	(339,688)	(318,741)

Total liabilities and stockholders’ deficit	$1,050,780	$1,081,392

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Twelve Weeks Ended
	August 25,	August 26,
	2007	2006

Net sales	$689,816	$684,245

Cost of products sold (exclusive of items shown below)	343,231	352,172
Selling, delivery and administrative expenses	321,043	322,668
Restructuring (credits) charges	(48)	529
Depreciation and amortization	15,648	16,417
Loss on sale or abandonment of assets	13	218
Property and equipment impairment	10,193	—

	690,080	692,004

Operating loss	(264)	(7,759)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $1,383 and $1,383, respectively)	11,020	12,790
Reorganization charges, net	7,198	6,655
Other income	(54)	(31)

	18,164	19,414

Loss before income taxes	(18,428)	(27,173)
Provision (benefit) for income taxes	(2,435)	(842)

Net loss	$(15,993)	$(26,331)

Loss per share
Basic	$(0.35)	$(0.58)

Diluted	$(0.35)	$(0.58)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Twelve Weeks Ended
	August 25,	August 26,
	2007	2006
Operating activities
Net loss	$(15,993)	$(26,331)
Depreciation and amortization	15,648	16,417
Provision (benefit) for deferred income taxes	(1,874)	300
Reorganization charges, net	7,198	6,655
Cash reorganization items	(5,679)	(5,864)
Non-cash bankruptcy-related charges (credits)	206	(113)
Non-cash interest expense — deferred debt fees	439	(33)
Non-cash restricted stock and deferred share compensation expense	163	196
(Gain) loss on sale, write-down or abandonment of assets	10,109	(849)
Change in operating assets and liabilities:
Accounts receivable	7,925	6,021
Inventories	2,026	(2,341)
Other current assets	(236)	(422)
Accounts payable and accrued expenses	(15,395)	(2,758)
Long-term portion of self insurance reserves	218	4,453
Other	345	(126)

Net cash from (used in) operating activities	5,100	(4,795)

Investing activities
Purchases of property and equipment	(5,093)	(3,255)
Proceeds from sale of assets	2,226	5,331
Restricted cash deposit	(2,536)	(3,764)
Restricted cash release	—	89,222
Acquisition and development of software assets	(371)	(307)
Other	4	186

Net cash from (used in) investing activities	(5,770)	87,413

Financing activities
Reduction of long-term debt	(247)	(45,596)
Increase in revolving credit facility	2,421	—

Net cash from (used in) financing activities	2,174	(45,596)

Net increase in cash	1,504	37,022
Cash at the beginning of period	67,212	78,178

Cash at the end of period	$68,716	$115,200

Cash payments (received)
Interest	$7,925	$8,886
Income taxes	127	(564)

Non-cash investing and financing activities
Long-term debt reduction from lease rejections	—	359
Asset disposals from lease rejections	—	271
Convertible note conversion to equity	—	1
Interest income earned on restricted cash deposit	77	598
See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(dollars and shares in thousands)

	Common						Accumulated
	Stock Issued		Additional		Treasury Stock		Other	Total
	Number	Par	Paid-in	Accumulated	Number of		Comprehensive	Stockholders’
	of Shares	Value	Capital	Deficit	Shares	Cost	Income	Deficit

Balance June 2, 2007	81,579	$816	$584,503	$(255,559)	(36,330)	$(678,721)	$30,220	$(318,741)
Comprehensive loss	—	—	—	(15,993)	—	—	(1,468)	(17,461)
Cumulative effect of change in accounting for uncertainty in income taxes pursuant to FIN No. 48	—	—	—	(3,649)	—	—	—	(3,649)
Restricted share compensation expense	—	—	236	—	—	—	—	236
Restricted share surrenders	—	—	(57)	—	(7)	(16)	—	(73)

Balance August 25, 2007	81,579	$816	$584,682	$(275,201)	(36,337)	$(678,737)	$28,752	$(339,688)

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
On September 23, 2004, we entered into a debtor-in possession Revolving Credit Agreement with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The Revolving Credit Agreement received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. The Revolving Credit Agreement provides for a $200.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. We entered into the first amendment to the Revolving Credit Agreement on November 1, 2004, the second amendment to the Revolving Credit Agreement on January 20, 2005, the third amendment to the Revolving Credit Agreement on May 26, 2005, the fourth amendment to the Revolving Credit Agreement on November 30, 2005, the fifth amendment to the Revolving Credit Agreement on December 27, 2005, the sixth amendment to the Revolving Credit Agreement on March 29, 2006, the seventh amendment to the Revolving Credit Agreement on June 28, 2006, the eighth amendment to the Revolving Credit Agreement on August 25, 2006, the ninth amendment to the Revolving Credit Agreement on February 16, 2007, which amended and restated the Revolving Credit Agreement, and the first amendment to the Amended and Restated Revolving Credit Agreement on October 1, 2007 to reflect certain modifications (the Revolving Credit Agreement together with all amendments, the DIP Facility). See Note 8. Debt to these condensed consolidated financial statements for further discussion regarding the DIP Facility.
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

As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of October 1, 2007, we have rejected over 475 unexpired leases and have accrued charges for our estimated liability related thereto in the applicable periods. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject. For these executory contracts and remaining unexpired leases, we cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting these contracts or leases, and no provisions have yet been made for these items.
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
On June 28, 2007, we submitted our business plan to our various constituents in the bankruptcy, including representatives of our lender syndicates and official committees of creditors and equity security holders. In order to secure rational financing required to implement this business plan; however, we believe additional concessions from our unionized employees are required. In June of 2007, we initiated talks with representatives of the two labor organizations, the Bakery Confectionery, Tobacco Workers & Grain Millers International Union and International Brotherhood of Teamsters, representing approximately 90% of our unionized employees to achieve further concessions, including greater flexibility in the method and manner by which we distribute our products to our customers and cost reductions related to health and welfare programs.
See Note 13. Restructuring (Credits) Charges and Note 20. Subsequent Events to these condensed consolidated financial statements for related or additional disclosures.
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
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. The accompanying unaudited condensed consolidated financial statements, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended August 25, 2007 may not necessarily be indicative of the results for the full year ending May 31, 2008.
The consolidated balance sheet presented at June 2, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 2, 2007.
Unless the context indicates otherwise, “IBC,” “us,” “we,” and “our” refers to Interstate Bakeries Corporation and its subsidiaries, taken as a whole.
Significant Accounting Policies
For further information, refer to Significant Accounting Policies in our Annual Report on Form 10-K for the year ended June 2, 2007.
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
Cash and Cash equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of recorded balances totaling approximately $14.6 million and $32.9 million at August 25, 2007 and June 2, 2007, respectively. Restricted cash represents cash held as collateral pursuant to our debtor-in-possession financing agreement and is not considered a cash equivalent in the consolidated statement of cash flows. See Note 8. Debt to these condensed consolidated financial statements for related disclosures.
Contingencies
Various lawsuits, claims and proceedings are pending against us. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. See Note 16. Commitments and Contingencies to these condensed consolidated financial statements for related disclosures.
Newly Adopted Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the way that companies account for uncertainty in income taxes by prescribing a consistent recognition threshold and measurement attribute, as well as establishing criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was effective for us in the first quarter of fiscal 2008. See Note 15. Income Taxes to these condensed consolidated financial statements for related disclosures.
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
3. Inventories
The components of inventories are as follows:

	August 25,	June 2,
	2007	2007
	(dollars in thousands)
Ingredients and packaging	$40,309	$43,279
Finished goods	23,347	22,403

	$63,656	$65,682

4. Property and Equipment
Property and equipment consists of the following:

	August 25,	June 2,
	2007	2007
	(dollars in thousands)
Land and buildings (lives ranging from 10 to 35 years)	$389,886	$390,147
Machinery and equipment (lives ranging from 4 to 15 years)	847,543	865,398

	1,237,429	1,255,545
Less accumulated depreciation	(716,350)	(713,820)

	$521,079	$541,725

On August 28, 2007 we announced our intention to exit the bread market in Southern California. This will entail the closure of four bakeries and the consolidation of routes and distribution centers. This action was contingent upon approval by the Bankruptcy Court and amendment of our DIP Facility, which we received on October 3, 2007 and October 1, 2007 respectively. At August 25, 2007, based upon our intention to pursue this plan of action and our expectation of the disposal of the related assets, we tested the related long-lived assets for recoverability and recorded an impairment loss to the carrying value of these assets of approximately $10.2 million in the first quarter of fiscal 2008. The related assets have not been classified as held for sale at August 25, 2007 as all of the criteria for such classification under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), had not been met.
Included in depreciation and amortization expense is approximately $11.8 million and $12.5 million for the twelve week periods ended August 25, 2007 and August 26, 2006, respectively, that relates to property and equipment used in our production process.
5. Assets Held for Sale
We have classified certain long-lived assets as held for sale in the consolidated balance sheets in accordance with the guidance in SFAS 144. Assets classified as held for sale are part of our ongoing effort to address revenue declines, cost structure and productive capacity in our physical facilities. In the first quarter of fiscal 2008, approximately $1.9 million of these assets were sold. In addition, two excess properties valued at approximately $0.9 million were identified and reclassified to assets held for sale. At August 25, 2007, the total assets held for sale was approximately $1.0 million, of which one of these properties was subsequently sold in the second quarter of fiscal 2008. The remaining properties are expected to be sold within the next 12 months.
Net gains realized on the sale of our assets held for sale amounted to approximately $79,000 and $1.1 million for the first quarter of fiscal 2008 and 2007, respectively. Substantially all of the net gains realized in the first quarter of fiscal 2008 and 2007 relate to restructuring activities and are classified as long-lived asset credits to our restructuring charges. See Note 13. Restructuring (Credits) Charges to these condensed consolidated financial statements for further information.
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
At August 25, 2007, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. On the effective date of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, we were required to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. At August 25, 2007, the maximum potential liability for all guaranteed lease residual values was $5.9 million, including amounts guaranteed prior and subsequent to the effective date of $2.4 million and $3.5 million, respectively. At August 25, 2007, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of $0.1 million.
7. Intangible Assets
Intangible assets consist of the following:

	August 25,	June 2,
	2007	2007
	(dollars in thousands)

Intangible assets with indefinite lives (generally trademarks and trade names)	$157,471	$157,471

Intangible assets with finite lives
Gross carrying amount	$13,854	$13,854
Less: Accumulated amortization	(11,292)	(11,086)

Net carrying amount	$2,562	$2,768

Intangible amortization expense for the first quarter of both fiscal 2008 and 2007 was $0.2 million. These amounts were primarily recorded as a reduction of net sales.

8. Debt
Long-term debt consists of the following:

	August 25,	June 2,
	2007	2007
	(dollars in thousands)
Secured
Post-petition credit agreement	$—	$—
Senior secured credit facility — pre-petition	450,178	447,757
Unsecured
6% senior subordinated convertible notes — pre-petition	99,999	99,999
Capital lease converted to pre-petition debt	6,125	6,125
Capital leases
Real estate	3,511	3,758

	559,813	557,639
Less:
Current portion	(453,689)	(451,515)
Pre-filing date claims included in liabilities subject to compromise	(106,124)	(106,124)

Long-term debt	$—	$—

Post-Petition Credit Agreement
On September 23, 2004, we entered into the DIP Facility which was amended and restated on February 16, 2007 and which provides for a $200.0 million commitment (the Commitment) of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility originally provided for a secured revolving line of credit through September 22, 2006, which date has been extended by amendment to February 9, 2008. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount up to $150.0 million (increased from the original limitation of $75.0 million as a result of prior amendments) of which $114.1 million was utilized at August 25, 2007. These letters of credit were partially collateralized by approximately $17.7 million of restricted cash at August 25, 2007, as required by the DIP Facility. We pay fees of 3.0% on the balance of all letters of credit outstanding under the DIP Facility. The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. Interest on borrowings under the DIP Facility is at either the alternate base rate (as defined in the DIP Facility) plus 1.75%, or, at our option, the London Interbank Offered Rate (LIBOR) plus 2.75%. We also pay a commitment fee of 0.50% on the unused portion of the DIP Facility. Interest is payable monthly in arrears. As of August 25, 2007, there were no borrowings outstanding under the DIP Facility and we had $85.9 million available under the DIP Facility (of which up to $35.9 million could be used for the issuance of additional letters of credit).
The DIP Facility subjects us to certain obligations, including, but not limited to, the delivery of financial statements, cash flow forecasts, operating budgets and a strategic business plan at specified intervals and cumulative minimum EBITDA covenants. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (1) the conversion of any of the bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (2) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (3) a change of control (as defined in the DIP Facility); (4) an order of the Bankruptcy Court permitting holders of security interests to foreclose on the debt on any of our assets which have an aggregate value in excess of $1.0 million; and (5) the entry of any judgment in excess of $1.0 million against us, the enforcement of which remains unstayed. At August 25, 2007, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
On October 1, 2007, we entered into the first amendment to the Amended and Restated Revolving Credit Agreement, which (1) amended the definition of the Borrowing Base to include an additional reserve of $10.0 million until such time as the Bankruptcy Court enters a final order approving (a) a disclosure statement that provides for payment in full of the DIP Facility obligations, and (b) evidence of a commitment for exit financing associated with a plan of reorganization; (2) increased the maximum allowable cash restructuring charges incurred since December 17, 2006 from $10.0 million to $23.0 million; and (3) established a requirement that, in the event we do not publicly announce that we have reached an agreement in principal with our two largest union groups, the BCTGM and IBT regarding certain concessions and alignment with our business plan, we submit a plan to the lenders on or before December 1, 2007 that describes our strategy for maximizing the value of the bankruptcy estates through a sale of the Company or its assets, all as described in the amendment.
Senior Secured Credit Facility
During fiscal year 2002, we entered into a $900.0 million Senior Secured Credit Facility agreement with a syndicate of banks and institutional lenders which includes (1) a five-year $375.0 million tranche A term loan, repayable in quarterly installments; (2) a six-year $125.0 million tranche B term loan, repayable in quarterly installments; (3) a six-year $100.0 million tranche C term loan, repayable in quarterly installments; and (4) a five-year $300.0 million revolving loan, or the revolver, which allowed for up to $215.0 million for letters of credit. At August 25, 2007, we owed $173.5 million, $111.0 million, $89.7 million and $76.0 million under the tranche A, tranche B, tranche C and the revolver, respectively. During the quarter ended August 25, 2007, the outstanding debt under the revolver was increased by $2.4 million resulting from draws against certain letters of credit. At August 25, 2007, outstanding letters of credit aggregated $89.5 million and there was no availability for additional borrowing or issuance of letters of credit under the revolver. The Senior Secured Credit Facility is secured by all accounts receivable and a majority of owned real property, intellectual property and equipment. Interest on borrowings is at either the ABR (as defined in the Senior Secured Credit Facility) plus 3.0%, 3.25%, 3.0%, and 2.5% for tranche A, tranche B, tranche C, and the revolver, respectively, or at our option LIBOR plus 4.0%, 4.25%, 4.0%, and 3.5% for tranche A, tranche B, tranche C, and the revolver, respectively. Interest on the outstanding borrowings at August 25, 2007 was 9.4%, 9.6%, 9.4%, and 9.0% for tranche A, tranche B, tranche C, and the revolver, respectively. We also pay a facility fee of 0.50% on the revolving credit facility commitment (currently in the amount of $165.5 million) and fees ranging from 3.625% to 4.0% on the balance of all letters of credit outstanding under the revolver.
The Senior Secured Credit Facility agreement contains covenants that among other things (1) limit our ability to incur indebtedness, merge, consolidate and acquire, dispose of or incur liens on assets; and (2) limit aggregate payments of cash dividends on common stock and common stock repurchases.
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
Other Matters
We have classified all of our debt under the senior secured credit facility and our capital leases as payable within one year due to various defaults under the related credit agreements including our Chapter 11 filing on September 22, 2004. Under the bankruptcy code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, such commitments may not reflect actual cash outlays in the future period.
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
We enter into commodity derivatives, principally wheat, corn, soybean oil, and heating oil, in which we do not elect to apply hedge accounting. Realized and unrealized gains or losses on these positions are recorded in the consolidated statements of operations in cost of products sold or selling, delivery and administrative expenses as appropriate.
Derivative commodity instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are subject to mark-to-market accounting, under which changes in the market value of outstanding commodities are recognized as unrealized gains or losses in the consolidated statements of operations or Accumulated Other Comprehensive Income (AOCI) in the period of change. We record the fair market value of our derivatives based on widely available market quotes, as well as information supplied by independent third parties.
During the first quarter of fiscal 2008 and fiscal 2007, we did not elect to apply hedge accounting for any of our derivative commodity purchases and all such derivatives were marked-to-market through cost of products sold or selling, delivery and administrative expenses as appropriate. At August 25, 2007, the fair value of our commodity derivatives was a gain of approximately $0.8 million based upon widely available market quotes. At August 26, 2006, the fair value of our commodity derivatives was a loss of approximately $0.3 million based upon widely available market quotes. There was no derivative activity in AOCI for the first quarter of both fiscal 2008 and 2007.
We are exposed to credit losses in the event of nonperformance by counterparties on commodity derivatives.
10. Liabilities Subject to Compromise
Under bankruptcy law, actions by creditors to collect amounts we owe prior to the petition date are stayed and certain other pre-petition contractual obligations may not be enforced against us. All pre-petition amounts have been classified as liabilities subject to compromise in the fiscal 2008 and 2007 consolidated balance sheets except for secured debt and those other liabilities that we currently expect will not be impaired pursuant to a confirmed plan of reorganization.
On December 14, 2004, the Court entered an Order establishing March 21, 2005 as the last date for all persons and entities holding or wishing to assert bankruptcy claims against the Company or one of its subsidiaries to file a proof of claim form. As of September 19, 2007, we have received approximately 9,200 claims, some of which have been filed after the deadline established by the court. We continue to evaluate all claims asserted in the bankruptcy proceedings and file periodic motions with the court to reject, modify, liquidate or allow such claims. In addition, we may receive additional claims resulting from, among other things, the future rejection of executory contracts since the deadline to file a claim resulting from a contract rejection is a function of when such contracts are formally rejected. Amounts that we have recorded may, in certain instances, be different than amounts asserted by our creditors and remain subject to reconciliation and adjustment.
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain tax and other claims. We also have suspended the accrual of interest on the unsecured 6% senior subordinated convertible notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. The cumulative contractual unrecorded interest at August 25, 2007 on these obligations was approximately $17.5 million. The unrecorded interest expense for both the first quarter of fiscal 2008 and 2007 on these obligations was approximately $1.4 million. See Note 8. Debt to these condensed consolidated financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.
The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheets:

	August 25,	June 2,
	2007	2007
	(dollars in thousands)
Accounts payable	$130,732	$130,732
Taxes payable	4,733	5,741
Retirement obligations (SERP and deferred compensation)	15,063	15,063
Legal reserve	13,822	13,819
Interest bearing debt and capital leases	106,124	106,124
Other	20,497	19,074

	$290,971	$290,553

Liabilities subject to compromise for taxes payable decreased in the first quarter of fiscal 2008 principally due to the adoption of FIN 48. The increase in other liabilities subject to compromise primarily reflects the settlement of various insurance claims.
11. Employee Benefit Plans
American Bakers Association Retirement Plan
We participate in the American Bakers Association Retirement Plan, or ABA Plan, and believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of August 25, 2007, we recorded a net pension benefit obligation liability of approximately $69.3 million representing our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
Since January 2006, we have not made required quarterly minimum funding contributions in the amount of approximately $20.8 million to the ABA Plan and have filed the necessary reports with the PBGC reporting such non-payment. In addition, since June 2006, we have received notice of corrective contributions under the single employer plan assumption totaling approximately $14.7 million, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less if the ABA Plan is a multiple employer plan than the amounts assessed by the ABA Plan on their assumption that the plan was an aggregate of single employer plans.
The ABA Plan’s net benefit obligation liability is recorded in other liabilities except for the current portion of $35.5 million for both August 25, 2007 and June 2, 2007, which is recorded in accrued expenses. The current portion at August 25, 2007 represents requested unpaid amounts at that date.
The components of the pension (credit) expense for the ABA Plan as an aggregate of single employer plans are as follows:

	Twelve Weeks Ended
	August 25,	August 26,
	2007	2006
	(dollars in thousands)

Service cost	$234	$261
Interest cost	825	776
Expected return on negative plan assets	168	84

Net pension expense	$1,227	$1,121

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
Subsequent to our bankruptcy filing, we suspended the SERP as of November 11, 2004. Approximately $11.1 million representing the portion of the SERP liability, at both August 25, 2007 and June 2, 2007, attributable to retired participants has been reclassified to liabilities subject to compromise.

The components of net periodic benefit cost (credit) are as follows:

	Pension		Postretirement		SERP
	Twelve Weeks Ended		Twelve Weeks Ended		Twelve Weeks Ended
	August 25,	August 26,	August 25,	August 26,	August 25,	August 26,
	2007	2006	2007	2006	2007	2006
			(dollars in thousands)
Service cost	$195	$213	$263	$298	$—	$—
Interest cost	932	916	746	833	319	316
Expected return on plan assets	(1,290)	(1,246)	—	—	—	—
Amortization of prior service cost (credit)	63	63	(1,705)	(1,706)	—	—
Recognized net actuarial (gain) loss	—	7	191	242	(17)	—

Net periodic benefit cost (credit)	$(100)	$(47)	$(505)	$(333)	$302	$316

12. Stock-Based Compensation
Effective June 4, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment (SFAS 123R), which amended SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion (APB Opinion) No. 25, Accounting for Stock Issued to Employees (APB Opinion 25), which generally requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize the cost over the requisite service period. Prior to the adoption of SFAS 123R, we used the intrinsic value method prescribed in APB Opinion 25, and related interpretations in accounting for our 1996 Stock Incentive Plan, and therefore, no compensation expense was recognized for stock options issued under the Plan.
We adopted SFAS 123R using the modified prospective method. The cumulative impact of adopting SFAS 123R on the unvested equity-based awards, which were granted prior to 2007, was inconsequential to the consolidated statement of operations.
1996 Stock Incentive Plan
The 1996 Stock Incentive Plan (the Plan) allows us to grant to employees and directors various stock awards including stock options, which are granted at prices not less than the fair market value at the date of grant, and restricted and deferred shares. A maximum of approximately 18.7 million shares was approved by our stockholders to be issued under the Plan. On August 25, 2007, shares totaling approximately 9.3 million were authorized but not awarded under the Plan. The stock options may be granted for a period not to exceed ten years and generally vest from one to three years from the date of grant. Our current practice is to settle awards out of treasury stock.
An analysis of our stock option activity is as follows:

		Weighted	Weighted
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	Per Share	Contractual Term	Intrinsic Value
	(in thousands)			(dollars in thousands)

Outstanding, as of June 2, 2007	3,264	$15.69	4.2	$23,280

Granted	—	—
Surrendered	(93)	13.81
Exercised	—	—

Outstanding, as of August 25, 2007	3,171	$15.75	4.0	$22,655

Exercisable at August 25, 2007	3,171	$15.75	4.0	$22,655

There were no stock options granted or exercised in the first quarter of both fiscal 2008 and 2007.
On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted, and the eligible options were granted, under the Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation is being charged to expense over the vesting period, with approximately $0.2 million in the first quarter of both fiscal 2008 and 2007, respectively.
The table below summarizes the nonvested restricted stock transactions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)

Nonvested, as of June 2, 2007	73	$14.46

Granted	—	—
Vested	—	—
Surrendered	(7)	11.05

Nonvested, as of August 25, 2007	66	$14.80

The total compensation cost related to nonvested restricted stock awards not yet recognized as of August 25, 2007 was $0.4 million and is expected to be fully amortized by the end of the third quarter of fiscal 2008.
On August 25, 2007, approximately 12.7 million total shares of common stock were reserved for issuance under various employee benefit plans.
13. Restructuring (Credits) Charges
The components of restructuring (credits) charges are as follows:

	Twelve Weeks Ended
	August 25,	August 26,
	2007	2006
	(dollars in thousands)
Severance (credits) charges	$(56)	$229
Long-lived asset credits	(97)	(408)
Other exit costs	105	708

Total	$(48)	$529

Fiscal 2008 Activity
There were no new restructuring plans approved in the first quarter of fiscal 2008. The restructuring (credits) charges in the first quarter of fiscal 2008 relate to various plans that were initiated in prior years that are now in the final stages of completion.
We recognized credits of approximately $25,000 for expiration of severance obligations related to the accounting office closings during the first quarter of fiscal 2008.

As part of our efforts, initiated in fiscal 2006, to consolidate operations and achieve production efficiencies, we realized a net restructuring credit of approximately $14,000 in the first quarter of fiscal 2008, comprised primarily of restructuring credits of $31,000 due to expiration of certain obligations for severance payments offset by approximately $17,000 in other miscellaneous costs.
We realized a net restructuring credit of approximately $9,000 associated with the fiscal 2005 Profit Center Review plan to consolidate production, delivery routes, depots and bakery outlets. The credit was comprised primarily of net gains from the sale of real estate and equipment of approximately $97,000 offset by other restructuring charges related to utilities and security of $88,000.
Substantially all of our restructuring credits and charges for all plans presented relate to our route sales reportable segment, although our long-lived assets have not been specifically identified by segment for management analysis and decision-making purposes.
The fiscal 2008 year-to-date analysis of our restructuring costs activity is as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)
Fiscal 2005 Consolidation & RIF Plan

Balance June 2, 2007	$10	$—	$—	$10

Expensed in Fiscal 2008	—	—	—	—
Cash Paid in Fiscal 2008	—	—	—	—
Noncash Utilization in 2008	(10)	—	—	(10)

Balance August 25, 2007	—	—	—	—

Fiscal 2005 Profit Center Review Plan

Balance June 2, 2007	4	—	—	4

Expensed in Fiscal 2008	—	(97)	88	(9)
Cash Paid in Fiscal 2008	—	—	(88)	(88)
Noncash Utilization in 2008	(4)	97	—	93

Balance August 25, 2007	—	—	—	—

Fiscal 2006 Profit Center Review Plan

Balance June 2, 2007	60	—	—	60

Expensed in Fiscal 2008	(31)	—	17	(14)
Cash Paid in Fiscal 2008	(10)	—	(17)	(27)
Noncash Utilization in 2008	(19)	—	—	(19)

Balance August 25, 2007	—	—	—	—

Accounting Office Closings

Balance June 2, 2007	43	—	9	52

Expensed in Fiscal 2008	(25)	—	—	(25)
Cash Paid in Fiscal 2008	(23)	—	—	(23)
Noncash Utilization in 2008	5	—	(9)	(4)

Balance August 25, 2007	—	—	—	—

Consolidated

Balance June 2, 2007	117	—	9	126

Expensed in Fiscal 2008	(56)	(97)	105	(48)
Cash Paid in Fiscal 2008	(33)	—	(105)	(138)
Noncash Utilization in 2008	(28)	97	(9)	60

Balance August 25, 2007	$—	$—	$—	$—

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
We also experienced additional exit charges of $0.1 million, primarily due to taxes, security, utilities, and clean up efforts in the first quarter of fiscal 2007, which were associated with the fiscal 2005 consolidation and company-wide reduction in force (RIF) plan.
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
Summarized below are the cumulative restructuring credit and charges recognized through the first quarter of fiscal 2008 for all plans discussed, as well as expected remaining charges through plan completion. Most of the remaining costs are expected to be incurred during fiscal 2008.
Cumulative restructuring (credits) charges by plan (in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total

Fiscal 2005 Consolidation & RIF Plan	$5,583	$6,473	$2,812	$14,868
Fiscal 2005 Profit Center Review Plan	6,865	19,192	(3,996)	22,061
Fiscal 2006 Profit Center Review Plan	5,892	(20,620)	3,662	(11,066)
Accounting Office Closings	479	—	55	534
Expected remaining restructuring charges by plan (in thousands):

Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total

Fiscal 2005 Profit Center Review Plan	$—	$—	$104	$104
See Note 20. Subsequent Events to these condensed consolidated financial statements regarding restructuring activities initiated in the second quarter of fiscal 2008.

14. Reorganization Charges
The components of reorganization charges are as follows:

	Twelve Weeks Ended		Twelve Weeks Ended
	August 25, 2007		August 26, 2006
	Reorganization	Cash	Reorganization	Cash
	Charges	Payments	Charges	Payments
		(dollars in thousands)
Professional fees	$7,550	$5,873	$7,933	$8,470
Employee retention expenses (credits)	(151)	73	350	—
Lease rejection charges	143	—	83	—
Interest income	(344)	(267)	(1,159)	(2,054)
Gain on sale of assets	—	—	(552)	(552)

Reorganization charges, net	$7,198	$5,679	$6,655	$5,864

15. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Twelve Weeks Ended
	August 25,	August 26,
	2007	2006

Statutory federal tax rate	35.0%	35.0%
State income tax, net	2.6	1.1
Valuation allowance increase	(21.8)	(31.6)
Other	(2.6)	(1.4)

	13.2%	3.1%

The income tax benefit we have recognized for the first quarter of 2008 relates principally to expected refunds of tax we previously paid, available to us pursuant to a federal statutory provision that permits certain net operating losses to be carried back ten years, including a related reduction to our valuation allowance by $2.0 million due to a change in circumstances causing a change in judgment about our ability to realize the value of our deferred tax assets originating in prior years. Only a portion of the net operating loss we incur is eligible for this treatment. Our effective tax rate for fiscal 2008 is based, in large part, upon our estimate of the amount of our fiscal 2008 loss which we expect to be eligible for the ten year carryback. Our tax provision for fiscal 2007 also reflects the impact of the ten year carryback.
We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances were recorded in the first quarter of fiscal 2008 and fiscal 2007 against deferred tax assets originating in those periods.
We adopted the provisions of FIN 48 on June 3, 2007. In accordance with the recognition standards established by FIN 48, we performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which we operate. As a result of our review, we adjusted the carrying amount of the liability for unrecognized tax benefits resulting in an increase to stockholders’ accumulated deficit of $3.6 million. Upon adoption, we recorded an increase to other long-term liabilities of $2.9 million, a reduction to other current assets of $1.7 million, and a reduction to liabilities subject to compromise of $1.0 million. Our valuation allowance against deferred tax assets includes $4.5 million and $4.8 million relating to unrecognized tax benefits as of August 25, 2007 and June 3, 2007, respectively.
Our total unrecognized tax benefit, including interest and penalties, is $10.6 million for both August 25, 2007 and June 3, 2007. The portion of these balances which will favorably impact the effective tax rate if recognized is $10.6 million.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of August 25, 2007 and June 3, 2007, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheet was $0.5 million and $0.4 million, respectively.
Our U.S. federal income tax returns have been examined by the Internal Revenue Service through fiscal 2005. With limited exception, in accordance with bankruptcy law, we believe that any audits of our state income tax returns for years prior to fiscal 2007 would not result in additional liabilities to us. We have various income tax returns in the process of examination or administrative appeal. To the extent that these matters conclude, it is reasonably possible that the amount of our unrecognized tax benefits will increase or decrease. However, we do not currently expect resolution of these matters to result in significant changes during the next twelve months.
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
The EPA has made inquiries into the refrigerant handling practices of companies in our industry. In September 2000, we received a request for information from the EPA relating to our handling of regulated refrigerants, which we historically have used in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. The EPA has entered into negotiated settlements with two companies in our industry, and has offered a partnership program to other members of the bakery industry that offered amnesty from fines if participating companies converted their equipment to eliminate the use of ozone-depleting substances. Because we had previously received an information request from the EPA, the EPA/Department of Justice (DOJ) policies indicated that we were not eligible to participate in the partnership program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to reduce the use of ozone-depleting refrigerants. Prior to our Chapter 11 filing, we had undertaken negotiations with the EPA to resolve issues that may have existed regarding our historic management of regulated refrigerants. The DOJ, on behalf of the United States of America, filed a proof of claim in our bankruptcy case on March 21, 2005 based upon our refrigerant handling practices. Although the proof of claim does not set forth a specific amount, the claimants allege more than 3,400 violations during the period from 1998 through 2002 and assert that each violation is subject to penalties of up to $27,500 per day. Over the past several months, we re-opened settlement negotiations with the DOJ and EPA and, as a result of those negotiations, we have reached an agreement in principle to settle the DOJ and EPA’s claims through an allowed, pre-petition, general unsecured claim in the amount of approximately $1.1 million, which is subject to Bankruptcy Court approval.
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
We participate in the ABA Plan and believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the PBGC (as discussed below). As of June 2, 2007, we have recorded a net pension benefit obligation liability of approximately $68.2 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
In our December 2005 submission requested by the PBGC in connection with its review of the 1979 determination referred to above, we asserted our belief based on available information that treatment of the ABA Plan as a multiple employer plan will result in an allocation of pension plan assets to our pension plan participants in an amount equal to approximately $40 million. We believe that treatment of the ABA Plan as a multiple employer plan will result in a significant reduction in our net pension benefit obligation with respect to our employee participants from that which is reflected in Note 11. Employee Benefit Plans to these condensed consolidated financial statements. The ultimate outcome of this uncertainty cannot presently be determined.
In addition, we have received requests for additional corrective contributions since January 2006, under the single employer plan assumption, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less than amounts assessed by the ABA Plan on their assumption that the plan was an aggregate of single employer plans. On May 3, 2006, Sara Lee Corporation instituted proceedings against the ABA Plan and the Board of Trustees of the Plan (the “Board of Trustees”) in the United States District Court for the District of Columbia (the “District Court”). Sara Lee Corporation v. American Bakers Ass’n Retirement Plan, et al., Case No. 1:06-cv-00819-HHK (D.D.C.) (the “Sara Lee Litigation”). The relief Sara Lee seeks includes, among other things, a mandatory injunction that would compel the ABA Plan and the Board of Trustees to (i) require all participating employers in the ABA Plan with negative asset balances — which would include the Company — to make payments to the Plan in order to maintain a positive asset balance and (ii) cut off the payment from the ABA Plan of benefits to employee-participants of the Company and other participating employers with negative asset balances, to the extent such employers did not maintain a positive balance. However, the Sara Lee Litigation is premised on the notion that the ABA Plan is an aggregate of single employer plans, which is inconsistent with the PBGC’s determination dated August 8, 2006 that the ABA Plan is a multiple employer plan. On September 29, 2006, Sara Lee filed an amended complaint adding the PBGC as a defendant and challenging the PBGC’s August 8, 2006 determination. In order to obtain a resolution of these matters without litigation over the proper forum, we have voluntarily stayed our lawsuit in Bankruptcy Court seeking enforcement of the August 8, 2006 determination upon the agreement by the ABA Plan and its Board of Trustees to join IBC as a party to the Sara Lee Litigation.
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
On November 22, 2006, the ABA Plan and the Board of Trustees filed a motion in the Bankruptcy Court seeking an order requiring IBC to file an application with the Internal Revenue Service requesting a waiver of the minimum funding requirements applicable to the ABA Plan or, in the alternative, make $3.9 million of contributions to the ABA Plan no later than June 15, 2007. On December 8, 2006, the Bankruptcy Court denied the ABA’s motion.

On April 4, 2007, the PBGC filed a motion for summary judgment in the Sara Lee Litigation asking the District Court to enforce the PBGC’s August 8, 2006 determination that the ABA Plan is a multiple employer plan. Briefing on the PBGC’s motion for summary judgment concluded on June 8, 2007, and oral argument was heard on July 2, 2007. On September 11, 2007, the District Court issued a partial ruling on the PBGC’s motion for summary judgment. In its opinion, the District Court agreed with the PBGC and IBC as to the requisite standard for its review, but declined to review the PBGC’s August 8, 2006 determination until after it can decide whether the administrative record filed by the PBGC is complete. We await the District Court’s rulings on both the completeness of the administrative record and the PBGC’s August 8, 2006 determination.
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
The following is the basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Twelve Weeks Ended
	August 25,	August 26,
	2007	2006
	(in thousands)
Weighted average common shares outstanding:
Basic and diluted	45,185	45,165

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock and deferred shares awarded, and our 6% senior subordinated convertible notes, which aggregated to approximately 13.2 million and 14.1 million for the first quarter of fiscal 2008 and 2007, respectively, because their effect would have been antidilutive. Due to our reported net losses for all periods, diluted loss per share amounts are not adjusted for the effect of dilutive stock awards.
Under an August 12, 2004 amendment to our Senior Secured Credit Facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
18. Comprehensive Loss
Reconciliations of net loss to comprehensive loss are as follows:

	Twelve Weeks Ended
	August 25,	August 26,
	2007	2006
	(dollars in thousands)
Net loss	$(15,993)	$(26,331)

Other comprehensive loss:
Amortization of pension and other postretirement net credits	(1,468)	—

Comprehensive loss	$(17,461)	$(26,331)

19. Segment Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires us to report information about our operating segments according to management’s approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance.
We initiated changes in our reporting system effective for the beginning of fiscal 2008, which resulted in the identification of three distinct reportable segments. The three reportable segments were determined by type of customer and distribution method. Management continues to maintain the wholesale operations and retail operations as reporting segments, but renamed them as route sales and outlet sales, respectively. The third reporting segment, direct sales, was established by segregating certain operations previously within wholesale operations that deliver products exclusively through warehouse channels. Our reportable segments are strategic business units that are managed separately using different distribution and marketing strategies. Prior year’s amounts have been revised to reflect the current fiscal year’s segment reporting presentation.
Route sales (formerly wholesale operations) — Our route sales accounted for approximately 86.9% and 87.1% of our net sales for the twelve weeks ended August 25, 2007 and August 26, 2006, respectively, and consists of an aggregation of our operations that manufacture, distribute, and sell fresh baked goods utilizing our direct store delivery system.
Outlet sales (formerly retail operations) — Our outlet sales generated approximately 10.7% and 11.6% of our net sales for the twelve weeks ended August 25, 2007 and August 26, 2006, respectively, and consists of five regions that sell our baked goods and other food items directly to consumers through company-operated outlet locations.

Direct sales — Our direct sales generated 2.4% and 1.3% of our net sales for the twelve weeks ended August 25, 2007 and August 26, 2006, respectively, and consists of our direct warehouse shipment program, which ships bulk packaged sweet goods and dry products, such as croutons and stuffing mix, directly to customer-owned distribution centers and public warehouses for distribution.
Our management evaluates reportable segment performance based on profit or loss from operations before other income, interest expense, and income taxes. Because of our integrated business structure, operating costs often benefit all reportable segments and must be allocated between segments. However, we do not identify or allocate fixed assets and the related depreciation and capital expenditures for long-lived assets by reportable segment and we transfer fresh goods between segments at cost without recognizing intersegment sales on these transfers. Intersegment transfers of products at cost from route sales to outlet sales aggregated approximately $22.7 million and $27.7 million for the twelve weeks ended August 25, 2007 and August 26, 2006, respectively. Intersegment transfers of products at cost from route sales to direct sales aggregated approximately $10.8 million and $8.1 million for the twelve weeks ended August 25, 2007 and August 26, 2006, respectively.
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations.

	Twelve Weeks Ended
	August 25, 2007	August 26, 2006 (A)
	(dollars in thousands)
Net Sales
Route sales	$599,280	$596,331
Outlet sales	74,070	79,200
Direct sales	16,466	8,714

Total net sales	$689,816	$684,245

Segment Income
Route sales	$23,257	$7,114
Outlet sales	7,208	2,837
Direct sales	1,473	517

Total segment income	31,938	10,468
Corporate	(32,202)	(18,227)

Total operating loss	(264)	(7,759)

Interest expense	11,020	12,790
Reorganization charges, net	7,198	6,655
Other income	(54)	(31)

	18,164	19,414

Loss before income taxes	(18,428)	(27,173)
Provision (benefit) for income taxes	(2,435)	(842)

Net loss	$(15,993)	$(26,331)

(A)	Prior year’s amounts have been revised to reflect the current fiscal year’s segment reporting presentation.
20. Subsequent Events
On August 28, 2007, we announced our intention to exit the bread market in Southern California. This will entail the closure of four bakeries and the consolidation of routes and distribution centers. This action was contingent upon approval by the Bankruptcy Court and amendment of our DIP Facility, which we received on October 3, 2007 and October 1, 2007, respectively. Our current preliminary estimate of restructuring charges to be incurred in connection with the planned closures and consolidations is approximately $15.4 million, including approximately $12.8 million of severance and severance related charges, and approximately $2.6 million in other charges.

As stated above, on October 1, 2007, we entered into the first amendment to the Amended and Restated Revolving Credit Agreement which (1) amended the definition of the Borrowing Base to include an additional reserve of $10.0 million until such time as the Bankruptcy Court enters a final order approving (a) a disclosure statement that provides for payment in full of the DIP Facility obligations, and (b) evidence of a commitment for exit financing associated with a plan of reorganization; (2) increased the maximum allowable cash restructuring charges incurred since December 17, 2006 from $10.0 million to $23.0 million; and (3) established a requirement that, in the event we do not publicly announce that we have reached an agreement in principal with our two largest union groups regarding certain concessions and alignment with our business plan, we submit a plan to the lenders on or before December 1, 2007 that describes our strategy for maximizing the value of the bankruptcy estates through a sale of the Company or its assets, all as described in the amendment.
On September 12, 2007, we realigned our organization in a new cross-functional, matrix structure and created eight business units to replace the ten profit centers around which we have been organized since 2004. We also eliminated two layers of sales management and approximately 200 sales management positions. Our preliminary estimate of charges to be incurred in connection with the organizational realignment is approximately $2.1 million, including approximately $1.3 million of employee-related cash charges and $0.8 million of other cash charges.
On September 13, 2007, we filed a motion with the Bankruptcy Court seeking to extend the periods within which we can exclusively file and solicit acceptances of a plan of reorganization. The motion sought one of two alternate forms of relief predicated on whether agreements regarding modifications to the collective bargaining agreements with our two principal labor unions, the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (BCTGM) and the International Brotherhood of Teamsters (IBT), were reached by September 30, 2007. If such agreements were reached, we requested that the exclusive periods within which to file and solicit acceptances of a plan of reorganization be extended until January 15, 2008 and March 15, 2008, respectively. In the alternative, if such agreements were not reached, then we requested interim approval of the motion by extending the exclusive periods within which to file and solicit acceptances of a plan of reorganization for thirty (30) days from the existing deadlines in order for us to have an opportunity to formulate a rational strategy for maximizing value of the bankruptcy estates, including, without limitation, a sale of the Company and/or its assets in its entirety or in a series of transactions.
We have reached an agreement with the BCTGM, which is unanimously supported by the BCTGM leadership and is subject to ratification by the local bargaining units of the BCTGM. No agreement with the IBT has been reached, although we remain open to constructive discussions with the IBT. At the Bankruptcy Court hearing on October 3, 2007, the Bankruptcy Court granted interim approval of our motion and the exclusive periods within which to file and solicit acceptances of a plan of reorganization have been extended to November 8, 2007 and January 7, 2008, respectively. A continued hearing on the exclusivity extension motion has been scheduled to be held before the Bankruptcy Court on November 7, 2007. We are now embarking on the process of formulating a rational strategy for maximizing value of the bankruptcy estates. We continue to face substantial uncertainty with respect to the outcome of our efforts to maximize value of the bankruptcy estates, and there can be no assurance as to whether we will be able to successfully implement any such strategy, which may include a sale of the Company and/or its assets, in whole or in part, on terms and conditions acceptable to the Company or to our various constituents in the bankruptcy or as to the ultimate recovery of value available to such constituents.
As part of the process of formulating a rational strategy for maximizing value of the bankruptcy estates, it may be necessary for us to request an additional extension of the exclusive periods within which to file and solicit acceptances of a plan of reorganization. The Bankruptcy Court has indicated, however, that it is unlikely that the exclusivity periods will be extended past November 8, 2007. Termination of the exclusive plan filing and solicitation periods could result in one or more of our constituents proposing their own plan of reorganization. Such a plan may include the sale of some or all of our assets and/or an orderly liquidation of the Company.
We believe that our DIP Facility, which expires on February 9, 2008, will not be further extended unless our emergence from Chapter 11 is imminent or the lenders are satisfied with the progress of our strategy for maximizing value of the bankruptcy estates. Additionally, we believe that it will be extremely difficult in the current market environment to find alternative debtor-in-possession financing. Despite our inability to reach agreement with the IBT to this point, if we are able to ratify agreements with the IBT and BCTGM, we believe that our business plan, if and when implemented, can serve as the basis for emergence from Chapter 11. If we ratify such agreements, one of the other prerequisites to the business plan’s viability is a funding commitment to provide debt financing and an equity capital infusion. We embarked upon a solicitation process to obtain the needed infusion of debt and equity capital immediately after the business plan was completed at the end of June 2007. Since then, we have contacted over fifty entities and have received significant interest and several investment proposals/indications of interest. We have also received a plan proposal from the pre-petition lenders’ Steering Committee, whose aggregate ownership of the obligations owed to the pre-petition lenders is reportedly 42%, that would, among other things, result in the conversion of debt necessary to permit us to exit bankruptcy, provided such proposal is otherwise acceptable to our Board of Directors and is ultimately included in a plan of reorganization that is approved by the Bankruptcy Court. There can be no assurance, however, that the necessary financing to fund a stand alone plan to emerge from bankruptcy will be provided to us on acceptable terms or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements, notes, and tables included elsewhere in this report, as well as, the more detailed Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contained in our 2007 Annual Report on Form 10-K. This MD&A may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See Forward-Looking Statements for further information.
COMPANY OVERVIEW
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh baked bread and sweet goods in the United States, producing, marketing, distributing and selling a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products. Our various brands are positioned across a wide spectrum of consumer categories and price points. We currently operate 45 bakeries and approximately 750 bakery outlets located in strategic markets throughout the United States. Our sales force delivers baked goods from approximately 650 distribution centers on approximately 6,400 delivery routes.
RECENT DEVELOPMENTS
On August 28, 2007, we announced our plans to exit the bread market in Southern California on October 20, 2007 by closing four bread, bun and roll bakeries in Southern California and consolidating routes and distribution centers across the region, pending Bankruptcy Court approval and amendment of the DIP Facility, which we received on October 3, 2007 and October 1, 2007, respectively. Our current preliminary estimate of restructuring charges to be incurred in connection with the planned closures and consolidations is approximately $15.4 million, including approximately $12.8 million of severance and severance related charges, and approximately $2.6 million in other charges.
On September 12, 2007, we realigned our organization in a new cross-functional, matrix structure and created eight business units to replace the ten profit centers around which we have been organized since fiscal 2005. We also eliminated two layers of sales management and approximately 200 sales management positions. Our preliminary estimate of charges to be incurred in connection with the organizational realignment is approximately $2.1 million, including approximately $1.3 million of employee-related cash charges and $0.8 million of other cash charges.
On September 13, 2007, we filed a motion with the Bankruptcy Court seeking to extend the periods within which we can exclusively file and solicit acceptances of a plan of reorganization. The motion sought one of two alternate forms of relief predicated on whether agreements regarding modifications to the collective bargaining agreements with our two principal labor unions, the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (BCTGM) and the International Brotherhood of Teamsters (IBT), were reached by September 30, 2007. If such agreements were reached, we requested that the exclusive periods within which to file and solicit acceptances of a plan of reorganization be extended until January 15, 2008 and March 15, 2008, respectively. In the alternative, if such agreements were not reached, then we requested interim approval of the motion by extending the exclusive periods within which to file and solicit acceptances of a plan of reorganization for thirty (30) days from the existing deadlines in order for us to have an opportunity to formulate a rational strategy for maximizing value of the bankruptcy estates, including, without limitation, a sale of the Company and/or its assets in its entirety or in a series of transactions.
We have reached an agreement with the BCTGM, which is unanimously supported by the BCTGM leadership and is subject to ratification by the local bargaining units of the BCTGM. No agreement with the IBT has been reached, although we remain open to constructive discussions with the IBT. At the Bankruptcy Court hearing on October 3, 2007, the Bankruptcy Court granted interim approval of our motion and the exclusive periods within which to file and solicit acceptances of a plan of reorganization have been extended to November 8, 2007 and January 7, 2008, respectively. A continued hearing on the exclusively extension motion has been scheduled to be held before the Bankruptcy Court on November 7, 2007.

We are now embarking on the process of formulating a rational strategy for maximizing value of the bankruptcy estates. We continue to face substantial uncertainty with respect to the outcome of our efforts to maximize value of the bankruptcy estates, and there can be no assurance as to whether we will be able to successfully implement any such strategy, which may include a sale of the Company and/or its assets, in whole or in part, on terms and conditions acceptable to the Company or to our various constituents in the bankruptcy or as to the ultimate recovery of value available to such constituents.
As part of the process of formulating a rational strategy for maximizing value of the bankruptcy estates, it may be necessary for us to request an additional extension of the exclusive periods within which to file and solicit acceptances of a plan of reorganization. The Bankruptcy Court has indicated, however, that it is unlikely that the exclusivity periods will be extended past November 8, 2007. Termination of the exclusive plan filing and solicitation periods could result in one or more of our constituents proposing their own plan of reorganization. Such a plan may include the sale of some or all of our assets and/or an orderly liquidation of the Company.
We believe that our DIP Facility, which expires on February 9, 2008, will not be further extended unless our emergence from Chapter 11 is imminent or the lenders are satisfied with the progress of our strategy for maximizing value of the bankruptcy estates. Additionally, we believe that it will be extremely difficult in the current market environment to find alternative debtor-in-possession financing. Despite our inability to reach agreement with the IBT to this point, if we are able to ratify agreements with the IBT and BCTGM, we believe that our business plan, if and when implemented, can serve as the basis for emergence from Chapter 11. If we ratify such agreements, one of the other prerequisites to the business plan’s viability is a funding commitment to provide debt financing and an equity capital infusion. We embarked upon a solicitation process to obtain the needed infusion of debt and equity capital immediately after the business plan was completed at the end of June 2007. Since then, we have contacted over fifty entities and have received significant interest and several investment proposals/indications of interest. We have also received a plan proposal from the pre-petition lenders’ Steering Committee, whose aggregate ownership of the obligations owed to the pre-petition lenders is reportedly 42%, that would, among other things, result in the conversion of debt necessary to permit us to exit bankruptcy, provided such proposal is otherwise acceptable to our Board of Directors and is ultimately included in a plan of reorganization that is approved by the Bankruptcy Court. There can be no assurance, however, that the necessary financing to fund a stand alone plan to emerge from bankruptcy will be provided to us on acceptable terms or at all.

OVERVIEW OF CERTAIN TRENDS AND EVENTS AFFECTING OPERATIONS, FINANCIAL POSITION AND LIQUIDITY
The ingredients and energy used to produce our products, and the energy used to distribute them (primarily motor vehicle fuels), are commodities that are generally widely available and that fluctuate in price, sometimes rapidly. Although we utilize commodity hedging derivatives to protect against price increases, there can be no assurance that our hedging strategies will be successful in mitigating future fluctuations in the prices of such commodities. We disclosed in our fiscal 2007 Annual Report on Form 10-K that we may experience significantly higher commodity costs, assuming the continuation of current market conditions. Wheat prices were at near record highs in August 2007 when we filed our fiscal 2007 Annual Report on Form 10-K. Wheat prices have continued to increase over the past six weeks. As our hedges on wheat expire, continued high wheat prices could have a significant negative impact on our margins. In an effort to offset the negative impact of this trend, we have recently increased the prices of our products and intend to implement future price increases as warranted. Several of our competitors have recently announced or implemented price increases for their products in response to this trend as well. Notwithstanding the impact of this trend of increasing commodity costs on the industry as a whole, we can provide no assurance that our price increases will offset the negative impact of these rising costs, that we will not experience unit volume declines as result of our actions or that competitive pressures will allow us to maintain increased prices.
CRITICAL ACCOUNTING POLICIES
Refer to Critical Accounting Policies in our 2007 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.
RESULTS OF OPERATIONS
The following table sets forth the relative percentages that certain income and expense items bear to net sales:

	Twelve Weeks Ended
	August 25,	August 26,
	2007	2006
Net sales	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	49.8	51.5
Selling, delivery and administrative expenses	46.5	47.1
Restructuring (credits) charges	—	0.1
Depreciation and amortization	2.3	2.4
Loss on sale or abandonment of assets	—	—
Property and equipment impairment	1.5	—

Operating loss	(0.1)	(1.1)
Interest expense	1.6	1.9
Reorganization charges, net	1.0	1.0
Other income	—	—

Loss before income taxes	(2.7)	(4.0)
Provision (benefit) for income taxes	(0.4)	(0.1)

Net loss	(2.3)%	(3.9)%

Net Sales
(dollars in thousands)

	Twelve Weeks Ended		Twelve Weeks Ended		%
	August 25, 2007		August 26, 2006		Increase /
	Amount	%	Amount	%	(Decrease)

Route sales	$599,280	86.9%	$596,331	87.1%	0.5%
Outlet sales	74,070	10.7	79,200	11.6	(6.5)
Direct sales	16,466	2.4	8,714	1.3	89.0

Total net sales	$689,816	100.0%	$684,245	100.0%	0.8%

Reportable Segments
We initiated changes in our reporting system effective for the beginning of fiscal 2008, which resulted in the identification of three distinct reportable segments. The three reportable segments were determined by type of customer and distribution method. Management continues to maintain the wholesale operations and retail operations as reporting segments, but renamed them as route sales and outlet sales, respectively. The third reporting segment, direct sales, was established by segregating certain operations previously within wholesale operations that deliver products exclusively through warehouse channels. Our reportable segments are strategic business units that are managed separately using different distribution and marketing strategies.
Our route sales, formerly wholesale operations, consist of an aggregation of our operations that manufacture, distribute, and sell fresh baked goods utilizing our direct store delivery system.
Our outlet sales, formerly retail operations, consist of five regions that sell our baked goods and other food items directly to consumers through company-operated outlet locations.
Our direct sales consist of our direct warehouse shipment program, which ships bulk packaged sweet goods and dry products, such as croutons and stuffing mix, directly to customer-owned distribution centers and public warehouses for distribution.
Consolidated Net Sales
Net sales for the first quarter of fiscal 2008, the twelve weeks ended August 25, 2007, were approximately $689.8 million, an increase of approximately $5.6 million, or 0.8%, from net sales of approximately $684.2 million in the same period in fiscal 2007.
Route net sales. Route net sales for the first quarter of fiscal 2008 were approximately $599.3 million, an increase of approximately $3.0 million, or 0.5%, from net sales of approximately $596.3 million in fiscal 2007. The increase in net sales for the first quarter of fiscal 2008 reflected an overall unit value increase related to our strategic price increases and product mix changes of approximately 6.9% when compared to the same period of the prior year. These increases were partially offset by a 4.8% unit volume decline as compared to the same period in the prior year. The unit volume declines were the result of reduced demand for our products principally related to price increases, depth and frequency of our promotional activities, and the effects of a highly competitive market.
Outlet net sales. Outlet net sales for the first quarter of fiscal 2008 were approximately $74.1 million, a decrease of approximately $5.1 million, or 6.5%, from net sales of approximately $79.2 million for the same period in fiscal 2007. The decline in revenue is attributable to the closing of retail outlets in conjunction with our restructuring efforts and a 1.7% decrease in same store sales related to the effects of retail price increases.
Direct net sales. Direct net sales for the first quarter of fiscal 2008 were approximately $16.4 million, an increase of approximately $7.7 million from net sales of approximately $8.7 million for the same period in fiscal 2007. This increase in sales is primarily attributable to an increase in direct sales of our sweet goods.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was approximately $346.6 million, or 50.2% of net sales, for the first quarter of fiscal 2008, in comparison with approximately $332.1 million, or 48.5% of net sales, for the same period in fiscal 2007.
Total cost of products sold for the first quarter of fiscal 2008 decreased by approximately $8.9 million when compared to the same period in fiscal 2007. This cost decrease relates to the effects of our production efficiency initiatives, as well as a reduction in production pounds. On a cost per pound basis, direct component costs per pound increased approximately 5.7% when compared to fiscal 2007. These direct component costs, when compared on a cost per pound of production with fiscal 2007, increased 3.1% for ingredients, 0.5% for packaging, and 2.1% for labor. Overhead and administrative costs as a percent of net sales increased approximately 0.2% when compared to the same period in fiscal 2007. In the first quarter of fiscal 2008, we improved our margins by means of our strategic pricing structure, including price increases and improved route returns which were offset partially by the net effects of the unfavorable increases in overhead and administrative costs as a percentage of sales and the increase in direct component costs per pound of production. These factors combined, when compared to our sales, resulted in our gross profit margin improvement of approximately 1.7% for the first quarter of fiscal 2008 when compared with fiscal 2007.
Selling, Delivery and Administrative Expenses
Selling, delivery and administrative expenses were approximately $321.0 million, representing 46.5% of net sales, for the first quarter of fiscal 2008 down from approximately $322.7 million, or 47.1% of net sales when compared with the same period in fiscal 2007. The reduction in selling, delivery and administrative expenses as a percent of net sales was 0.6% when compared to the first quarter of the previous year. Our labor and labor-related costs as a percent of net sales decreased 0.5% principally related to reduced labor expense from the closure of outlet locations and decreased over-the-road transportation labor resulting from reduced volumes and distribution efficiencies. Additionally, as a percent of net sales, energy costs and taxes and licenses each decreased by 0.3% and 0.2%, respectively. Advertising as a percent of net sales increased by 0.2% while all other costs combined increased an additional net 0.2% as a percent of net sales.
Restructuring Charges (Credits)
During the first quarter of fiscal 2008, we incurred net restructuring credits of approximately $48,000 related to the continuation of certain restructuring plans to close and restructure certain bakeries and retail stores. Included in this amount was approximately $153,000 of credits related to severance accrual adjustments and gains on sale of long-lived assets partially offset by other exit costs of approximately $105,000.
The net restructuring charges in the first quarter of fiscal 2007 were approximately $0.5 million. Included in this amount was a gain on sale of real estate of approximately $1.2 million, additional exit costs related to relocation, taxes, security, utilities and cleanup of assets held for sale of $0.7 million, asset impairment charges of approximately $0.8 million, and severance costs of approximately $0.2 million related to the closure of an accounting office.
Property and Equipment Impairment
On August 28, 2007 we announced our intention to exit the bread market in Southern California. This will entail the closure of four bakeries and the consolidation of routes and distribution centers. This action was contingent upon approval by the Bankruptcy Court and amendment of our DIP Facility, which we received on October 3, 2007 and October 1, 2007 respectively. At August 25, 2007, based upon our intention to pursue this plan of action and in anticipation of the disposal of the related assets, we tested the related long-lived assets for recoverability and recorded an impairment loss to the carrying value of these assets of approximately $10.2 million in the first quarter of fiscal 2008.
Operating Loss
(dollars in thousands)

	Twelve Weeks Ended		Twelve Weeks Ended
	August 25, 2007		August 26, 2006
	Amount	%	Amount	%

Route segment income	$23,257	NM	$7,114	(91.7)%
Outlet segment income	7,208	NM	2,837	(36.6)
Direct segment income	1,473	NM	517	(6.6)

Total segment income	31,938	NM	10,468	(134.9)
Corporate	(32,202)	NM	(18,227)	234.9

Total operating (loss)	$(264)	NM	$(7,759)	100.0%

NM	— Not meaningful.
Consolidated Operating Loss
Based upon the above factors, the operating loss for the first quarter of fiscal 2008 was approximately $0.3 million, a decrease of approximately $7.5 million from the prior year’s operating loss of approximately $7.8 million. Our operating loss for the quarter included a net charge to operations of approximately $10.2 million for restructuring activities and losses associated with the sale and impairment of property and equipment. Similar charges for the same period in the previous year were approximately $0.7 million.
Route operating income. Route operating income for the first quarter of fiscal 2008 was approximately $23.3 million representing an increase of approximately $16.2 million from an operating income of approximately $7.1 million in the first quarter of fiscal 2007. The first quarter increase in route operating income was attributable to a decrease of approximately $13.2 million in route operating costs coupled with an increase in route sales of approximately $3.0 million when compared to the same period in the previous year.
Outlet operating income. Outlet operating income for the first quarter of fiscal 2008 was approximately $7.2 million representing an improvement of approximately $4.4 million from an operating income of approximately $2.8 million in the first quarter of fiscal 2007. The increase in outlet operating income for the quarter was attributable to a decrease of approximately $9.5 million in outlet operating expenses partially offset by a reduction in sales of approximately $5.1 million.
Direct operating income. Direct operating income for the first quarter of fiscal 2008 was approximately $1.5 million representing an improvement of approximately $1.0 million from an operating income of approximately $0.5 million in the first quarter of fiscal 2007. The increase in direct operating income for the quarter was attributable to an increase in sales of approximately $7.8 million partially offset by an increase in operating costs of approximately $6.8 million when compared to the same period of the prior year.
Reorganization Charges
For the quarter ended August 25, 2007, reorganization charges relating to expense or income items that we incurred under our bankruptcy proceedings were approximately $7.2 million. The cost of these activities includes: (1) professional fees and similar types of expenses related to the Chapter 11 proceedings of approximately $7.6 million and (2) approximately $0.1 million of charges from rejected real estate leases partially offset by (3) interest income of approximately $0.3 million and (4) credits of approximately $0.2 million resulting from adjustments to our payroll accruals related to the retention of key employees during our reorganization.
Reorganization charges for the quarter ended August 26, 2006 were approximately $6.7 million. Reorganization charges included approximately: (1) $7.9 million of professional fees; (2) $0.4 million in payroll related charges to retain key employees during our reorganization; (3) $0.1 million of charges from rejected real estate leases; (4) $1.2 million of interest income; and (5) $0.5 million gain realized on the sale of assets.
Interest Expense
Net interest expense for the first quarter was approximately $11.0 million representing a decrease of approximately $1.8 million when compared to approximately $12.8 million in the first quarter of fiscal 2007. This decrease resulted primarily from decreases in collateral review fees and funded debt levels with flat interest rates.
Provision for Income Taxes
The effective income tax benefit rates were 13.2% and 3.1% for the first quarter of fiscal 2008 and fiscal 2007, respectively. Our effective income tax rate for fiscal 2008 was negatively impacted by the adoption of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), on June 3, 2007. Additionally, our effective income tax rates for the first quarters of fiscal 2008 and 2007 were negatively impacted by valuation allowances recorded because we do not believe that it is more likely than not that our net operating losses and certain other deferred tax assets will be able to be utilized in future years. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
CASH RESOURCES AND LIQUIDITY
CASH FLOWS
During the twelve weeks ended August 25, 2007, the Company generated $1.5 million of cash, which was the net impact of $5.1 million in cash generated from operating activities, $5.8 million in cash used in investing activities, and $2.2 million in cash from financing activities.

Cash From (Used In) Operating Activities
Cash from operating activities for fiscal 2008 was $5.1 million, which represents an increase of $9.9 million from cash used in fiscal 2007 of $4.8 million. While we posted a net loss of $16.0 million during the twelve week period, some items contributing to the loss were non-cash items, including $15.6 million related to depreciation and amortization and $10.1 million in losses on sale, write-down or abandonment of assets. Changes in working capital components used $5.1 million in cash during the twelve week fiscal period primarily due to (1) a decrease in accounts payable and accrued expenses of $15.4 million; offset by (2) a reduction in accounts receivable of $7.9 million; (3) a reduction in inventory of $2.0 million; and (4) other items totaling $0.4 million. For fiscal 2007, changes in working capital components provided cash equal to $4.8 million.
Cash From (Used In) Investing Activities
Cash used in investing activities during fiscal 2008 was $5.8 million, a $93.2 million reduction in the cash generated during fiscal 2007 of $87.4 million. This significant decrease is primarily attributable to the release, pursuant to the eighth amendment to the DIP Facility, of restricted cash previously held as collateral and unavailable to the Company in the amount of $89.2 million (excluding interest earned) at August 25, 2006, the effective date of the eighth amendment to the DIP Facility. During the twelve week period of fiscal 2008, we received $2.2 million in asset sale proceeds and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $2.5 million (excluding interest earned). We used $5.5 million to acquire property, equipment and software assets. During fiscal 2007, we received asset sale proceeds in the amount of $5.3 million and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $3.8 million. During fiscal 2007, purchases of property, equipment and software assets totaled $3.6 million.
Cash From (Used In) Financing Activities
Cash from financing activities for fiscal 2008 was $2.2 million, $47.8 million more than the cash used during fiscal 2007 of $45.6 million. This increase is primarily due to a reduction in our pre-petition secured debt of $45.4 million during fiscal 2007. The previously discussed eighth amendment to the DIP Facility released restricted cash plus accumulated interest in the amount of $90.7 million effective August 25, 2006 and required that $45.4 million of that amount be used to reduce the outstanding balance of the pre-petition senior secured debt. This compares to cash generated from financing activities in fiscal 2008 of $2.2 million due primarily to an increase in our pre-petition senior secured revolving credit facility due to letter of credit draws.
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
At August 25, 2007, under our Senior Secured Credit Facility, we owed $374.2 million in term loans and $76.0 million in a revolver loan. In addition, at August 25, 2007, we had issued $89.5 million in letters of credit under our revolver loan.
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
Voluntary Chapter 11 Bankruptcy Filing
On September 22, 2004 (the Petition Date), due to significantly limited liquidity, we and each of our wholly-owned subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. On January 14, 2006, a subsidiary of which we are an eighty percent owner, Mrs. Cubbison’s Foods, Inc., also filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code. These filings were made in order to facilitate the restructuring of our business operations, trade liabilities, debt, and other obligations. We are currently operating our business as a debtor-in-possession under the supervision of the Bankruptcy Court.
Subsequent to the Petition Date, the Company and a syndicate of lenders, including JPMorgan Chase Bank, entered into a debtor-in-possession Revolving Credit Agreement to provide up to $200.0 million in post-petition financing. The Revolving Credit Agreement has been amended ten times, including the most recent amendment dated October 1, 2007 (collectively, DIP Facility). The DIP Facility expires on the occurrence of an event that constitutes a termination date as defined in the DIP Facility agreement or, if no such event has occurred, pursuant to an extension, on February 9, 2008. All outstanding borrowings under the DIP Facility, if any, are due and payable on the termination date. The obligations under the DIP Facility are secured by a super priority lien against our assets in favor of the DIP lenders. The DIP Facility may be utilized for the issuance of letters of credit up to an aggregate amount equal to $150.0 million, which amount was increased from the original limitation of $75.0 million as a result of prior amendments. In connection with entering into the DIP Facility, we also make periodic adequate protection payments to our pre-petition secured lenders in the form of interest, fees and expenses based on amounts owed under the pre-petition Senior Secured Credit Facility.
The DIP Facility subjects us to certain obligations, including, but not limited to, the delivery of financial statements and certifications, cash flow forecasts, and operating budgets at specified intervals and cumulative minimum EBITDA requirements. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. Failure to comply with these obligations could lead to an event of default under the DIP Facility and acceleration of payments thereunder.
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
At August 25, 2007, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
As of August 25, 2007, we had not borrowed under the DIP Facility. However, the DIP Facility was utilized to support the issuance of letters of credit in the amount of $114.1 million primarily to support our workers’ compensation and auto liability insurance programs. These letters of credit were partially collateralized by approximately $17.7 million of restricted cash as required by the DIP Facility.
As a result of the Chapter 11 filing, our principal sources of liquidity used in funding short-term operating expenses, supplies and employee obligations include cash balances, operating and investing cash flows and the $200.0 million DIP Facility. As of August 25, 2007, we had approximately $68.7 million in available cash and $85.9 million available for borrowing under the DIP Facility. This compares to the $67.2 million in available cash and

$90.3 million available for borrowing under the DIP Facility as of June 2, 2007. These amounts of available cash exclude $14.6 million and $32.9 million at August 25, 2007 and June 2, 2007, respectively, related to checks written in excess of recorded balances included in accounts payable on our consolidated balance sheets. We cannot assure you that the amount of cash from operations and from our DIP Facility will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors, equity holders and parties in interest and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Facility are not sufficient to meet our liquidity requirements, we may be required to seek additional financing.
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
On October 1, 2007, we entered into the first amendment to the Amended and Restated Revolving Credit Agreement which (1) amended the definition of the Borrowing Base to include an additional reserve of $10.0 million until such time as the Bankruptcy Court enters a final order approving (a) a disclosure statement that provides for payment in full of the DIP Facility obligations, and (b) evidence of a commitment for exit financing associated with a plan of reorganization; (2) increased the maximum allowable cash restructuring charges incurred since December 17, 2006 from $10.0 million to $23.0 million; and (3) established a requirement that, in the event we do not publicly announce that we have reached an agreement in principal with our two largest union groups regarding certain concessions and alignment with our business plan, we submit a plan to the lenders on or before December 1, 2007 that describes our strategy for maximizing the value of the bankruptcy estates through a sale of the Company or its assets, all as described in the amendment.
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
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We initiated changes in our reporting system effective for the beginning of fiscal 2008, which resulted in the identification of three distinct reportable segments. The three reportable segments were determined by type of customer and distribution method. Management continues to maintain the wholesale operations and retail operations as reporting segments, but renamed them as route sales and outlet sales, respectively. The third reporting segment, direct sales, was established by segregating certain operations previously within wholesale operations that deliver products exclusively through warehouse channels. Our reportable segments are strategic business units that are managed separately using different distribution and marketing strategies.
Our route sales, formerly wholesale operations, consist of an aggregation of our eight business units that manufacture, distribute, and sell fresh baked goods utilizing our direct store delivery system.
Our outlet sales, formerly retail operations, consist of five regions that sell our baked goods and other food items directly to consumers through company-operated outlet locations.
Our direct sales consist of our direct warehouse shipment program, which ships bulk packaged sweet goods and dry products, such as croutons and stuffing mix, directly to customer-owned distribution centers and public warehouses for distribution.
See Note 19. Segment Information to these condensed consolidated financial statements for further information.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2. Description of Business and Significant Accounting Policies to these condensed consolidated financial statements for further information regarding recently issued accounting standards
FORWARD-LOOKING STATEMENTS
Some information contained in or incorporated by reference herein may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements that reflect, when made, our views with respect to current events and financial performance. These forward-looking statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. These forward-looking statements are not historical in nature and include statements relating to, among other things:
•	our ability to continue as a going concern;

•	our ability to obtain court approval with respect to motions filed by us from time to time in the Chapter 11 proceeding;

•	our ability to operate pursuant to the covenants, terms and certifications of the DIP Facility;

•	our ability to negotiate an extension (if necessary) or refinance our DIP Facility, which, pursuant to an extension, expires on February 9, 2008;

•	our ability to implement our business plan developed as a basis for our discussion regarding one or more plans of reorganization;

•	our ability to obtain concessions from our unionized workforce to reduce costs and allow for greater flexibility in the method and manner of distributing our products;

•	our ability to develop, propose, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceeding;

•	our ability to obtain the financing necessary to implement our business plan and emerge from Chapter 11;

•	risks associated with failing to obtain court approval for one or more extensions to the exclusivity period for us to propose and confirm one or more plans of reorganization or with third parties seeking and obtaining court approval to terminate or shorten any such exclusivity period, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	risks associated with cost increases in materials, ingredients, energy, and employee wages and benefits;

•	risks associated with our restructuring activities, including the risks associated with achieving the desired savings in connection with our profit center restructuring and bakery and route consolidations and desired results of the initiatives currently being implemented;

•	our ability to obtain and maintain adequate terms with vendors and service providers;

•	the potential adverse impact of the Chapter 11 proceeding on our liquidity or results of operations;

•	risks associated with product price increases, including the risk that such actions will not effectively offset inflationary cost pressures and may adversely impact sales of our products;

•	the effectiveness of our efforts to hedge our exposure to price increases with respect to various ingredients and energy;

•	our ability to attract, motivate and/or retain key executives and employees;

•	changes in our relationship with employees and the unions that represent them;

•	successful implementation of information technology improvements;

•	increased costs and uncertainties with respect to the ABA Plan;

•	successful remediation of material weaknesses in our internal controls;

•	changes to dietary guidelines;

•	the continuing effects of changes in consumers’ eating habits;

•	the performance of our recent new product introductions, including the success of such new products in achieving and retaining market share; and

•	the outcome of legal proceedings to which we are or may become a party.
These forward-looking statements are and will be subject to numerous risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, without limitation:

Bankruptcy-Related Factors
•	our ability to evaluate various alternatives including, but not limited to, the sale of the Company or some or all of our assets, infusion of capital, debt restructuring and the filing and ultimate approval of a plan of reorganization with the Bankruptcy Court, or any combination of these options;

•	our ability to formulate a rational strategy for maximizing value of the bankruptcy estates, including a sale of the Company and/or its assets in its entirety or in a series of transactions;

•	our ability to develop and implement a successful plan of reorganization in the Chapter 11 process;

•	our ability to operate our business under the restrictions imposed by the Chapter 11 process and in compliance with the limitations contained in the debtor-in-possession credit facility;

•	the instructions, orders and decisions of the Bankruptcy Court and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	changes in our relationships with suppliers and customers, including the ability to maintain those relationships and contracts that are critical to our operations, in light of the Chapter 11 process;

•	our ability to maintain adequate liquidity and working capital under our DIP Facility, as well as our ongoing ability to purchase from vendors on satisfactory terms throughout the reorganization;

•	the significant time that will be required by management to structure and implement a plan of reorganization as well as to evaluate various alternatives including, but not limited to, the sale of the Company or some or all of our assets, infusion of capital and debt restructuring or any combination of these options;

•	our reliance on key management personnel, including the effects of the Chapter 11 process on our ability to attract and retain key management personnel;

•	our ability to successfully reject unfavorable contracts and leases; and

•	the duration of the Chapter 11 process.
General Factors
•	the availability of capital on acceptable terms in light of the various factors discussed herein, including our reorganization under the Chapter 11 process;

•	the availability and cost of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products, improved efficiencies and other strategies;

•	increased pension, health care, workers’ compensation and other employee costs;

•	actions of competitors, including pricing policies and promotional spending;

•	increased costs, delays or deficiencies related to restructuring activities;

•	the effectiveness of advertising and marketing spending;

•	the effectiveness and adequacy of our information and data processing systems;

•	changes in general economic and business conditions (including the bread and sweet goods markets);

•	costs associated with increased contributions to single employer, multiple employer or multi-employer pension plans;

•	any inability to protect and maintain the value of our intellectual property;

•	future product recalls or food safety concerns;

•	further consolidation in the retail food industry;

•	changes in consumer tastes or eating habits;

•	costs associated with environmental compliance and remediation;

•	our ability to obtain concessions from our unionized workforce to reduce costs and allow for greater flexibility in the method and manner of distributing our products;

•	obligations and uncertainties with respect to the ABA Plan;

•	the impact of any withdrawal liability arising under our multi-employer pension plans as a result of prior actions or current consolidations;

•	actions of governmental entities, including regulatory requirements;

•	acceptance of new product offerings by consumers and our ability to expand existing brands;

•	the performance of our recent new product introductions, including the success of such new products in achieving and retaining market share;

•	the effectiveness of hedging activities;

•	expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives;

•	changes in our business strategies;

•	unexpected costs or delays incurred in connection with our previously announced and other future facility closings;

•	bankruptcy filings by customers;

•	changes in our relationship with employees and the unions that represent them;

•	the outcome of legal proceedings to which we are or may become a party, including without limitation any litigation stemming from our sale of convertible notes on August 12, 2004 or events leading up to our filing of a voluntary petition for protection under Chapter 11 of the Bankruptcy Code;

•	business disruption from terrorist acts, our nation’s response to such acts and acts of war; and

•	other factors.
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
Commodity Prices
Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand, and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sweeteners, soybean oil, and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivative positions as of August 25, 2007, an assumed 10% adverse change in commodity prices could potentially have a $1.1 million effect on our fair values, future earnings or cash flows.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 25, 2007. Based on that evaluation and due to the existence of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 25, 2007.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended August 25, 2007, except as described below. Management believes that all of the material weaknesses described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2007 existed as of August 25, 2007, and we are continuing to address deficiencies in the Company’s internal controls. Certain of these remediation actions are described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2007. Efforts to remediate and test our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2008 and beyond.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed in our fiscal 2007 Form 10-K, the EPA has made inquiries into the refrigerant handling practices of companies in our industry. In September 2000, we received a request for information from the EPA relating to our handling of regulated refrigerants, which we historically have used in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. The EPA has entered into negotiated settlements with two companies in our industry, and has offered a partnership program to other members of the bakery industry that offered amnesty from fines if participating companies converted their equipment to eliminate the use of ozone-depleting substances. Because we had previously received an information request from the EPA, the EPA/Department of Justice (DOJ) policies indicated that we were not eligible to participate in the partnership program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to reduce the use of ozone-depleting refrigerants. Prior to our Chapter 11 filing, we had undertaken negotiations with the EPA to resolve issues that may have existed regarding our historic management of regulated refrigerants. The DOJ, on behalf of the United States of America, filed a proof of claim in our bankruptcy case on March 21, 2005 based upon our refrigerant handling practices. Although the proof of claim does not set forth a specific amount, the claimants allege more than 3,400 violations during the period from 1998 through 2002 and assert that each violation is subject to penalties of up to $27,500 per day. Over the past several months, we re-opened settlement negotiations with the DOJ and EPA and, as a result of those negotiations, we have reached an agreement in principle to settle the DOJ and EPA’s claims through an allowed, pre-petition, general unsecured claim in the amount of approximately $1.1 million, which is subject to Bankruptcy Court approval.
As previously disclosed in our fiscal 2007 Form 10-K, we are involved in a dispute regarding the proper characterization of the American Bakers Association Retirement Plan, or ABA Plan. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. The ABA Plan contends it should be treated as an aggregate of single employer plans under ERISA, which is also how it is reflected in our financial statements. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (“PBGC”) (as discussed below). However, the PBGC, which is the federal governmental agency that insures and supervises defined benefit pension plans, revisited its 1979 determination that the ABA Plan was an aggregate of single employer plans and after reviewing the status of the ABA Plan, on August 8, 2006, made a final determination that the ABA Plan is a multiple employer plan under ERISA. On August 9, 2006, we filed a lawsuit in Bankruptcy Court seeking enforcement of the PBGC’s determination, but there can be no assurance as to whether we will obtain such enforcement or the amount of any reduction to our net benefit obligation liability. Accordingly, due to the lack of a definitive resolution of this uncertainty prior to the end of the fiscal periods presented herein, as noted above we have continued to reflect our interests in the ABA Plan as an aggregate of single employer plans.
On May 3, 2006, Sara Lee Corporation instituted proceedings against the ABA Plan and the Board of Trustees of the Plan (the “Board of Trustees”) in the United States District Court for the District of Columbia (“District Court”). Sara Lee Corporation v. American Bakers Ass’n Retirement Plan, et al., Case No. 1:06-cv-00819-HHK (D.D.C.) (the “Sara Lee Litigation”). The relief Sara Lee seeks includes, among other things, a mandatory injunction that would compel the ABA Plan and the Board of Trustees to (i) require all participating employers in the ABA Plan with negative asset balances — which would include the Company — to make payments to the Plan in order to maintain a positive asset balance and (ii) cut off the payment from the ABA Plan of benefits to employee-participants of the Company and other participating employers with negative asset balances, to the extent such employers did not maintain a positive balance. However, the Sara Lee Litigation is premised on the notion that the ABA Plan is an aggregate of single employer plans, which is inconsistent with the PBGC’s determination dated August 8, 2006 that the ABA Plan is a multiple employer plan. On September 29, 2006, Sara Lee filed an amended complaint adding the PBGC as a defendant and challenging the PBGC’s August 8, 2006 determination. In order to obtain a resolution of these matters without litigation over the proper forum, we have voluntarily stayed our lawsuit in Bankruptcy Court seeking enforcement of the August 8, 2006 determination upon the agreement by the ABA Plan and its Board of Trustees to join IBC as a party to the Sara Lee Litigation.

On December 4, 2006, the ABA Plan and the Board of Trustees served a summons upon us as a third party defendant to a Third Party Complaint filed in the Sara Lee Litigation against Sara Lee and the other participating employers in the ABA Plan. The Third Party Complaint seeks a declaratory judgment as to the nature of the ABA Plan and further asserts that the August 8, 2006 determination was arbitrary and capricious and should be rescinded. At this time, we believe all relevant parties have been joined to the Sara Lee Litigation, and the District Court will review the PBGC’s determination.
On November 22, 2006, the ABA Plan and the Board of Trustees filed a motion in the Bankruptcy Court seeking an order requiring IBC to file an application with the Internal Revenue Service requesting a waiver of the minimum funding requirements applicable to the ABA Plan or, in the alternative, make $3.9 million of contributions to the ABA Plan no later than June 15, 2007. On December 8, 2006, the Bankruptcy Court denied the ABA’s motion.
On April 4, 2007, the PBGC filed a motion for summary judgment in the Sara Lee Litigation asking the District Court to enforce the PBGC’s August 8, 2006 determination that the ABA Plan is a multiple employer plan. Briefing on the PBGC’s motion for summary judgment concluded on June 8, 2007, and oral argument was heard on July 2, 2007. On September 11, 2007, the District Court issued a partial ruling on the PBGC’s motion for summary judgment. In its opinion, the District Court agreed with the PBGC and IBC as to the requisite standard for its review, but declined to review the PBGC’s August 8, 2006 determination until after it can decide whether the administrative record filed by the PBGC is complete. We await the District Court’s rulings on both the completeness of the administrative record and the PBGC’s August 8, 2006 determination.
We record accruals for contingencies, such as legal proceedings, in accordance with SFAS No. 5, Accounting for Contingencies. See Note 2. Description of Business and Significant Accounting Policies to these condensed consolidated financial statements for more information. In addition, we are subject to various other routine legal proceedings, environmental actions and matters in the ordinary course of business, some of which may be covered in whole or in part by insurance. Except for the matters disclosed herein, we are not aware of any other items as of this filing which could have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
We face substantial uncertainty with respect to the outcome of our efforts to maximize value of the bankruptcy estates, and there can be no assurance as to whether we will be able to successfully implement any such strategy, including a sale of the Company and/or its assets, in whole or in part, on terms and conditions acceptable to the Company or to our various constituents in the bankruptcy or as to the ultimate recovery of value available to such constituents.
We are now embarking on a process to formulate a rational strategy for maximizing value of the bankruptcy estates, including a sale of the Company and/or its assets in its entirety or in a series of transactions. The periods within which we can exclusively file and solicit acceptances of a plan of reorganization have been extended to November 8, 2007 and January 7, 2008, respectively. We continue to face substantial uncertainty with respect to the outcome of our efforts to maximize value of the bankruptcy estates, and there can be no assurance as to whether we will be able to successfully implement any such strategy, which may include a sale of the Company and/or its assets, in whole or in part, on terms and conditions acceptable to the Company or to our various constituents in the bankruptcy or as to the ultimate recovery of value available to such constituents.
As part of the process of formulating a rational strategy for maximizing value of the bankruptcy estates, it may be necessary for us to request an additional extension of the exclusive periods within which to file and solicit acceptances of a plan of reorganization. The Bankruptcy Court has indicated that it is unlikely that the exclusivity periods will be extended past November 8, 2007. Termination of the exclusive plan filing and solicitation periods could result in one or more of our constituents proposing their own plan of reorganization. Such a plan may include the sale of some or all of our assets and/or an orderly liquidation of the Company.

We believe that our DIP Facility, which expires on February 9, 2008, will not be further extended unless our emergence from Chapter 11 is imminent or the lenders are satisfied with the progress of our strategy for maximizing value of the bankruptcy estates. Additionally, we believe that it will be extremely difficult in the current market environment to find alternative debtor-in-possession financing.
We face significant challenges and uncertainties with respect to reaching an agreement with the IBT and ratification of the agreements with the BCTGM and IBT, if agreement is reached, as well as our ability to obtain a funding commitment to provide debt financing and an equity capital infusion.
On September 28, 2007, we reached agreement regarding modifications to collective bargaining agreements with the BCTGM. We have not reached agreement with the IBT. There can be no assurance that definitive agreements with our labor unions will be entered into and ratified. If we obtain ratified agreements with our labor unions, one of the other prerequisites to our business plan’s viability is a funding commitment to provide debt financing and an equity capital infusion. There can be no assurance, however, that the necessary financing to fund a stand alone plan to emerge from bankruptcy will be provided to us on acceptable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (A)

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(B)	per Share (or Unit)	Programs	Programs
Period 1 June 3-June 30, 2007	4	$2.90	4	7,396,627
Period 2 July 1-July 28, 2007	3	$2.30	3	7,396,624
Period 3 July 29-August 25, 2007	2	$1.30	2	7,396,622

Total	9	$2.36	9	7,396,622

(A)	Since May 11, 1999, our Board of Directors has authorized the purchase of approximately 11.0 million shares of our common stock. Prior to the Chapter 11 filing, management had the discretion to determine the number of the shares to be purchased, as well as the timing of any such purchases, with the pricing of any shares repurchased to be at prevailing market prices. As of August 25, 2007, 7,396,622 shares of our common stock were available (or to be purchased) under this stock repurchase program. As a result of our Chapter 11 filing and restrictions imposed by the DIP Facility, however, the program has effectively been suspended since the filing.

(B)	Repurchases resulted from the repurchase of fractional shares upon issuance of certificates representing stock held in the Employee Stock Purchase Plan. This plan was terminated in conjunction with the Chapter 11 filing in September 2004.

Item 6. Exhibits

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 9, 2002, filed on April 19, 2002).

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Form 8-K filed on March 21, 2007).

3.2	Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).

3.2.1	Amendment Number One to the Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.2 to Interstate Bakeries Corporation’s Form 8-K filed on March 21, 2007).

4.1	Preferred Stock Purchase Rights Agreement effective as of May 8, 2000 (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 16, 2000).

10.1	Employment Agreement by and among Interstate Bakeries Corporation, Interstate Brands Corporation and Craig D. Jung, dated January 30, 2007 (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on January 31, 2007).

10.2	Employment Agreement, dated as of April 25, 2007, by and among Interstate Brands Corporation, Interstate Bakeries Corporation and Kent B. Magill (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on June 6, 2007).

10.3	Employment Agreement dated as of March 8, 2003 by and between Michael D. Kafoure and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.2 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.4	Employment Agreement dated as of March 7, 2003 by and between Robert P. Morgan and Interstate Brands Corporation (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.5	Employment Agreement dated as of March 18, 2003 by and between Richard D. Willson and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.4 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.6	Form of Management Continuity Agreement effective as of February 3, 2003 by and between Interstate Bakeries Corporation and Michael D. Kafoure, Kent B. Magill, Robert P. Morgan and Richard D. Willson (incorporated herein by reference to Exhibit 10.7 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.7	Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as

Exhibit No.	Exhibit
Administrative Agent, dated as of April 25, 2002 (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed May 8, 2002).

10.7.1	First Amendment, dated as of April 21, 2003, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.7.2	Second Amendment, dated as of May 7, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.7.3	Third Amendment, dated as of May 27, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.7.4	Fourth Amendment, dated as of June 17, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.7.5	Fifth Amendment, dated as of August 12, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.7.6	Sixth Amendment, dated as of September 7, 2004, to the Amended and Restated Credit Agreement, dated April 25, 2002, among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties thereto, The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent, Bank of America, N.A., as syndication agent and JPMorgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on September 13, 2004).

10.7.7	Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 18, 2005, by and among the Interstate Bakeries Corporation, Interstate Brands Corporation (the “Borrower”), the several banks and other financial institutions or entities from time to time parties thereto (the “Lenders”), The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent (the “Co-Documentation Agents”), Bank of America, N.A., as syndication agent (the “Syndication Agent”) and JPMorgan Chase Bank (“JPMorgan”), as administrative agent

Exhibit No.	Exhibit
(incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on March 22, 2005).

10.8	Guarantee and Collateral Agreement made by Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and certain of their Subsidiaries, in favor of The Chase Manhattan Bank, as Administrative Agent, dated as of July 19, 2001 (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 24, 2001).

10.9	Amended and Restated Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 6, 2004 filed on April 19, 2004).

10.10	Interstate Bakeries Corporation Incentive Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002).

10.11	Interstate Bakeries Corporation Amended and Restated Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.15 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

10.12	Interstate Bakeries Corporation Rabbi Trust Agreement (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).

10.12.1	First Amendment to the IBC Rabbi Trust Agreement effective August 8, 2003 (incorporated herein by reference to Exhibit 10.19.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K filed on August 23, 2003).

10.13	Form of Award Notice and Non-Qualified Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).

10.14	Form of Award Notice and Incentive Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).

10.15	Form of Indenture for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.16	Form of Purchase Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.17	Form of Registration Rights Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.18	Letter Agreement, dated as of August 27, 2004, amended and restated as of September 21, 2004 and further amended and restated on October 14, 2004, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc (incorporated herein by reference to Exhibit 10.24 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

Exhibit No.	Exhibit
10.18.1	Letter Agreement, dated as of July 18, 2005, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc (incorporated herein by reference to Exhibit 10.24.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

10.19	Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral Agent”) for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on September 27, 2004).

10.19.1	First Amendment, dated as of November 1, 2004, to the Revolving Credit Agreement) dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on November 5, 2004).

10.19.2	Second Amendment, effective as of January 20, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on February 1, 2005).

10.19.3	Third Amendment and Waiver, dated as of May 26, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under

Exhibit No.	Exhibit
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

10.19.4	Fourth Amendment and Waiver, dated as of November 30, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent (the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent (the “Collateral Agent”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 5, 2005).

10.19.5	Fifth Amendment, dated as of December 27, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 30, 2005).

10.19.6	Sixth Amendment, dated as of March 29, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as

Exhibit No.	Exhibit
JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on March 29, 2006).

10.19.7	Seventh Amendment, dated as of June 28, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on June 30, 2006).

10.19.8	Eighth Amendment, dated as of August 25, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 30, 2006).

10.19.9	Ninth Amendment, dated as of February 16, 2007, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on February 16, 2007).

10.19.10	First Amendment, dated as of October 1, 2007, to the Amended and Restated Revolving Credit Agreement, dated as of February 16, 2007, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Amended and Restated Revolving Credit Agreement (together with JPMCB, the “Lenders”), and JPMCB as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on October 2, 2007).

Exhibit No.	Exhibit
10.20	Offer of Employment dated July 13, 2005 between Interstate Bakeries Corporation and Mr. Richard C. Seban (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 5, 2005).

10.21	Interstate Bakeries Corporation Key Employee Retention Plan (incorporated herein by reference to Exhibit 10.27 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

10.22	Consulting Agreement dated July 27, 2007 by and among Interstate Brands Corporation and Interim LLC*

10.23	Consulting Agreement dated July 27, 2007 by and among Interstate Brands Corporation and Miller Management Group, Inc.*

10.24	Consulting Agreement dated July 27, 2007 by and among Interstate Brands Corporation and Timpanagos Consulting LLC*

31.1	Certification of Craig D. Jung pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of J. Randall Vance pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Craig D. Jung pursuant to 18 U.S.C. Section 1350*

32.2	Certification of J. Randall Vance pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE BAKERIES CORPORATION
Dated: October 4, 2007	By:	/s/ Craig D. Jung
Craig D. Jung
Chief Executive Officer (Principal Executive Officer)

Dated: October 4, 2007	By:	/s/ J. Randall Vance
J. Randall Vance
Chief Financial Officer (Principal Financial and Accounting Officer)