Form 10-Q
period 2007-11-17
INTERSTATE BAKERIES CORP/DE/
filed 2007-12-20
CIK 829499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 17, 2007
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
Yes ☐ No ☑
There were 45,240,384 shares of common stock, $0.01 par value per share, outstanding on December 10, 2007. Giving effect to our senior subordinated convertible notes and common stock equivalents, there were 55,138,825 shares of common stock outstanding as of December 10, 2007.

INTERSTATE BAKERIES CORPORATION
FORM 10-Q
QUARTER ENDED NOVEMBER 17, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share data)

	November 17,	June 2,
	2007	2007
ASSETS
Current assets
Cash	$58,440	$67,212
Restricted cash	19,156	15,085
Accounts receivable, less allowance for doubtful accounts of $2,237 and $2,315, respectively	134,880	152,175
Inventories	53,813	65,682
Assets held for sale	567	2,032
Other current assets	47,186	49,649

Total current assets	314,042	351,835

Property and equipment, net	511,453	541,725
Intangible assets	159,266	160,239
Other assets	30,480	27,593

Total assets	$1,015,241	$1,081,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise
Current liabilities
Long-term debt	$453,442	$451,515
Accounts payable	116,162	129,137
Accrued expenses	220,334	217,373

Total current liabilities	789,938	798,025

Other liabilities	238,570	236,766
Deferred income taxes	72,229	74,789

Total liabilities not subject to compromise	1,100,737	1,109,580

Liabilities subject to compromise	294,609	290,553

Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,240,000 and 45,249,000 shares outstanding, respectively	816	816
Additional paid-in capital	584,894	584,503
Accumulated deficit	(314,362)	(255,559)
Treasury stock, 36,339,000 and 36,330,000 shares at cost, respectively	(678,737)	(678,721)
Accumulated other comprehensive income	27,284	30,220

Total stockholders’ deficit	(380,105)	(318,741)

Total liabilities and stockholders’ deficit	$1,015,241	$1,081,392

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 17,	November 18,	November 17,	November 18,
	2007	2006	2007	2006

Net sales	$645,116	$671,913	$1,334,932	$1,356,158

Cost of products sold (exclusive of items shown below)	328,500	347,521	671,731	699,693
Selling, delivery and administrative expenses	310,201	318,704	631,244	641,372
Restructuring (credits) charges	7,929	(4,193)	7,881	(3,664)
Depreciation and amortization	15,205	16,116	30,853	32,533
Loss on sale or abandonment of assets	378	516	391	734
Property and equipment impairment	(351)	—	9,842	—

	661,862	678,664	1,351,942	1,370,668

Operating loss	(16,746)	(6,751)	(17,010)	(14,510)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $1,367, $1,367, $2,750, and $2,750, respectively)	11,263	11,368	22,283	24,158
Reorganization charges, net	11,707	10,052	18,905	16,707
Other (income) expense	128	(1,045)	74	(1,076)

	23,098	20,375	41,262	39,789

Loss before income taxes	(39,844)	(27,126)	(58,272)	(54,299)
Provision (benefit) for income taxes	(683)	(841)	(3,118)	(1,683)

Net loss	$(39,161)	$(26,285)	$(55,154)	$(52,616)

Loss per share
Basic	$(0.87)	$(0.58)	$(1.22)	$(1.16)

Diluted	$(0.87)	$(0.58)	$(1.22)	$(1.16)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Twenty-Four Weeks Ended
	November 17,	November 18,
	2007	2006
Operating activities
Net loss	$(55,154)	$(52,616)
Depreciation and amortization	30,853	32,533
Provision (benefit) for deferred income taxes	(1,725)	600
Reorganization charges, net	18,905	16,707
Cash reorganization items	(14,519)	(14,700)
Non-cash bankruptcy-related charges (credits)	1,964	234
Non-cash interest expense — deferred debt fees	1,023	661
Non-cash restricted stock and deferred share compensation expense	375	449
(Gain) loss on sale, write-down or abandonment of assets	9,559	(5,375)
Change in operating assets and liabilities:
Accounts receivable	17,295	2,477
Inventories	11,869	(1,540)
Other current assets	(94)	(2,116)
Accounts payable and accrued expenses	(14,351)	(6,992)
Long-term portion of self insurance reserves	(292)	(488)
Other	(100)	527

Net cash from (used in) operating activities	5,608	(29,639)

Investing activities
Purchases of property and equipment	(10,155)	(11,620)
Proceeds from sale of assets	3,771	13,158
Restricted cash deposit	(3,862)	(11,354)
Restricted cash release	—	89,222
Acquisition and development of software assets	(494)	(758)
Other	33	217

Net cash from (used in) investing activities	(10,707)	78,865

Financing activities
Reduction of long-term debt	(494)	(45,792)
Increase in revolving credit facility	2,421	—
Debt fees	(5,600)	—

Net cash used in financing activities	(3,673)	(45,792)

Net (decrease) increase in cash	(8,772)	3,434

Cash at the beginning of period	67,212	78,178

Cash at the end of period	$58,440	$81,612

Cash payments (received)
Interest	$19,629	$20,747
Income taxes	116	(530)

Non-cash investing and financing activities
Long-term debt reduction from lease rejections	—	359
Asset disposals from lease rejections	—	271
Convertible note conversion to equity	—	1
Interest income earned on restricted cash deposit	209	614
See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(dollars and shares in thousands)

	Common						Accumulated
	Stock Issued		Additional		Treasury Stock		Other	Total
	Number	Par	Paid-in	Accumulated	Number of		Comprehensive	Stockholders’
	of Shares	Value	Capital	Deficit	Shares	Cost	Income	Deficit

Balance June 2, 2007	81,579	$816	$584,503	$(255,559)	(36,330)	$(678,721)	$30,220	$(318,741)
Comprehensive loss	—	—	—	(55,154)	—	—	(2,936)	(58,090)
Cumulative effect of change in accounting for uncertainty in income taxes pursuant to FIN No. 48	—	—	—	(3,649)	—	—	—	(3,649)
Restricted share compensation expense	—	—	471	—	—	—	—	471
Restricted share surrenders	—	—	(80)	—	(9)	(16)	—	(96)

Balance November 17, 2007	81,579	$816	$584,894	$(314,362)	(36,339)	$(678,737)	$27,284	$(380,105)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Voluntary Chapter 11 Filing
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819,04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. Subsequently, on November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. Mrs. Cubbison’s Foods, Inc., or Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, was not originally included in the Chapter 11 filing. However, on January 14, 2006, Mrs. Cubbison’s filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). The minority interest in Mrs. Cubbison’s is reflected in other liabilities and the minority interest impact on the statement of operations is insignificant for all periods presented. We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
On September 23, 2004, we entered into a debtor-in possession Revolving Credit Agreement with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The Revolving Credit Agreement received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. The Revolving Credit Agreement provides for a $200.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. We entered into the first amendment to the Revolving Credit Agreement on November 1, 2004, the second amendment to the Revolving Credit Agreement on January 20, 2005, the third amendment to the Revolving Credit Agreement on May 26, 2005, the fourth amendment to the Revolving Credit Agreement on November 30, 2005, the fifth amendment to the Revolving Credit Agreement on December 27, 2005, the sixth amendment to the Revolving Credit Agreement on March 29, 2006, the seventh amendment to the Revolving Credit Agreement on June 28, 2006, the eighth amendment to the Revolving Credit Agreement on August 25, 2006, the ninth amendment to the Revolving Credit Agreement on February 16, 2007, which amended and restated the Revolving Credit Agreement, the first amendment to the Amended and Restated Revolving Credit Agreement on October 1, 2007, the second amendment to the Amended and Restated Revolving Credit Agreement on November 29, 2007, and the third amendment to the Amended and Restated Revolving Credit Agreement on December 19, 2007 to reflect certain modifications (the Revolving Credit Agreement together with all amendments, the DIP Facility). See Note 8. Debt to these condensed consolidated financial statements for further discussion regarding the DIP Facility.
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

Pursuant to the Bankruptcy Code, our pre-petition obligations, including obligations under debt instruments, generally may not been forced against us. In addition, any actions to collect pre-petition indebtedness are automatically stayed unless the stay is lifted by the Bankruptcy Court.
As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of December 10, 2007, we have rejected over 500 unexpired leases and have accrued charges for our estimated liability related thereto in the applicable periods. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject. For these executory contracts and remaining unexpired leases, we cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting these contracts or leases, and no provisions have yet been made for these items.
Since the Petition Date, we have been actively engaged in restructuring our operations. As previously disclosed, we (i) restructured our 10 profit centers (PCs), which are now 8 business units; (ii) rationalized our delivery route network; (iii) reduced our workforce; (iv) disposed of certain non-core assets; and (v) commenced negotiations of long-term extensions with respect to most of our collective bargaining agreements (CBAs) with union-represented employees. We also initiated a marketing program designed to offset revenue declines by developing protocols to better anticipate and meet changing consumer demand through a consistent flow of new products.
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
On June 28, 2007, we submitted our business plan to our various constituents in the bankruptcy, including representatives of our lender syndicates and official committees of creditors and equity security holders. In order to secure rational financing required to implement this business plan; however, we believe additional concessions from our unionized employees are required. In June of 2007, we initiated talks with representatives of the two labor organizations, the Bakery Confectionery, Tobacco Workers & Grain Millers International Union (BCTGM) and International Brotherhood of Teamsters (IBT), representing approximately 90% of our unionized employees to achieve further concessions, including greater flexibility in the method and manner by which we distribute our products to our customers and cost reductions related to health and welfare programs.
No agreement with the IBT has been reached, although we remain open to constructive discussions with the IBT. We have reached agreement with the BCTGM, which has been ratified by approximately 98% of its local bargaining units. We have also reached agreements with the majority of the other unions representing our employees, which have been ratified by approximately 12% of their local bargaining units.
In early October 2007, we embarked on the process of formulating a rational strategy for maximizing value of the bankruptcy estates. We continue to face substantial uncertainty with respect to the outcome of our efforts to maximize value of the bankruptcy estates, and there can be no assurance as to whether we will be able to successfully implement any such strategy, which may include a sale of the Company and/or its assets, in whole or in part, on terms and conditions acceptable to the Company or to our various constituents in the bankruptcy or as to the ultimate recovery of value available to such constituents.

After receiving Bankruptcy Court approval, we entered into exit financing agreements with Silver Point Finance L.L.C. and its affiliated investment funds and plan funding agreements with holders of approximately 95% of the funded amounts outstanding under our pre-petition senior secured credit facility. This financing is contingent upon, among other things, us reaching agreement on, and achieving ratification of, the changes to our collective bargaining agreements with our major unions necessary to implement our business plan, which to date we have not achieved. On November 5, 2007, we filed a Plan of Reorganization and related Disclosure Statement with the Bankruptcy Court based upon the exit financing commitment by Silver Point Finance L.L.C. and plan funding agreements. Our exclusive period within which to file a plan of reorganization expired on November 8, 2007. Our exclusive period within which to solicit acceptances of our plan of reorganization expires on January 7, 2008.
We have established bidding procedures, which have been approved by the Bankruptcy Court, to govern the process for soliciting alternative investment proposals. Under the procedures, indications of interest were due by November 28, 2007 with final proposals due on January 15, 2008. If multiple viable proposals are received, an auction is currently scheduled to be held on January 22, 2008. There can be no assurance that the necessary financing to fund a standalone plan to emerge from bankruptcy will be provided to us on acceptable terms or at all.
See Note 13. Restructuring Charges (Credits) to these condensed consolidated financial statements for related or additional disclosures.
Our financial statements are prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Chapter 11 filing process and our recurring losses from operations, negative working capital, downward sales trends, and the potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt about our ability to continue as a going concern. Our continuation as a “going concern” is dependent upon, among other things, our ability to evaluate and execute various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of or refinance our DIP Facility at its maturity, our ability to implement our restructuring activities, our ability to obtain concessions from our labor unions, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.
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
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. The accompanying unaudited condensed consolidated financial statements, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and twenty-four weeks ended November 17, 2007 may not necessarily be indicative of the results for the full year ending May 31, 2008.
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
Cash and Cash equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of recorded balances totaling approximately $27.3 million and $32.9 million at November 17, 2007 and June 2, 2007, respectively. Restricted cash represents cash held as collateral pursuant to our debtor-in-possession financing agreement and is not considered a cash equivalent in the consolidated statement of cash flows. See Note 8. Debt to these condensed consolidated financial statements for related disclosures.
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
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51 (SFAS 160). SFAS 160 requires all entities to report noncontrolling interest in subsidiaries as equity in the consolidated financial statements. Additionally, SFAS 160 requires that all accounting transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008, and is effective for us at the beginning of fiscal 2010. Earlier adoption is prohibited.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which revised SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination; and requires the acquirer to expense acquisition-related costs in the periods in which the costs are incurred and the services are received except for the costs to issue debt or equity securities. SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008, and is effective for us at the beginning of fiscal 2010. Earlier adoption is prohibited.
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

3. Inventories
The components of inventories are as follows:

	November 17,	June 2,
	2007	2007
	(dollars in thousands)
Ingredients and packaging	$33,888	$43,279
Finished goods	19,925	22,403

	$53,813	$65,682

4. Property and Equipment
Property and equipment consists of the following:

	November 17,	June 2,
	2007	2007
	(dollars in thousands)
Land and buildings (lives ranging from 10 to 35 years)	$389,917	$390,147
Machinery and equipment (lives ranging from 4 to 15 years)	845,481	865,398

	1,235,398	1,255,545
Less accumulated depreciation	(723,945)	(713,820)

	$511,453	$541,725

On October 20, 2007, we exited the bread market in Southern California. This action entailed the closure of four bakeries and the consolidation of routes and distribution centers. At August 25, 2007, based upon our intention to pursue this plan of action and our expectation of the disposal of the related assets, we tested the related long-lived assets for recoverability using a probability-weighted approach for continued use or disposal of certain assets and recorded an impairment of approximately $10.2 million in the first quarter of fiscal 2008. During the second quarter of fiscal 2008, final determination was made concerning the continued use or disposal of certain assets which resulted in a net valuation credit adjustment of approximately $0.4 million to the initial impairment charge.
The net book value of the total assets related to the Southern California restructuring activities, including those adjusted for impairment, aggregates approximately $18.4 million. These assets have not been classified as held for sale at November 17, 2007 as all of the criteria for such classification under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), had not been met.
Included in depreciation and amortization expense is approximately $11.4 million and $12.1 million for the twelve week and $23.2 million and $24.6 million for the twenty-four week periods ended November 17, 2007 and November 18, 2006, respectively, that relates to property and equipment used in our production process.
5. Assets Held for Sale
We have classified certain long-lived assets as held for sale in the consolidated balance sheets in accordance with the guidance in SFAS 144. Assets classified as held for sale are part of our ongoing effort to address revenue declines, cost structure and productive capacity in our physical facilities. In the second quarter of fiscal 2008, approximately $0.8 million of these assets were sold. In addition, two excess properties valued at approximately $0.4 million were identified and reclassified to assets held for sale. At November 17, 2007, the total assets held for sale were approximately $0.6 million, all of which are expected to be sold within the next 12 months.

Net gains realized on the sale of our assets held for sale in the second quarter of fiscal 2008 and 2007 amounted to approximately $0.5 million and $5.4 million, respectively, while year-to-date net gains for fiscal 2008 and 2007 were approximately $0.6 million and $6.5 million, respectively. See Note 13. Restructuring Charges (Credits) to these condensed consolidated financial statements for further information on net gains related to restructuring activities.
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
At November 17, 2007, we had in place various operating leases for equipment on which at the end of the lease term we had guaranteed a buyout price, or residual value. On the effective date of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, we were required to disclose the undiscounted maximum potential liability of all guaranteed lease residual values and to record a liability for the fair value of such guarantees. At November 17, 2007, the maximum potential liability for all guaranteed lease residual values was approximately $3.6 million, including amounts guaranteed prior and subsequent to the effective date of approximately $0.2 million and $3.4 million, respectively. At November 17, 2007, we had an unamortized liability for the fair value of all guaranteed lease residual values that were entered into or modified subsequent to the effective date of approximately $0.1 million.
7. Intangible Assets
Intangible assets consist of the following:

	November 17,	June 2,
	2007	2007
	(dollars in thousands)
Intangible assets with indefinite lives (generally trademarks and trade names)	$157,471	$157,471

Intangible assets with finite lives
Gross carrying amount	$13,854	$13,854
Less: Accumulated amortization	(11,459)	(11,086)
Deferred contract asset adjustment	(600)	—

Net carrying amount	$1,795	$2,768

Intangible amortization expense for the second quarter of both fiscal 2008 and 2007 was approximately $0.2 million while year-to-date for both 2008 and 2007 intangible amortization expense was approximately $0.4 million. These amounts were primarily recorded as a reduction of net sales.
In connection with our exit of the bread market in Southern California, during the second quarter of fiscal 2008, we cancelled a private label fresh baked goods agreement. This contract cancellation resulted in the elimination of a deferred contract asset in the amount of $0.6 million and the related liability.

8. Debt
Long-term debt consists of the following:

	November 17,	June 2,
	2007	2007
	(dollars in thousands)
Secured
Post-petition credit agreement	$—	$—
Senior secured credit facility – pre-petition	450,178	447,757
Unsecured
6% senior subordinated convertible notes – pre-petition	99,999	99,999
Capital lease converted to pre-petition debt	6,125	6,125
Capital leases
Real estate	3,264	3,758

	559,566	557,639
Less:
Current portion	(453,442)	(451,515)
Pre-filing date claims included in liabilities subject to compromise	(106,124)	(106,124)

Long-term debt	$—	$—

Post-Petition Credit Agreement
On September 23, 2004, we entered into the DIP Facility, which was amended and restated on February 16, 2007 and which provides for a $200.0 million Commitment of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility originally provided for a secured revolving line of credit through September 22, 2006, which date has been extended by amendment to June 2, 2008. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount up to $150.0 million (increased from the original limitation of $75.0 million as a result of prior amendments) of which $122.1 million was utilized at November 17, 2007. These letters of credit were partially collateralized by approximately $19.2 million of restricted cash at November 17, 2007, as required by the DIP Facility. We pay fees of 3.0% on the balance of all letters of credit outstanding under the DIP Facility. The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. Interest on borrowings under the DIP Facility is at either the alternate base rate (as defined in the DIP Facility) plus 1.75%, or, at our option, the London Interbank Offered Rate (LIBOR) plus 2.75%. We also pay a commitment fee of 0.50% on the unused portion of the DIP Facility. Interest is payable monthly in arrears. As of November 17, 2007, there were no borrowings outstanding under the DIP Facility and we had $51.8 million available under the DIP Facility (of which up to $27.9 million could be used for the issuance of additional letters of credit).
The DIP Facility subjects us to certain obligations, including, but not limited to, the delivery of financial statements, cash flow forecasts, operating budgets and a strategic business plan at specified intervals and cumulative minimum EBITDA covenants. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (1) the conversion of any of the bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (2) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (3) a change of control (as defined in the DIP Facility); (4) an order of the Bankruptcy Court permitting holders of security interests to foreclose on the debt on any of our assets which have an aggregate value in excess of $1.0 million; and (5) the entry of any judgment in excess of $1.0 million against us, the enforcement of which remains unstayed. At November 17, 2007, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.

To date in fiscal 2008, the following amendments to the DIP Facility have been completed. On October 1, 2007, we entered into the first amendment which (1) amended the definition of the Borrowing Base to include an additional reserve of $10.0 million until such time as the Bankruptcy Court enters a final order approving (a) a disclosure statement that provides for payment in full of the DIP Facility obligations, and (b) evidence of a commitment for exit financing associated with a plan of reorganization; (2) increased the maximum allowable cash restructuring charges incurred since December 17, 2006 from $10.0 million to $23.0 million; and (3) established a requirement that, in the event we do not publicly announce that we have reached an agreement in principal with our two largest union groups, the BCTGM and IBT regarding certain concessions and alignment with our business plan, we submit a plan to the lenders on or before December 1, 2007 that describes our strategy for maximizing the value of the bankruptcy estates through a sale of the Company or its assets, all as described in the amendment.
The second amendment, dated November 29, 2007, changed the date for delivery of a revised plan detailing the Borrower’s proposed strategy for maximizing the value of the bankruptcy estates. If on or before January 29, 2008, IBC has not reached an agreement in principle with our two largest union groups and Silver Point Finance L.L.C. (or an approved provider of alternate exit financing, if applicable) has not announced its support of the labor agreements, then, the lenders may request in writing a plan to be delivered within twenty-one days of receipt of the written request.
On December 19, 2007, we entered into the third amendment to the DIP Facility which (1) extended the maturity date from February 9, 2008 to June 2, 2008; (2) redefined the real property component of the borrowing base to the lesser of (a) $80.0 million or (b) 40% of the borrowing base inclusive of the real property component but excluding the Plan Reserve (as defined therein); (3) amended the permitted capital expenditures by fiscal quarter through the quarter ending May 31, 2008; (4) amended the minimum cumulative consolidated EBITDA by fiscal quarter through the quarter ending May 31, 2008; and (5) limited cash restructuring charges for the fiscal period beginning December 17, 2006 and ending May 31, 2008 to $23.0 million.
Senior Secured Credit Facility
During fiscal year 2002, we entered into a $900.0 million Senior Secured Credit Facility agreement with a syndicate of banks and institutional lenders which includes (1) a five-year $375.0 million tranche A term loan, repayable in quarterly installments; (2) a six-year $125.0 million tranche B term loan, repayable in quarterly installments; (3) a six-year $100.0 million tranche C term loan, repayable in quarterly installments; and (4) a five-year $300.0 million revolving loan, or the revolver, which allowed for up to $215.0 million for letters of credit. At November 17, 2007, we owed $173.5 million, $111.0 million, $89.7 million and $76.0 million under the tranche A, tranche B, tranche C and the revolver, respectively. During the twenty four weeks ended November 17, 2007, the outstanding debt under the revolver was increased by $2.4 million resulting from draws against certain letters of credit. At November 17, 2007, outstanding letters of credit aggregated $89.4 million and there was no availability for additional borrowing or issuance of letters of credit under the revolver. The Senior Secured Credit Facility is secured by all accounts receivable and a majority of owned real property, intellectual property and equipment. Interest on borrowings is at either the ABR (as defined in the Senior Secured Credit Facility) plus 3.0%, 3.25%, 3.0%, and 2.5% for tranche A, tranche B, tranche C, and the revolver, respectively, or at our option LIBOR plus 4.0%, 4.25%, 4.0%, and 3.5% for tranche A, tranche B, tranche C, and the revolver, respectively. Interest on the outstanding borrowings at November 17, 2007 was 9.0%, 9.5%, 8.9%, and 8.6% for tranche A, tranche B, tranche C, and the revolver, respectively. We also pay a facility fee of 0.50% on the revolving credit facility commitment (currently in the amount of $165.5 million) and fees ranging from 3.625% to 4.0% on the balance of all letters of credit outstanding under the revolver.
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
We have classified the 6% senior subordinated convertible notes and certain capital leases which were converted to pre-petition debt, all of which are unsecured, as liabilities subject to compromise and, in accordance with the guidance provided by SOP90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, we have suspended the accrual of interest on this debt.
During the second quarter of fiscal 2008, we incurred debt fees of $0.6 million for the October 1, 2007 amendment to our DIP Facility and a fee of $5.0 million to secure an exit facility commitment for financing to exit our Chapter 11 proceedings. These fees are included in other assets in the November 17, 2007 balance sheet. The exit financing agreement stipulates that under certain conditions, including the acceptance by the Bankruptcy Court of an alternative financing agreement, we may owe up to $12.0 million in breakup fees. Additionally, certain actions by the Bankruptcy Court concerning our emergence could result in the impairment of the $5.0 million commitment fee.
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
Derivative commodity instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), are subject to mark-to-market accounting, under which changes in the market value of outstanding commodities are recognized as unrealized gains or losses in the consolidated statements of operations or accumulated other comprehensive income (AOCI) in the period of change. We record the fair market value of our derivatives based on widely available market quotes, as well as information supplied by independent third parties.
During the twenty-four week periods ending November 17, 2007 and November 18, 2006, we did not elect to apply hedge accounting for any of our derivative commodity purchases and all such derivatives were marked-to-market through cost of products sold or selling, delivery and administrative expenses as appropriate. At November 17, 2007, the fair value of our commodity derivatives was a gain of approximately $0.5 million based upon widely available market quotes. There was no derivative activity in AOCI for both the first and second quarters of fiscal 2008.
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
On December 14, 2004, the Court entered an Order establishing March 21, 2005 as the last date for all persons and entities holding or wishing to assert bankruptcy claims against the Company or one of its subsidiaries to file a proof of claim form. As of December 7, 2007, we have received approximately 9,200 claims, some of which have been filed after the deadline established by the court. We continue to evaluate all claims asserted in the bankruptcy proceedings and file periodic motions with the court to reject, modify, liquidate or allow such claims. In addition, we may receive additional claims resulting from, among other things, the future rejection of executory contracts since the deadline to file a claim resulting from a contract rejection is a function of when such contracts are formally rejected. Amounts that we have recorded may, in certain instances, be different than amounts asserted by our creditors and remain subject to reconciliation and adjustment.
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain tax and other claims. We also have suspended the accrual of interest on the unsecured 6% senior subordinated convertible notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. The cumulative contractual unrecorded interest at November 17, 2007 on these obligations was approximately $18.9 million. The unrecorded interest expense for the second quarter of both fiscal 2008 and 2007 on these obligations was approximately $1.4 million and year-to-date for both fiscal 2008 and 2007 unrecorded interest on these obligations was approximately $2.8 million. See Note 8. Debt to these condensed consolidated financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.
The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheets:

	November 17,	June 2,
	2007	2007
	(dollars in thousands)
Accounts payable	$131,012	$130,732
Taxes payable	4,701	5,741
Retirement obligations (SERP and deferred compensation)	15,147	15,063
Legal reserve	13,914	13,819
Interest bearing debt and capital leases	106,124	106,124
Other	23,711	19,074

	$294,609	$290,553

Liabilities subject to compromise for taxes payable decreased in fiscal 2008 principally due to the adoption of FIN 48. The increase in other liabilities subject to compromise primarily reflects the settlement of various insurance claims.

11. Employee Benefit Plans
American Bakers Association Retirement Plan
We participate in the American Bakers Association Retirement Plan, or ABA Plan, and believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of November 17, 2007, our net pension benefit obligation liability was approximately $70.5 million representing our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
The ABA Plan’s net benefit obligation liability is recorded in other liabilities except for the current portion of $35.5 million for both November 17, 2007 and June 2, 2007, which is recorded in accrued expenses. The current portion at November 17, 2007 represents requested unpaid amounts at that date.
The components of the pension expense for the ABA Plan as an aggregate of single employer plans are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 17,	November 18,	November 17,	November 18,
	2007	2006	2007	2006
		(dollars in thousands)
Service cost	$234	$261	$468	$522
Interest cost	825	776	1,650	1,552
Expected return on negative plan assets	168	84	336	168

Net pension expense	$1,227	$1,121	$2,454	$2,242

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
Subsequent to our bankruptcy filing, we suspended the SERP as of November 11, 2004. Approximately $11.1 million representing the portion of the SERP liability, at both November 17, 2007 and June 2, 2007, attributable to retired participants has been reclassified to liabilities subject to compromise.
The components of net periodic benefit cost (credit) for these plans are as follows:

	Twelve Weeks Ended
	Pension		Postretirement		SERP
	November 17,	November 18,	November 17,	November 18,	November 17,	November 18,
	2007	2006	2007	2006	2007	2006
	(dollars in thousands)
Service cost	$195	$213	$263	$298	$—	$—
Interest cost	932	916	747	833	319	316
Expected return on plan assets	(1,290)	(1,246)	—	—	—	—
Amortization of prior service cost (credit)	63	63	(1,706)	(1,706)	—	—
Recognized net actuarial (gain) loss	—	7	191	242	(17)	—

Net periodic benefit cost (credit)	$(100)	$(47)	$(505)	$(333)	$302	$316

	Twenty-Four Weeks Ended
	Pension		Postretirement		SERP
	November 17,	November 18,	November 17,	November 18,	November 17,	November 18,
	2007	2006	2007	2006	2007	2006
	(dollars in thousands)
Service cost	$390	$426	$526	$596	$—	$—
Interest cost	1,864	1,832	1,493	1,666	638	632
Expected return on plan assets	(2,580)	(2,492)	—	—	—	—
Amortization of prior service cost (credit)	126	126	(3,411)	(3,412)	—	—
Recognized net actuarial (gain) loss	—	14	382	484	(34)	—

Net periodic benefit cost (credit)	$(200)	$(94)	$(1,010)	$(666)	$604	$632

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
1996 Stock Incentive Plan
The 1996 Stock Incentive Plan (the Plan) allows us to grant to employees and directors various stock awards including stock options, which are granted at prices not less than the fair market value at the date of grant, and restricted and deferred shares. A maximum of approximately 18.7 million shares was approved by our stockholders to be issued under the Plan. On November 17, 2007, shares totaling approximately 9.7 million were authorized but not awarded under the Plan. The stock options may be granted for a period not to exceed ten years and generally vest from one to three years from the date of grant. Our current practice is to settle awards out of treasury stock.
An analysis of our stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term	Intrinsic Value
				(dollars in
	(in thousands)			thousands)

Outstanding, as of June 2, 2007	3,264	$15.69	4.2	$23,280

Granted	—	—
Surrendered	(445)	23.29
Exercised	—	—

Outstanding, as of November 17, 2007	2,819	$14.49	4.0	$19,106

Exercisable at November 17, 2007	2,819	$14.49	4.0	$19,106

There were no stock options granted or exercised in both the first and second quarters of fiscal 2008 and 2007.
On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted, and the eligible options were granted, under the Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation expense is being charged over the vesting period, with approximately $0.3 million in the second quarter for both fiscal 2008 and 2007 and $0.5 million and $0.4 million year-to-date for fiscal 2008 and 2007, respectively.
The table below summarizes the nonvested restricted stock transactions:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)

Nonvested, as of June 2, 2007	73	$14.46

Granted	—	—
Vested	(2)	14.80
Surrendered	(8)	11.76

Nonvested, as of November 17, 2007	63	$14.80

The total compensation cost related to nonvested restricted stock awards not yet recognized as of November 17, 2007 was approximately $0.2 million and is expected to be fully amortized by the end of the third quarter of fiscal 2008.
On November 17, 2007, approximately 12.7 million total shares of common stock were reserved for issuance under various employee benefit plans.
13. Restructuring Charges (Credits)
The components of restructuring charges (credits) are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 17,	November 18,	November 17,	November 18,
	2007	2006	2007	2006
	(dollars in thousands)
Severance charges	$7,651	$67	$7,595	$296
Long-lived asset credits	(395)	(4,787)	(493)	(5,195)
Other exit costs	673	527	779	1,235

Total	$7,929	$(4,193)	$7,881	$(3,664)

Fiscal 2008 Activity
There were two new restructuring plans approved in the second quarter of fiscal 2008. First, we exited the bread market in Southern California. This entailed closing four bakeries and the consolidation of routes and distribution centers. The four bakeries were closed October 20, 2007. Also we initiated a sales reorganization to improve the structure and efficiency of the sales and route delivery of our baked goods.

In the second quarter of fiscal 2008, we eliminated approximately 1,200 employee positions and recognized severance and related benefit costs of approximately $5.7 million related to closing the bakery facilities, depots and routes in Southern California. Additionally, we incurred other exit costs of approximately $0.3 million principally for security related to the closed facilities.
Related to our sales reorganization activities, in the second quarter of fiscal 2008 we eliminated approximately 200 sales management positions for which we incurred costs for severance and benefit costs of $1.1 million and employee relocation expense of approximately $0.3 million.
In the second quarter of fiscal 2008, we accrued additional employee-related charges aggregating approximately $0.8 million in connection with our fiscal 2006 profit center review. Also, we realized a gain on sale of assets of approximately $0.5 million and additional expense for utilities, security and clean up of approximately $0.2 million related to our fiscal 2005 profit center review.
These costs incurred in the second quarter of fiscal 2008 were generally consistent with the fiscal 2008 year-to-date restructuring charges incurred.
The fiscal 2008 year-to-date analysis of our restructuring costs activity is as follows:

	Severance	Long-Lived
	and Related	Asset
	Benefits	Charges
	(Charges)	(Credits)	Other	Total
	(dollars in thousands)
Fiscal 2005 Consolidation & RIF Plan

Balance June 2, 2007	$10	$—	$—	$10

Expensed in Fiscal 2008	—	—	—	—
Cash Paid in Fiscal 2008	—	—	—	—
Noncash Utilization in 2008	(10)	—	—	(10)

Balance November 17, 2007	—	—	—	—

Fiscal 2005 Profit Center Review Plan

Balance June 2, 2007	4	—	—	4

Expensed in Fiscal 2008	—	(493)	167	(326)
Cash Paid in Fiscal 2008	—	—	(167)	(167)
Noncash Utilization in 2008	(4)	493	—	489

Balance November 17, 2007	—	—	—	—

Fiscal 2006 Profit Center Review Plan

Balance June 2, 2007	60	—	—	60

Expensed in Fiscal 2008	761	—	17	778
Cash Paid in Fiscal 2008	(10)	—	(17)	(27)
Noncash Utilization in 2008	(811)	—	—	(811)

Balance November 17, 2007	—	—	—	—

Accounting Office Closings

Balance June 2, 2007	43	—	9	52

Expensed in Fiscal 2008	(25)	—	—	(25)
Cash Paid in Fiscal 2008	(23)	—	—	(23)
Noncash Utilization in 2008	5	—	(9)	(4)

Balance November 17, 2007	—	—	—	—

	Severance	Long-Lived
	and Related	Asset
	Benefits	Charges
	(Charges)	(Credits)	Other	Total
	(dollars in thousands)
FY 2008 Southern California

Balance June 2, 2007	—	—	—	—

Expensed in Fiscal 2008	5,756	—	280	6,036
Cash Paid in Fiscal 2008	(3,300)	—	(280)	(3,580)
Noncash Utilization in 2008	—	—	—	—

Balance November 17, 2007	2,456	—	—	2,456

FY 2008 Sales Reorganization

Balance June 2, 2007	—	—	—	—

Expensed in Fiscal 2008	1,103	—	315	1,418
Cash Paid in Fiscal 2008	(280)	—	(1)	(281)
Noncash Utilization in 2008	—	—	—	—

Balance November 17, 2007	823	—	314	1,137

Consolidated

Balance June 2, 2007	117	—	9	126

Expensed in Fiscal 2008	7,595	(493)	779	7,881
Cash Paid in Fiscal 2008	(3,613)	—	(465)	(4,078)
Noncash Utilization in 2008	(820)	493	(9)	(336)

Balance November 17, 2007	$3,279	$—	$314	$3,593

Fiscal 2007 Activity
In the second quarter fiscal 2007, we continued with our restructuring activities and incurred severance charges of approximately $0.1 million related to the consolidation and closing of one additional accounting office. Year-to-date fiscal 2007 severance charges related to accounting office closings were approximately $0.3 million and a total of two accounting offices were closed.
As part of our ongoing efforts initiated in fiscal 2006 to consolidate operations to achieve production efficiencies, we realized a net restructuring credit in the second quarter fiscal 2007 of approximately $4.5 million, comprised primarily of a gain on the sale of real property of $4.7 million, partially offset by additional miscellaneous exit costs of $0.2 million for relocation, taxes, security, utilities and clean up charges. In year-to-date fiscal 2007, we realized a net restructuring credit of approximately $4.6 million related to the fiscal 2006 consolidation efforts, comprised primarily of a gain on the sale of real property and equipment of $5.0 million, partially offset by additional miscellaneous exit costs of $0.4 million.
We also experienced additional exit charges in the second quarter fiscal 2007 of $0.1 million, primarily due to taxes, security, utilities and clean up efforts, which were associated with the fiscal 2005 consolidation and company-wide reduction in force (RIF) plan. Fiscal 2007 year-to-date additional exit charges associated with the fiscal 2005 consolidation and company-wide RIF plan were $0.2 million.
During the second quarter fiscal 2007, we recorded restructuring costs related to the Profit Center restructuring plan that was initiated in the fourth quarter of fiscal 2005 to consolidate production, delivery routes, depots and bakery outlets. The $0.2 million net restructuring charges related to this plan were comprised of $0.3 million in other exit costs related to relocation, taxes, security, utilities and clean up and $0.3 million additional impairment charges to adjust real property and equipment to fair value, partially offset by a $0.4 million gain on the sale of real property. Year-to-date fiscal 2007 restructuring costs related to the PC restructuring plan initiated in fourth quarter fiscal 2005 were $0.5 million, comprised of $0.7 million in other exit costs and $1.1 million in additional impairment charges, partially offset by a net gain on the sale of real property of $1.3 million.

Cumulative restructuring (credits) charges by plan (in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Fiscal 2005 Consolidation & RIF Plan	$5,583	$6,473	$2,812	$14,868
Fiscal 2005 Profit Center Review Plan	6,865	18,796	(3,917)	21,744
Fiscal 2006 Profit Center Review Plan	6,684	(20,620)	3,662	(10,274)
Accounting Office Closings	479	—	55	534
Fiscal 2008 Southern California	5,756	—	280	6,036
FY 2008 Sales Reorganization	1,103	—	315	1,418

Expected remaining restructuring charges by plan (in thousands):

Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Fiscal 2008 Southern California	$—	$—	$2,550	$2,550
14. Reorganization Charges
The components of reorganization charges are as follows:

	November 17, 2007
	Twelve Weeks	Twenty-Four Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
	(dollars in thousands)
Professional fees	$12,404	$19,954	$15,215
Employee retention expenses (credits)	—	(151)	259
Lease rejection charges	123	266	—
Interest income	(639)	(983)	(774)
Gain on sale of assets	(181)	(181)	(181)

Reorganization charges, net	$11,707	$18,905	$14,519

	November 18, 2006
	Twelve Weeks	Twenty-Four Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
	(dollars in thousands)
Professional fees	$10,522	$18,455	$18,125
Employee retention expenses	350	700	—
Lease rejection charges	15	98	—
Interest income	(562)	(1,721)	(2,600)
Gain on sale of assets	(273)	(825)	(825)

Reorganization charges, net	$10,052	$16,707	$14,700

15. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Twenty-Four Weeks Ended
	November 17,	November 18,
	2007	2006
Statutory federal tax rate	35.0%	35.0%
State income tax, net	2.6	1.1
Valuation allowance increase	(29.9)	(31.6)
Other	(2.3)	(1.4)

	5.4%	3.1%

The income tax benefit we have recognized in 2008 relates principally to expected refunds of tax we previously paid, available to us pursuant to a federal statutory provision that permits certain net operating losses to be carried back ten years, including a related reduction to our valuation allowance by $2.0 million due to a change in circumstances causing a change in judgment about our ability to realize the value of our deferred tax assets originating in prior years. Only a portion of the net operating loss we incur is eligible for this treatment. Our effective tax rate for fiscal 2008 is based, in large part, upon our estimate of the amount of our fiscal 2008 loss which we expect to be eligible for the ten-year carryback. Our tax provision for fiscal 2007 also reflects the impact of the ten-year carryback.
We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances were recorded in fiscal 2008 and 2007 against deferred tax assets originating in those periods.
We adopted the provisions of FIN 48 on June 3, 2007. In accordance with the recognition standards established by FIN 48, we performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which we operate. As a result of our review, we adjusted the carrying amount of the liability for unrecognized tax benefits resulting in an increase to stockholders’ accumulated deficit of $3.6 million. Upon adoption, we recorded an increase to other long-term liabilities of $2.9 million, a reduction to other current assets of $1.7 million, and a reduction to liabilities subject to compromise of $1.0 million. Our valuation allowance against deferred tax assets includes $3.7 million and $4.8 million relating to unrecognized tax benefits as of November 17, 2007 and June 3, 2007, respectively.
Our total liability for unrecognized tax benefits, including interest and penalties, is $10.6 million for both November 17, 2007 and June 3, 2007. The portion of these balances which will favorably impact the effective tax rate, if recognized, is $10.6 million.

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of November 17, 2007 and June 3, 2007, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheet was $0.6 million and $0.4 million, respectively.
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
16. Commitments and Contingencies
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819,04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. Subsequently, on November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. On January 14, 2006, Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As a result of the filing, our pre-petition obligations, including obligations under debt instruments, may not be generally enforceable against us and any actions to collect pre-petition indebtedness and most legal proceedings are automatically stayed, unless the stay is lifted by the Bankruptcy Court.
On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 in a private placement to six institutional accredited investors under an exemption from registration pursuant to Rule 506 of Regulation D promulgated by the SEC. The convertible notes were purchased by Highbridge International LLC, Isotope Limited, AG Domestic Convertibles LP, AG Offshore Convertibles LTD, Shepherd Investments International, Ltd., and Stark Trading. Between the dates of September 2 and September 21, 2004, we received written correspondence from all of the initial purchasers of the convertible notes stating that it was their position that we had made certain misrepresentations in connection with the sale of the notes. No legal action has been filed by any of the purchasers with regard to their claims and we will aggressively defend any such action in the event it is filed. On December 6, 2004, U.S. Bank National Association, as indenture trustee, filed proofs of claim in our bankruptcy case on behalf of the note holders in the amount of $100.7 million, plus any other amounts owing pursuant to the terms of the indenture and reimbursement of the trustee’s fees and expenses. In addition, on March 18, 2005, R2 Investments, LDC filed a proof of claim in the amount of $70.4 million plus interest, fees and expenses based on its holdings of 70% of the notes, which were acquired through secondary trading.
In June 2003, a purported shareholder derivative lawsuit was filed in Missouri state court against certain current and former officers and directors of IBC, seeking damages and other relief. In the case, which is captioned Miller v. Coffey, et al., No. 03-CV-216141 (Cir. Ct., Jackson Cty.), plaintiffs allege that the defendants in this action breached their fiduciary duties to IBC by using material non-public information about IBC to sell IBC stock at prices higher than they could have obtained had the market been aware of the material non-public information. Our Board of Directors previously had received a shareholder derivative demand from the plaintiffs in the June 2003 derivative lawsuit, requesting legal action by us against certain officers and directors of IBC. In response, our Board of Directors appointed a Special Review Committee to evaluate the demand and to report to the board. Prior to our Chapter 11 filing, the parties had agreed to stay the lawsuit until October 11, 2004 and also had initiated preliminary discussions looking towards the possibility of resolving the matter. On November 26, 2007, the circuit court dismissed the lawsuit without prejudice pursuant to local court rules.

We are named in two wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of Route Sales Representatives. The case involving the putative class is captioned Ruzicka, et al. v. Interstate Brands Corp., et al., No. 03-CV 2846 (FLW) (Sup. Ct., Ocean City, N.J.), and the other case is captioned McCourt, etal. v. Interstate Brands Corp., No. 1-03-CV-00220 (FLW) (D.N.J.). These cases are in their preliminary stages. As a result of our Chapter 11 filing, these cases have been automatically stayed. The named plaintiffs in both cases have filed a proof of claim in our bankruptcy case for unpaid wages. We intend to vigorously contest these lawsuits.
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
On June 11, 2003, the South Coast Air Quality Management District in California, or SCAQMD, issued a Notice of Violation alleging that we had failed to operate catalytic oxidizers on bakery emissions at our Pomona, California facility in accordance with the conditions of that facility’s Clean Air Act Title V Permit. Among other things, that permit requires that the operating temperatures of the catalytic oxidizers be at least 550 degrees Fahrenheit. Under the South Coast Air Quality Management District rules, violations of permit conditions are subject to penalties of up to $1,000 per day, for each day of violation. The Notice of Violation alleges we were in violation of the permit through temperature deviations on more than 700 days from September 1999 through June 2003. Since that time, four additional instances of alleged violations, some including more than one day, have been cited by the SCAQMD. We are cooperating with the SCAQMD, have taken steps to remove the possible cause of the deviations alleged in the Notice of Violation, applied for and received a new permit, and have replaced the oxidizers with a single, more effective oxidizer. The SCAQMD filed a proof of claim dated December 8, 2004 in our bankruptcy case for $0.2 million in civil penalties. We have reached an agreement in principle to settle the SCAQMD claim through an allowed, pre-petition, general unsecured claim in the amount of $150,000, which is awaiting finalization of a stipulation to be filed with the Bankruptcy Court.
We participate in the ABA Plan and believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the PBGC (as discussed below). As of November 17, 2007, our net pension benefit obligation liability was approximately $70.5 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.

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
In addition, we have received requests for additional corrective contributions since January 2006, under the single employer plan assumption, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less than amounts assessed by the ABA Plan on their assumption that the plan was an aggregate of single employer plans. On May 3, 2006, Sara Lee Corporation instituted proceedings against the ABA Plan and the Board of Trustees of the Plan (the “Board of Trustees”) in the United States District Court for the District of Columbia (the “District Court”). Sara Lee Corporation v. American Bakers Ass’n Retirement Plan, et al., Case No. 1:06-cv-00819-HHK (D.D.C.) (the “Sara Lee Litigation”). The relief Sara Lee seeks includes, among other things, a mandatory injunction that would compel the ABA Plan and the Board of Trustees to (i) require all participating employers in the ABA Plan with negative asset balances— which would include the Company — to make payments to the Plan in order to maintain a positive asset balance and (ii) cut off the payment from the ABA Plan of benefits to employee-participants of the Company and other participating employers with negative asset balances, to the extent such employers did not maintain a positive balance. However, the Sara Lee Litigation is premised on the notion that the ABA Plan is an aggregate of single employer plans, which is inconsistent with the PBGC’s determination dated August 8, 2006 that the ABA Plan is a multiple employer plan. On September 29, 2006, Sara Lee filed an amended complaint adding the PBGC as a defendant and challenging the PBGC’s August 8, 2006 determination. In order to obtain a resolution of these matters without litigation over the proper forum, we have voluntarily stayed our lawsuit in Bankruptcy Court seeking enforcement of the August 8, 2006 determination upon the agreement by the ABA Plan and its Board of Trustees to join IBC as a party to the Sara Lee Litigation.
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

On April 4, 2007, the PBGC filed a motion for summary judgment in the Sara Lee Litigation asking the District Court to enforce the PBGC’s August 8, 2006, determination that the ABA Plan is a multiple employer plan. Briefing on the PBGC’s motion for summary judgment concluded on June 8, 2007, and oral argument was heard on July 2, 2007. On September 11, 2007, the District Court issued a partial ruling on the PBGC’s motion for summary judgment. In its opinion, the District Court agreed with the PBGC and IBC as to the requisite standard for its review, but declined to review the PBGC’s August 8, 2006, determination until after it can decide whether the administrative record filed by the PBGC is complete. We await the District Court’s rulings on both the completeness of the administrative record and the PBGC’s August 8, 2006, determination.
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
Effective April 25, 2007, the Bankruptcy Court approved the employment agreement of Kent B. Magill, our Executive Vice President, General Counsel and Corporate Secretary. Under the terms of the employment agreement, Mr. Magill will receive pre-emergence cash awards upon the achievement of certain levels of Total Enterprise Value (as defined in the employment agreement).
On November 2, 2007, the Pacific Southwest Teamsters Bakery Drivers Council filed a grievance under the southern California Teamsters’ collective bargaining agreements. The grievance alleges that IBC violated the agreements by denying severance pay to Teamster-represented employees who worked under the agreements and who IBC laid-off when IBC exited the southern California bread market. IBC’s position is that the agreements do not provide for severance pay and severance related benefit costs for employees in the particular circumstances. The Teamsters have submitted the dispute to the arbitration procedure under the agreements. IBC will defend its position by presenting its full evidence and arguments to the arbitrator.
During the second quarter of fiscal 2008, we incurred debt fees of $0.6 million for the October 1, 2007 amendment to our DIP Facility and a fee of $5.0 million to secure an exit facility commitment for financing to exit our Chapter 11 proceedings. These fees are included in other assets in the November 17, 2007 balance sheet. The exit financing agreement stipulates that under certain conditions, including the acceptance by the Bankruptcy Court of an alternative financing agreement, we may owe up to $12.0 million in breakup fees. Additionally, certain actions by the Bankruptcy Court concerning our emergence could result in the impairment of the $5.0 million commitment fee.
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

The following is the basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 17,	November 18,	November 17,	November 18,
	2007	2006	2007	2006
	(in thousands)
Weighted average common shares outstanding:
Basic and diluted	45,186	45,165	45,185	45,165

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock and deferred shares awarded, and our 6% senior subordinated convertible notes, which aggregated to approximately 12.9 million and 13.8 million for the second quarter of fiscal 2008 and 2007, respectively, and approximately 13.0 million and 14.0 million for year-to-date fiscal 2008 and 2007, respectively, because their effect would have been antidilutive. Due to our reported net losses for all periods, diluted loss per share amounts are not adjusted for the effect of dilutive stock awards.
Under an August 12, 2004 amendment to our Senior Secured Credit Facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
18. Comprehensive Loss
Reconciliations of net loss to comprehensive loss are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 17,	November 18,	November 17,	November 18,
	2007	2006	2007	2006
	(dollars in thousands)
Net loss	$(39,161)	$(26,285)	$(55,154)	$(52,616)

Other comprehensive loss:
Amortization of pension and other postretirement net credits	(1,468)	—	(2,936)	—

Comprehensive loss	$(40,629)	$(26,285)	$(58,090)	$(52,616)

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
Route sales (formerly wholesale operations) — Our route sales accounted for approximately 86.1% and 86.6% of our net sales for the twelve weeks ended and 86.5% and 86.9% for the twenty-four weeks ended November 17, 2007 and November 18, 2006, respectively, and consists of an aggregation of our operations that manufacture, distribute, and sell fresh baked goods utilizing our direct store delivery system.
Outlet sales (formerly retail operations) — Our outlet sales generated approximately 10.6% and 11.3% of our net sales for the twelve weeks ended and 10.7% and 11.4% for the twenty-four weeks ended November 17, 2007 and November 18, 2006, respectively, and consists of five regions that sell our baked goods and other food items directly to consumers through company-operated outlet locations.
Direct sales — Our direct sales generated approximately 3.3% and 2.1% of our net sales for the twelve weeks ended and 2.8% and 1.7% for the twenty-four week s ended November 17, 2007 and November 18, 2006, respectively, and consists of our direct warehouse shipment program, which ships bulk packaged sweet goods and dry products, such as croutons and stuffing mix, directly to customer-owned distribution centers and public warehouses for distribution.
Our management evaluates reportable segment performance based on profit or loss from operations before other income, interest expense, and income taxes. Because of our integrated business structure, operating costs often benefit all reportable segments and must be allocated between segments. However, we do not identify or allocate fixed assets and the related depreciation and capital expenditures for long-lived assets by reportable segment and we transfer fresh goods between segments at cost without recognizing intersegment sales on these transfers. Intersegment transfers of products at cost from route sales to outlet sales aggregated approximately $20.5 million and $25.8 million for the twelve weeks ended and $43.2 million and $53.5 million for the twenty-four weeks ended November 17, 2007 and November 18, 2006, respectively. Intersegment transfers of products at cost from route sales to direct sales aggregated approximately $11.6 million and $7.6 million for the twelve weeks ended and $22.4 million and $15.7 million for the twenty-four weeks ended November 17, 2007 and November 18, 2006, respectively.
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 17,	November 18,	November 17,	November 18,
	2007	2006 (A)	2007	2006 (A)
	(dollars in thousands)
Net Sales
Route sales	$555,257	$581,775	$1,154,537	$1,178,106
Outlet sales	68,232	75,676	142,302	154,876
Direct sales	21,627	14,462	38,093	23,176

Total net sales	$645,116	$671,913	$1,334,932	$1,356,158

Segment Income
Route sales	$6,401	$5,481	$29,658	$12,595
Outlet sales	5,232	2,164	12,440	5,001
Direct sales	2,275	1,675	3,748	2,192

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 17,	November 18,	November 17,	November 18,
	2007	2006 (A)	2007	2006 (A)
	(dollars in thousands)
Total segment income	13,908	9,320	45,846	19,788
Corporate (B)	(30,654)	(16,071)	(62,856)	(34,298)

Total operating loss	(16,746)	(6,751)	(17,010)	(14,510)

Interest expense	11,263	11,368	22,283	24,158
Reorganization charges	11,707	10,052	18,905	16,707
Other income	128	(1,045)	74	(1,076)

	23,098	20,375	41,262	39,789

Loss before income taxes	(39,844)	(27,126)	(58,272)	(54,299)
Provision (benefit) for income taxes	(683)	(841)	(3,118)	(1,683)

Net loss	$(39,161)	$(26,285)	$(55,154)	$(52,616)

(A)	Prior year’s amounts have been revised to reflect the current fiscal year’s segment reporting presentation.

(B)	The corporate operating loss for the twelve weeks ended November 17, 2007 includes approximately $7.9 million for restructuring activities while the same period in the prior year includes a net restructuring credit of approximately $4.2 million. For the twenty-four weeks ended November 17, 2007, the corporate operating loss includes approximately $17.7 million for restructuring activities and property and equipment impairment while for the same period of the prior year includes a net restructuring credit of approximately $3.7 million.
20. Subsequent Events
Subsequent to the quarter-end, we entered into the following amendments to the DIP Facility. The second amendment, dated November 29, 2007, changed the date for delivery of a revised plan detailing the Borrower’s proposed strategy for maximizing the value of the bankruptcy estates. If on or before January 29, 2008, IBC has not reached an agreement in principle with our two largest union groups and Silver Point Finance L.L.C. (or an approved provider of alternate exit financing, if applicable) has not announced its support of the labor agreements, then, the lenders may request in writing a plan to be delivered within twenty-one days of receipt of the written request.
Our third amendment, dated December 19, 2007, to the DIP Facility (1) extended the maturity date from February 9, 2008 to June 2, 2008; (2) redefined the real property component of the borrowing base to the lesser of (a) $80.0 million or (b) 40% of the borrowing base inclusive of the real property component but excluding the Plan Reserve (as defined therein); (3) amended the permitted capital expenditures by fiscal quarter through the quarter ending May 31, 2008; (4) amended the minimum cumulative consolidated EBITDA by fiscal quarter through the quarter ending May 31, 2008; and (5) limited cash restructuring charges for the fiscal period beginning December 17, 2006 and ending May 31, 2008 to $23.0 million.
In connection with the execution of the third amendment, we incurred debt fees of $0.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements, notes, and tables included elsewhere in this report, as well as, the more detailed Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contained in our 2007 Annual Report on Form 10-K and first quarter Form 10-Q. This MD&A may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See Forward-Looking Statements for further information.
COMPANY OVERVIEW
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh baked bread and sweet goods in the United States, producing, marketing, distributing and selling a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products. Our various brands are positioned across a wide spectrum of consumer categories and price points. We currently operate 42 bakeries and approximately 750 bakery outlets located in strategic markets throughout the United States. Our sales force delivers baked goods from approximately 600 distribution centers on over 6,100 delivery routes.
RECENT DEVELOPMENTS
In early October 2007, we embarked on the process of formulating a rational strategy for maximizing value of the bankruptcy estates. We continue to face substantial uncertainty with respect to the outcome of our efforts to maximize value of the bankruptcy estates, and there can be no assurance as to whether we will be able to successfully implement any such strategy, which may include a sale of the Company and/or its assets, in whole or in part, on terms and conditions acceptable to the Company or to our various constituents in the bankruptcy or as to the ultimate recovery of value available to such constituents.
After receiving Bankruptcy Court approval, we entered into exit financing agreements with Silver Point Finance L.L.C. and its affiliated investment funds and plan funding agreements with holders of approximately 95% of the funded amounts outstanding under our pre-petition senior secured credit facility. This financing is contingent upon, among other things, us reaching agreement on, and achieving ratification of, the changes to our collective bargaining agreements with our major unions necessary to implement our business plan, which to date we have not achieved. On November 5, 2007, we filed a Plan of Reorganization and related Disclosure Statement with the Bankruptcy Court based upon the exit financing commitment by Silver Point Finance L.L.C. and plan funding agreements. Our exclusive period within which to file a plan of reorganization expired on November 8, 2007. Our exclusive period within which to solicit acceptances of our plan of reorganization expires on January 7, 2008.
We have established bidding procedures, which have been approved by the Bankruptcy Court, to govern the process for soliciting alternative investment proposals. Under the procedures, indications of interest were due by November 28, 2007 with final proposals due on January 15, 2008. If multiple proposals are received, an auction is currently scheduled to be held on January 22, 2008. There can be no assurance that the necessary financing to fund a standalone plan to emerge from bankruptcy will be provided to us on acceptable terms or at all.
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

RESULTS OF OPERATIONS
The following table sets forth the relative percentages that certain income and expense items bear to net sales:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 17,	November 18,	November 17,	November 18,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	50.9	51.7	50.3	51.6
Selling, delivery and administrative expenses	48.0	47.4	47.3	47.3
Restructuring (credits) charges	1.2	(0.6)	0.6	(0.3)
Depreciation and amortization	2.4	2.4	2.3	2.4
Loss on sale or abandonment of assets	0.1	0.1	—	0.1
Property and equipment impairment	—	—	0.7	—

Operating loss	(2.6)	(1.0)	(1.2)	(1.1)
Interest expense	1.8	1.7	1.7	1.8
Reorganization charges	1.8	1.5	1.4	1.2
Other income	—	(0.2)	—	(0.1)

Loss before income taxes	(6.2)	(4.0)	(4.3)	(4.0)
Income taxes	(0.1)	(0.1)	(0.2)	(0.1)

Net loss	(6.1)%	(3.9)%	(4.1)	(3.9)%

Net Sales
(dollars in thousands)

	Twelve Weeks Ended					Twenty-four Weeks Ended
					%					%
	November 17,		November 18,		Increase /	November 17,		November 18,		Increase /
	2007	%	2006	%	(Decrease)	2007	%	2006	%	(Decrease)

Route sales	$555,257	86.1%	$581,775	86.6%	(4.6)%	$1,154,537	86.5%	$1,178,106	86.9%	(2.0)%
Outlet sales	68,232	10.6	75,676	11.2	(9.8)	142,302	10.7	154,876	11.4	(8.1)
Direct sales	21,627	3.3	14,462	2.2	49.5	38,093	2.8	23,176	1.7	64.4

Total net sales	$645,116	100.0%	$671,913	100.0%	(4.0)%	$1,334,932	100.0%	$1,356,158	100.0%	(1.6)%

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

Consolidated Net Sales
Net sales for the second quarter of fiscal 2008, the twelve weeks ended November 17, 2007, were approximately $645.1 million, a decrease of approximately $26.8 million, or 4.0%, from net sales of approximately $671.9 million in the same period in fiscal 2007. Year-to-date net sales for fiscal 2008 decreased approximately $21.3 million, or 1.6%, to approximately $1,334.9 million, from net sales of approximately $1,356.2 million for the same period in fiscal 2007.
Route net sales. Route net sales for the second quarter of fiscal 2008 were approximately $555.3 million, a decrease of approximately $26.5 million, or 4.6%, from net sales of approximately $581.8 million in the second quarter of fiscal 2007. Year-to-date route net sales for fiscal 2008 decreased approximately $23.6 million, or 2.0%, to approximately $1,154.5 million from net sales of approximately $1,178.1 million for the same period in fiscal 2007. On October 20, 2007, we exited the bread market in our Southern California market area. Included in our reduction in sales for the quarter and year-to-date ended November 17, 2007, as compared to the same periods in fiscal 2007, is a reduction in sales of approximately $11.0 million which reflects this exit of the bread market in Southern California. The decrease in net sales for the second quarter and year-to-date of fiscal 2008 reflected unit volume declines for the quarter and year-to-date for fiscal 2008 of approximately 10.0% and 7.3%, as compared to the same periods in the prior year. Adjusted for the effect of our Southern California restructuring, our unit volume declines for the quarter and year-to-date were 8.8% and 6.7%, respectively. Our sales decreases also were the result of reduced demand for our products principally related to price increases, depth and frequency of our promotional activities, and the effects of a highly competitive market. These decreases were partially offset by an overall unit value increase for the quarter and year-to-date related to our strategic price increases and product mix changes of approximately 7.2% and 7.1%, respectively, when compared to the same periods of the prior year.
Outlet net sales. Outlet net sales for the second quarter of fiscal 2008 were approximately $68.2 million, a decrease of approximately $7.5 million, or 9.8%, from net sales of approximately $75.7 million when compared to the same period in fiscal 2007. Year-to-date outlet net sales for fiscal 2008 decreased approximately $12.6 million or 8.1%, to approximately $142.3 million from outlet net sales of approximately $154.9 million when compared to the same period in fiscal 2007. The decline in revenue for both periods is attributable to the closing of retail outlets in conjunction with our restructuring efforts and a decrease in same store sales related to the effects of retail price increases for the second quarter and year-to-date of 2.3% and 1.3%, respectively when compared to the same periods of the prior year.
Direct net sales. Direct net sales for the second quarter of fiscal 2008 were approximately $21.6 million, an increase of approximately $7.2 million, or 49.5%, from net sales of approximately $14.4 million for the same period in fiscal 2007. The year-to-date direct net sales for fiscal 2008 increased approximately $14.9 million, or 64.4%, to approximately $38.1 million from direct net sales of approximately $23.2 million when compared to the same period of the previous year. This increase in sales for both periods is primarily attributable to an increase in direct sales of our sweet goods.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was approximately $316.6 million, or 49.1% of net sales, for the second quarter of fiscal 2008, in comparison with approximately $324.4 million, or 48.3% of net sales, for the same period in fiscal 2007. Year-to-date gross profit was approximately $663.2 million or 49.7% of net sales, in comparison with approximately $656.5 million or 48.4% of net sales, for the same period in fiscal 2007.
Total gross margin for the second quarter of fiscal 2008 increased 0.8% of net sales compared to the same period in fiscal 2007. We improved our margins by means of our strategic pricing structure, including price increases and improved route returns, which were partially offset by the effect of unfavorable increases in direct component costs per pound of production. On a cost per pound basis, direct component costs per pound increased approximately 8.2% when compared to fiscal 2007. These direct component costs, when compared on a cost per pound of production with fiscal 2007, increased 4.9% for ingredients, 0.7% for packaging, and 2.6% for labor. Overhead and administrative costs as a percent of net sales remained constant when compared to the same period in fiscal 2007.

Total year-to-date gross margin increased 1.3% of net sales when compared to the same period in fiscal 2007. We improved our margins by means of our strategic pricing structure, including price increases and improved route returns, which were offset partially by the effect of unfavorable increases in overhead and administrative costs as a percentage of net sales and the increase in direct component costs per pound of production. On a cost per pound basis, direct component costs per pound increased approximately 6.9% when compared to fiscal 2007. These direct component costs, when compared on a cost per pound of production with fiscal 2007, increased 4.0% for ingredients, 0.6% for packaging, and 2.3% for labor. Overhead and administrative costs as a percent of net sales increased approximately 0.1% when compared to the same period in fiscal 2007.
Selling, Delivery and Administrative Expenses
Selling, delivery and administrative expenses were approximately $310.2 million, representing 48.0% of net sales, for the second quarter of fiscal 2008 down from approximately $318.7 million, or 47.4% of net sales, when compared with the same period in fiscal 2007. Year-to-date selling, delivery and administrative expenses for fiscal 2008 amounted to approximately $631.2 million, or 47.3% of net sales, decreasing from approximately $641.4 million, or 47.3% of net sales, for the same period in the prior year.
For the second quarter of fiscal 2008, the increase in selling, delivery and administrative expenses as a percent of net sales was 0.6% when compared to the same period of the previous year. Our corporate administrative costs as a percent of net sales increased 0.3% principally as a result of incentive accruals and increased professional and consultant fees. As a percent of net sales, delivery and distribution costs and labor and related costs increased 0.2% and 0.3%, respectively, as compared to the second quarter of the prior year. These percentage increases reflect the effect of a slower rationalization of selling and delivery costs, including labor in the exit of the Southern California bread market as compared to the reduction in net sales. Additionally, energy, and facility costs each increased by 0.1%. Taxes and licenses as a percent of net sales decreased by 0.2% principally resulting from the reduction in routes, the related vehicle licensing, and real estate and other taxes associated with our reduction in outlets and depots.
On a year-to-date basis, selling, delivery and administrative expenses as a percent of net sales were 47.3% for both fiscal 2008 and the same period in fiscal 2007. Our labor and labor-related costs as a percent of net sales decreased 0.2% principally related to reduced labor expense from the closure of outlet locations and decreased over-the-road transportation labor resulting from reduced volumes and distribution efficiencies partially offset by the effect of the second quarter Southern California restructuring. Additionally, as a percent of net sales, taxes and licenses also decreased by 0.2% principally resulting from the reduction in routes, the related vehicle licensing, and real estate and other taxes associated with our reduction in depots. Corporate administrative costs as a percent of net sales increased by 0.2% principally as a result of incentive accruals and increased professional and consultant fees. Additionally, facility and all other costs combined each increased by 0.1% as a percent of net sales.
Restructuring Charges (Credits)
During the second quarter of fiscal 2008, we incurred net restructuring charges of approximately $7.9 million related principally to the Southern California and sales restructuring plans initiated in fiscal 2008 as compared to net restructuring credits of approximately $4.2 million for the same period in fiscal 2007. Year-to-date, we incurred net restructuring charges of approximately $7.9 million as compared to net restructuring credits of approximately $3.7 million for the same period of the prior year.
The net restructuring charges in the second quarter of fiscal 2008 included net gains on sale of real estate of approximately $0.4 million, additional exit costs related to relocation, taxes, security, utilities and cleanup of assets held for sale of approximately $0.7 million and severance costs and related benefits of approximately $7.6 million which was principally related to the exit of the bread market in Southern California and our sales restructuring activities as compared to gains on sale of real estate of approximately $4.7 million and exit costs related to relocation, taxes, security, utilities and cleanup of assets held for sale of approximately $0.5 million for the same period of the prior year.

The net restructuring charges year-to-date included net gains on sale of real estate of approximately $0.5 million, additional exit costs related to relocation, taxes, security, utilities and cleanup of assets held for sale of $0.8 million and severance costs of approximately $7.6 million which was principally related to the exit of the bread market in Southern California as compared to gains on sale of real estate of approximately $5.2 million, additional exit costs related to relocation, taxes, security, utilities and cleanup of assets held for sale of $1.2 million and severance costs of approximately $0.3 million for the same period of the prior year.
Property and Equipment Impairment
We realized a net credit to property and equipment impairment of approximately $0.4 million for the quarter ended November 17, 2007 and year-to-date net charges for fiscal 2008 of approximately $9.8 million. There was no property and equipment impairment for either of the comparable periods in fiscal 2007.
On October 20, 2007, we exited the bread market in Southern California. This action entailed the closure of four bakeries and the consolidation of routes and distribution centers. At August 25, 2007, based upon our intention to pursue this plan of action and our expectation of the disposal of the related assets, we tested the related long-lived assets for recoverability using a probability-weighted approach for continued use or disposal of certain assets and recorded an impairment of approximately $10.2 million in the first quarter of fiscal 2008. During the second quarter of fiscal 2008, final determination was made concerning the continued use or disposal of certain assets which resulted in a net valuation credit adjustment of approximately $0.4 million to the initial impairment charge.
Operating Loss
(dollars in thousands)

	Twelve Weeks Ended				Twenty-four Weeks Ended
	November 17,		November 18,		November 17,		November 18,
	2007	%	2006	%	2007	%	2006	%

Segment Income
Route sales	$6,401	(38.2)%	5,481	(81.2)%	29,658	(174.4)%	12,595	(86.8)%
Outlet sales	5,232	(31.2)	2,164	(32.1)	12,440	(73.1)	5,001	(34.5)
Direct sales	2,275	(13.6)	1,675	(24.8)	3,748	(22.0)	2,192	(15.1)

Total segment income	13,908	(83.0)	9,320	(138.1)	45,846	(269.5)	19,788	(136.4)
Corporate	(30,654)	183.0	(16,071)	238.1	(62,856)	369.5	(34,298)	236.4

Total operating loss	(16,746)	100.0%	(6,751)	100.0%	(17,010)	100.0%	(14,510)	100.0%

Consolidated Operating Loss
Based upon the above factors, the operating loss for the second quarter of fiscal 2008 was approximately $16.7 million, an increase of approximately $9.9 million from the prior year’s operating loss of approximately $6.8 million. Our operating loss for the second quarter of fiscal 2008 included a net charge to operations of approximately $7.9 million for restructuring activities. Restructuring activities for the same period in the previous year resulted in a net credit of approximately $4.2 million. Our fiscal 2008 year-to-date operating loss was approximately $17.0 million, an increase of approximately $2.5 million from the same period in the prior year of approximately $14.5 million. Our year-to-date operating loss for fiscal 2008 included a net charge to operations of approximately $17.7 million for restructuring activities and property and equipment impairment. Similar charges for the same period of the previous year were a net credit of approximately $3.7 million.

Route operating income. Route operating income for the second quarter of fiscal 2008 was approximately $6.4 million representing an increase of approximately $0.9 million from route operating income of approximately $5.5 million in the second quarter of fiscal 2007. The second quarter increase in route operating income was attributable to a decrease of approximately $27.4 million in route operating costs partially offset by a decrease in route sales of approximately $26.5 million when compared to the same period in the previous year. On a year-to-date basis, route operating income for fiscal 2008 was approximately $29.7 million representing an increase of approximately $17.1 million from an operating income of approximately $12.6 million for the same period of the prior year. The fiscal 2008 year-to-date increase in route operating income was attributable to a decrease of approximately $40.6 million in route operating costs partially offset by a decrease of approximately $23.5 million in route sales when compared to the same period in the prior year.
Outlet operating income. Outlet operating income for the second quarter of fiscal 2008 was approximately $5.2 million representing an increase of approximately $3.0 million from outlet operating income of approximately $2.2 million in the second quarter of fiscal 2007. The second quarter increase in outlet operating income was attributable to a decrease of approximately $10.4 million in outlet operating costs partially offset by a decrease in outlet sales of approximately $7.4 million when compared to the same period in the previous year. On a year-to-date basis, outlet operating income for fiscal 2008 was approximately $12.4 million representing an increase of approximately $7.4 million from an operating income of approximately $5.0 million for the same period of the prior year. The fiscal 2008 year-to-date increase in outlet operating income was attributable to a decrease of approximately $20.0 million in outlet operating costs partially offset by a decrease of approximately $12.6 million in outlet sales when compared to the same period in the prior year.
Direct operating income. Direct operating income for the second quarter of fiscal 2008 was approximately $2.3 million representing an improvement of approximately $0.6 million from operating income of approximately $1.7 million in the second quarter of fiscal 2007. The increase in direct operating income for the quarter was attributable to an increase in sales of approximately $7.2 million partially offset by an increase in operating costs of approximately $6.6 million when compared to the same period of the prior year. On a year-to-date basis, direct operating income for fiscal 2008 was approximately $3.7 million representing an improvement of approximately $1.5 million from operating income of approximately $2.2 million for the same period of the prior year. The fiscal 2008 year-to-date increase in direct operating income was attributable to an increase in direct sales of approximately $14.9 million partially offset by an increase in operating costs of approximately $13.4 million.
Reorganization Charges
For the quarter ended November 17, 2007, reorganization charges relating to expense or income items that we incurred under our bankruptcy proceedings were approximately $11.7 million. The cost of these activities includes (1) professional fees and similar types of expenses related to the Chapter 11 proceedings of approximately $12.4 million; (2) lease rejection charges of $0.1 million; (3) interest income of approximately $0.6 million; and (4) credits of approximately $0.2 million resulting from gains realized on asset sales.
Reorganization charges for the quarter ended November 18, 2006 were approximately $10.1 million including approximately (1) $10.5 million of professional fees; (2) $0.4 million in payroll related charges to retain key employees during our reorganization; (3) $0.5 million of interest income; and (4) $0.3 million gain realized on the sale of assets.
Second quarter year-to-date reorganization charges for fiscal 2008 were approximately $18.9 million and included (1) professional fees of approximately $20.0 million; (2) a credit for an accrual adjustment for employee retention expense of approximately $0.2 million; (3) lease rejection charges of approximately $0.3 million; (4) interest income of approximately $1.0 million; and (5) gains realized on asset sales of $0.2 million.
Second quarter year-to-date reorganization charges for fiscal 2007 were approximately $16.7 million and included (1) professional fees of approximately $18.4 million; (2) employee retention expense of approximately $0.7 million; (3) lease rejection charges of approximately $0.1 million; (4) interest income of approximately $1.7 million; and (5) gains realized on asset sales of $0.8 million.

Interest Expense
Net interest expense for the second quarter was approximately $11.3 million representing a decrease of approximately $0.1 million when compared to approximately $11.4 million in the second quarter of fiscal 2007. This decrease results from a slight decrease in interest rates.
Year-to-date interest expense was approximately $22.3 million representing a decrease of approximately $1.9 million when compared to approximately $24.2 million for the same period of fiscal 2007. This decrease results from a reduction of funded debt totaling approximately $45 million with slightly lower interest rates and a decrease in collateral review fees.
Provision for Income Taxes
The effective income tax benefit rates were 5.4% and 3.1% for year-to-date fiscal 2008 and fiscal 2007, respectively. Our effective income tax rate for fiscal 2008 was negatively impacted by the adoption of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), on June 3, 2007. Additionally, our effective income tax rates for year-to-date fiscal 2008 and 2007 were negatively impacted by valuation allowances recorded because we do not believe that it is more likely than not that our net operating losses and certain other deferred tax assets will be able to be utilized in future years. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
CASH RESOURCES AND LIQUIDITY
CASH FLOWS
During the twenty-four weeks ended November 17, 2007, the Company used $8.8 million of cash, which was the net impact of $5.6 million in cash generated from operating activities, $10.7 million in cash used in investing activities, and $3.7 million in cash used for financing activities.
Cash From (Used In) Operating Activities
Cash from operating activities for fiscal 2008 was $5.6 million, which represents an increase of $35.2 million from cash used in the same period in fiscal 2007 of $29.6 million. While we posted a net loss of $55.2 million during the twenty-four week period, some items contributing to the loss were non-cash items, including $30.9 million related to depreciation and amortization and $9.6 million in losses on sale, write-down or abandonment of assets. Changes in working capital components generated $14.3 million in cash during the twenty-four week fiscal period primarily due to (1) a decrease in accounts receivable of $17.3 million; (2) a reduction in inventories of $11.9 million; offset by (3) an decrease in accounts payable and accrued expense of $14.4 million; and (4) other items totaling $0.5 million. The decrease in accounts receivable and inventory were largely driven by closures in Southern California. The working capital impact was $14.2 million and $3.2 million, respectively. For fiscal 2007, changes in working capital components used cash of $8.1 million.
Cash From (Used In) Investing Activities
Cash used in investing activities to date during fiscal 2008 was $10.7 million, a $89.6 million reduction in the cash generated during fiscal 2007 of $78.9 million. This significant decrease is primarily attributable to the release, pursuant to the eighth amendment to the DIP Facility, of restricted cash previously held as collateral and unavailable to the Company in the amount of $89.2 million (excluding interest earned) at August 25, 2006, the effective date of the eighth amendment to the DIP Facility. During the twenty-four week period of fiscal 2008, we received $3.8 million in asset sale proceeds and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $3.9 million to date (excluding interest earned). We used $10.6 million to acquire property, equipment and software assets. During the same period in fiscal 2007, we received asset sale proceeds in the amount of $13.2 million and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $11.4 million. During the same period in fiscal 2007, purchases of property, equipment and software assets totaled $12.4 million.

Cash From (Used In) Financing Activities
Cash used in financing activities to date in fiscal 2008 was $3.7 million, $42.1 million less than the cash used during the same period in fiscal 2007 of $45.8 million. This cash used during 2007 is primarily due to a payment of our pre-petition secured debt of $45.4 million. The previously discussed eighth amendment to the DIP Facility released restricted cash plus accumulated interest in the amount of $90.7 million effective August 25, 2006 and required that $45.4 million of that amount be used to reduce the outstanding balance of the pre-petition senior secured debt. This compares to cash used in financing activities in fiscal 2008 of $3.7 million due primarily to $5.6 million in debt fees offset by an increase in our pre-petition senior secured revolving credit facility due to letter of credit draws.
SOURCES OF LIQUIDITY AND CAPITAL
We have historically maintained two primary sources for debt capital: (1) bank lines of credit; and (2) capital and operating lease financing to support the acquisition and lease of our bakery outlets, depots, route trucks, tractors, trailers and computer equipment. In addition, on August 12, 2004, we issued in a private placement $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014. Purchasers had an option to purchase in the aggregate up to $20.0 million in additional notes for a period of 60 days following the closing, which purchase option was not exercised. Under certain circumstances, the notes are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 98.9854 shares per $1,000 principal amount of notes (an initial conversion price of $10.1025 per share), subject to adjustment. Failure to maintain adequate sources of debt capital would have a material adverse impact on our operations.
At November 17, 2007, under our Senior Secured Credit Facility, we owed $374.2 million in term loans and $76.0 million in a revolver loan. In addition, at November 17, 2007, we had issued $89.4 million in letters of credit under our revolver loan.
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
Subsequent to the Petition Date, the Company and a syndicate of lenders, including JPMorgan Chase Bank, entered into a debtor-in-possession Revolving Credit Agreement to provide up to $200.0 million in post-petition financing. The Revolving Credit Agreement has been amended ten times, including the most recent amendment dated October 1, 2007 (collectively, DIP Facility). The DIP Facility expires on the occurrence of an event that constitutes a termination date as defined in the DIP Facility agreement or, if no such event has occurred, pursuant to an extension, on February 9, 2008. All outstanding borrowings under the DIP Facility, if any, are due and payable on the termination date. The obligations under the DIP Facility are secured by a superpriority lien against our assets in favor of the DIP lenders. The DIP Facility may be utilized for the issuance of letters of credit up to an aggregate amount equal to $150.0 million, which amount was increased from the original limitation of $75.0 million as a result of prior amendments. In connection with entering into the DIP Facility, we also make periodic adequate protection payments to our pre-petition secured lenders in the form of interest, fees and expenses based on amounts owed under the pre-petition Senior Secured Credit Facility.

The DIP Facility subjects us to certain obligations, including, but not limited to, the delivery of financial statements and certifications, cash flow forecasts, and operating budgets at specified intervals and cumulative minimum EBITDA requirements. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. Failure to comply with these obligations could lead to an event of default under the DIP Facility and acceleration of payments hereunder.
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
At November 17, 2007, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
As of November 17, 2007, we had not borrowed under the DIP Facility. However, the DIP Facility was utilized to support the issuance of letters of credit in the amount of $122.1 million primarily to support our workers’ compensation and auto liability insurance programs. These letters of credit were partially collateralized by approximately $19.2 million of restricted cash as required by the DIP Facility.
As a result of the Chapter 11 filing, our principal sources of liquidity used in funding short-term operating expenses, supplies and employee obligations include cash balances, operating and investing cash flows and the $200.0 million DIP Facility. As of November 17, 2007, we had approximately $58.4 million in available cash and $51.8 million available for borrowing under the DIP Facility. This compares to the $67.2 million in available cash and $90.3 million available for borrowing under the DIP Facility as of June 2, 2007. These amounts of available cash exclude $27.3 million and $32.9 million at November 17, 2007 and June 2, 2007, respectively, related to checks written in excess of recorded balances included in accounts payable on our consolidated balance sheets. We cannot assure you that the amount of cash from operations and from our DIP Facility will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors, equity holders and parties in interest and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Facility are not sufficient to meet our liquidity requirements, we may be required to seek additional financing.
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
The maturity date of the DIP Facility has been extended to June 2, 2008. We may need to negotiate an additional extension of the maturity date or refinance the DIP Facility to provide adequate time to complete a plan of reorganization. There can be no assurance that we will be successful in extending or refinancing the DIP Facility or that we can extend or refinance the DIP Facility on terms favorable to us. Failure to obtain such extension or additional or replacement financing would have a material adverse impact on our ability to operate as a going concern.

On October 1, 2007, we entered into the first amendment to the Amended and Restated Revolving Credit Agreement which (1) amended the definition of the Borrowing Base to include an additional reserve of $10.0 million until such time as the Bankruptcy Court enters a final order approving (a) a disclosure statement that provides for payment in full of the DIP Facility obligations, and (b) evidence of a commitment for exit financing associated with a plan of reorganization; (2) increased the maximum allowable cash restructuring charges incurred since December 17, 2006 from $10.0 million to $23.0 million; and (3)established a requirement that, in the event we do not publicly announce that we have reached an agreement in principal with our two largest union groups regarding certain concessions and alignment with our business plan, we submit a plan to the lenders on or before December 1, 2007 that describes our strategy for maximizing the value of the bankruptcy estates through a sale of the Company or its assets, all as described in the amendment.
On November 29, 2007, we entered into the second amendment to the Amended and Restated Revolving Credit Agreement which changes the date for delivery of a revised plan detailing the Borrower’s proposed strategy for maximizing the value of the bankruptcy estates. If on or before January 29, 2008, IBC has not reached an agreement in principle with our two largest union groups and Silver Point Finance L.L.C. (or an approved provider of alternate exit financing, if applicable) has not announced its support of the labor agreements, then, the lender may request in writing a plan to be delivered within twenty-one days of receipt of the written request.
On December 19, 2007, we entered into the third amendment to the Amended and Restated Revolving Credit Agreement which (1) extends the maturity date from February 9, 2008 to June 2, 2008; (2) redefines the real property component of the borrowing base to the lesser of (a) $80.0 million or (b) 40% of the borrowing base inclusive of the real property component but excluding the plan reserve; (3) amends the permitted capital expenditures by fiscal quarter through the quarter ending May 31, 2008; (4) amends the minimum cumulative consolidated EBITDA by fiscal quarter through the quarter ending May 31, 2008; and (5) limits cash restructuring charges for the fiscal period beginning December 17, 2006 and ending May 31, 2008 to $23.0 million.
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
Our financial statements are prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Chapter 11 filing process and our recurring losses from operations, negative working capital, downward sales trends, and the potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to evaluate and execute various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of or refinance our DIP Facility at its maturity, our ability to implement our restructuring activities, our ability to obtain concessions from our labor unions, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. Further, the value of debt and equity interests may be significantly or completely impaired in the event of a liquidation or conversion to a Chapter 7 proceeding.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2. Description of Business and Significant Accounting Policies to these condensed consolidated financial statements for further information regarding recently issued accounting standards.
FORWARD-LOOKING STATEMENTS
Some information contained in or incorporated by reference herein may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements that reflect, when made, our views with respect to current events and financial performance. These forward-looking statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. These forward-looking statements are not historical in nature and include statements relating to, among other things:
•	our ability to continue as a going concern;

•	our ability to obtain court approval with respect to motions filed by us from time to time in the Chapter 11 proceeding;

•	our ability to operate pursuant to the covenants, terms and certifications of the DIP Facility;

•	our ability to negotiate an extension (if necessary) or refinance our DIP Facility, which, pursuant to an extension, expires on June 2, 2008;

•	our ability to implement our business plan developed as a basis for our discussion regarding one or more plans of reorganization;

•	our ability to obtain concessions from our unionized workforce to reduce costs and allow for greater flexibility in the method and manner of distributing our products;

•	our ability to confirm and consummate a plan of reorganization with respect to the Chapter 11 proceeding;

•	our ability to obtain the financing necessary to implement our business plan and emerge from Chapter 11;

•	risks associated with third parties seeking and obtaining court approval to terminate or shorten any such exclusivity period, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	risks associated with cost increases in materials, ingredients, energy, and employee wages and benefits;

•	risks associated with our restructuring activities, including the risks associated with achieving the desired savings in connection with our profit center restructuring and bakery and route consolidations and desired results of the initiatives currently being implemented;

•	our ability to obtain and maintain adequate terms with vendors and service providers;

•	the potential adverse impact of the Chapter 11 proceeding on our liquidity or results of operations;

•	risks associated with product price increases, including the risk that such actions will not effectively offset inflationary cost pressures and may adversely impact sales of our products;

•	the effectiveness of our efforts to hedge our exposure to price increases with respect to various ingredients and energy;

•	our ability to attract, motivate and/or retain key executives and employees;

•	changes in our relationship with employees and the unions that represent them;

•	successful implementation of information technology improvements;

•	increased costs and uncertainties with respect to the ABA Plan;

•	successful remediation of material weaknesses in our internal controls;

•	the continuing effects of changes in consumers’ eating habits;

•	the performance of our recent and planned new product introductions, including the success of such new products in achieving and retaining market share; and

•	the outcome of legal proceedings to which we are or may become a party.
These forward-looking statements are and will be subject to numerous risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, without limitation:
Bankruptcy-Related Factors
•	the evaluation of various alternatives including, but not limited to, the sale of the Company or some or all of our assets, infusion of capital, debt restructuring and the filing and ultimate approval of a plan of reorganization with the Bankruptcy Court, or any combination of these options;

•	our ability to formulate a rational strategy for maximizing value of the bankruptcy estates, including a sale of the Company and/or its assets in its entirety or in a series of transactions;

•	the terms of any reorganization plan ultimately confirmed;

•	our ability to implement our business plan developed as a basis for our discussion regarding one or more plans of reorganization;

•	our ability to operate our business under the restrictions imposed by the Chapter 11 process and in compliance with the limitations contained in the debtor-in-possession credit facility;

•	the instructions, orders and decisions of the Bankruptcy Court and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	changes in our relationships with suppliers and customers, including the ability to maintain those relationships and contracts that are critical to our operations, in light of the Chapter 11 process;

•	our ability to maintain adequate liquidity and working capital under our DIP Facility, as well as our ongoing ability to purchase from vendors on satisfactory terms throughout the reorganization;

•	the significant time that will be required by management to structure and implement a plan of reorganization as well as to evaluate various alternatives including, but not limited to, the sale of the Company or some or all of our assets, infusion of capital and debt restructuring or any combination of these options;

•	our reliance on key management personnel, including the effects of the Chapter 11 process on our ability to attract and retain key management personnel;

•	our ability to successfully reject unfavorable contracts and leases; and

•	the duration of the Chapter 11 process.
General Factors
•	the availability of capital on acceptable terms in light of the various factors discussed herein, including our reorganization under the Chapter 11 process;

•	the availability and cost of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products, improved efficiencies and other strategies;

•	increased pension, health care, workers’ compensation and other employee costs;

•	actions of competitors, including pricing policies and promotional spending;

•	increased costs, delays or deficiencies related to restructuring activities;

•	the effectiveness of advertising and marketing spending;

•	the effectiveness and adequacy of our information and data processing systems;

•	changes in general economic and business conditions (including the bread and sweet goods markets);

•	costs associated with increased contributions to single employer, multiple employer or multi-employer pension plans;

•	any inability to protect and maintain the value of our intellectual property;

•	future product recalls or food safety concerns;

•	further consolidation in the retail food industry;

•	changes in consumer tastes or eating habits;

•	costs associated with environmental compliance and remediation;

•	our ability to obtain concessions from our unionized workforce to reduce costs and allow for greater flexibility in the method and manner of distributing our products;

•	obligations and uncertainties with respect to the ABA Plan;

•	the impact of any withdrawal liability arising under our multi-employer pension plans as a result of prior actions or current consolidations;

•	actions of governmental entities, including regulatory requirements;

•	acceptance of new product offerings by consumers and our ability to expand existing brands;

•	the performance of our recent and planned new product introductions, including the success of such new products in achieving and retaining market share;

•	the effectiveness of hedging activities;

•	expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives;

•	changes in our business strategies;

•	unexpected costs or delays incurred in connection with our previously announced and other future facility closings;

•	bankruptcy filings by customers;

•	changes in our relationship with employees and the unions that represent them;

•	the outcome of legal proceedings to which we are or may become a party, including without limitation any litigation stemming from our sale of convertible notes on August 12, 2004 or events leading up to our filing of a voluntary petition for protection under Chapter 11 of the Bankruptcy Code;

•	business disruption from terrorist acts, our nation’s response to such acts and acts of war; and

•	other factors.
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
Commodity Prices
Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand, and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sweeteners, soybean oil, and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivative positions as of November 17, 2007, an assumed 10% adverse change in commodity prices would not have a material effect on our fair values, future earnings or cash flows.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of November 17, 2007. Based on that evaluation and due to the existence of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 17, 2007.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended November 17, 2007, except as described below.
Management believes that all of the material weaknesses described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2007 existed as of November 17, 2007, and we are continuing to address deficiencies in the Company’s internal controls. Certain of these remediation actions are described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2007. Efforts to remediate and test our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2008 and beyond.
During the second quarter of fiscal 2008, the Company continued its implementation of a new human resource management and payroll system across its operations. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new system to supplement and complement existing internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In June 2003, a purported shareholder derivative lawsuit was filed in Missouri state court against certain current and former officers and directors of IBC, seeking damages and other relief. In the case, which is captioned Miller v. Coffey, et al., No. 03-CV-216141 (Cir. Ct., Jackson Cty.), plaintiffs allege that the defendants in this action breached their fiduciary duties to IBC by using material non-public information about IBC to sell IBC stock at prices higher than they could have obtained had the market been aware of the material non-public information. Our Board of Directors previously had received a shareholder derivative demand from the plaintiffs in the June 2003 derivative lawsuit, requesting legal action by us against certain officers and directors of IBC. In response, our Board of Directors appointed a Special Review Committee to evaluate the demand and to report to the board. Prior to our Chapter 11 filing, the parties had agreed to stay the lawsuit until October 11, 2004 and also had initiated preliminary discussions looking towards the possibility of resolving the matter. On November 26, 2007, the circuit court dismissed the lawsuit without prejudice pursuant to local court rules.
As previously disclosed in our fiscal 2007 Form 10-K, the South Coast Air Quality Management District in California, or SCAQMD, issued a Notice of Violation on June 11, 2003 alleging that we had failed to operate catalytic oxidizers on bakery emissions at our Pomona, California facility in accordance with the conditions of that facility’s Clean Air Act Title V Permit. Among other things, that permit requires that the operating temperatures of the catalytic oxidizers be at least 550 degrees Fahrenheit. Under the South Coast Air Quality Management District rules, violations of permit conditions are subject to penalties of up to $1,000 per day, for each day of violation. The Notice of Violation alleges we were in violation of the permit through temperature deviations on more than 700 days from September 1999 through June 2003. Since that time, four additional instances of alleged violations, some including more than one day, have been cited by the SCAQMD. We are cooperating with the SCAQMD, have taken steps to remove the possible cause of the deviations alleged in the Notice of Violation, applied for and received a new permit, and have replaced the oxidizers with a single, more effective oxidizer. The SCAQMD filed a proof of claim dated December 8, 2004 in our bankruptcy case for $0.2 million in civil penalties. We have reached an agreement in principle to settle the SCAQMD claim through an allowed, pre-petition, general unsecured claim in the amount of $150,000, which is awaiting finalization of a stipulation to be filed with the Bankruptcy Court.
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

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of	Average Price	of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased(B)	(or Unit)	or Programs	Plans or Programs
Period 4 August 26-September 22, 2007	4	$1.14	4	7,396,618
Period 5 September 23-October 20, 2007	2	$0.50	2	7,396,616
Period 6 October 21-November 17, 2007	0		0	7,396,616

Total	6	$0.88	6	7,396,616

(A)	Since May 11, 1999, our Board of Directors has authorized the purchase of approximately 11.0 million shares of our common stock. Prior to the Chapter 11 filing, management had the discretion to determine the number of the shares to be purchased, as well as the timing of any such purchases, with the pricing of any shares repurchased to be at prevailing market prices. As of November 17, 2007, 7,396,616 shares of our common stock were available (or to be purchased) under this stock repurchase program. As a result of our Chapter 11 filing and restrictions imposed by the DIP Facility, however, the program has effectively been suspended since the filing.

(B)	Repurchases resulted from the repurchase of fractional shares upon issuance of certificates representing stock held in the Employee Stock Purchase Plan. This plan was terminated in conjunction with the Chapter 11 filing in September 2004.

Item 6. Exhibits

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 9, 2002, filed on April 19, 2002).

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Form 8-K filed on March 21, 2007).

3.2	Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).

3.2.1	Amendment Number One to the Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.2 to Interstate Bakeries Corporation’s Form 8-K filed on March 21, 2007).

4.1	Preferred Stock Purchase Rights Agreement effective as of May 8, 2000 (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 16, 2000).

10.1	Employment Agreement by and among Interstate Bakeries Corporation, Interstate Brands Corporation and Craig D. Jung, dated January 30, 2007 (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on January 31, 2007).

10.2	Employment Agreement, dated as of April 25, 2007, by and among Interstate Brands Corporation, Interstate Bakeries Corporation and Kent B. Magill (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on June 6, 2007).

10.3	Employment Agreement dated as of March 8, 2003 by and between Michael D. Kafoure and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.2 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.4	Employment Agreement dated as of March 7, 2003 by and between Robert P. Morgan and Interstate Brands Corporation (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.5	Employment Agreement dated as of March 18, 2003 by and between Richard D. Willson and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.4 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.6	Form of Management Continuity Agreement effective as of February 3, 2003 by and between Interstate Bakeries Corporation and Michael D. Kafoure, Kent B. Magill, Robert P. Morgan and Richard D. Willson (incorporated herein by reference to Exhibit 10.7 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.7	Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent, dated as of April 25, 2002 (incorporated herein by reference to Exhibit 10.3

Exhibit No.	Exhibit
to Interstate Bakeries Corporation’s Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed May 8, 2002).

10.7.1	First Amendment, dated as of April 21, 2003, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.7.2	Second Amendment, dated as of May 7, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.7.3	Third Amendment, dated as of May 27, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.7.4	Fourth Amendment, dated as of June 17, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.7.5	Fifth Amendment, dated as of August 12, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.7.6	Sixth Amendment, dated as of September 7, 2004, to the Amended and Restated Credit Agreement, dated April 25, 2002, among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties thereto, The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent, Bank of America, N.A., as syndication agent and JPMorgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on September 13, 2004).

10.7.7	Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 18, 2005, by and among the Interstate Bakeries Corporation, Interstate Brands Corporation (the “Borrower”), the several banks and other financial institutions or entities from time to time parties thereto (the “Lenders”), The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent (the “Co-Documentation Agents”), Bank of America, N.A., as syndication agent (the “Syndication Agent”) and JPMorgan Chase Bank (“JPMorgan”), as administrative agent (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries

Exhibit No.	Exhibit
Corporation filed on March 22, 2005).

10.8	Guarantee and Collateral Agreement made by Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and certain of their Subsidiaries, in favor of The Chase Manhattan Bank, as Administrative Agent, dated as of July 19, 2001 (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 24, 2001).

10.9	Amended and Restated Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 6, 2004 filed on April 19, 2004).

10.10	Interstate Bakeries Corporation Incentive Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002).

10.11	Interstate Bakeries Corporation Amended and Restated Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.15 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

10.12	Interstate Bakeries Corporation Rabbi Trust Agreement (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).

10.12.1	First Amendment to the IBC Rabbi Trust Agreement effective August 8, 2003 (incorporated herein by reference to Exhibit 10.19.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K filed on August 23, 2003).

10.13	Form of Award Notice and Non-Qualified Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).

10.14	Form of Award Notice and Incentive Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).

10.15	Form of Indenture for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.16	Form of Purchase Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.17	Form of Registration Rights Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.18	Letter Agreement, dated as of August 27, 2004, amended and restated as of September 21, 2004 and further amended and restated on October 14, 2004, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc (incorporated herein by reference to Exhibit 10.24 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

Exhibit No.	Exhibit
10.18.1	Letter Agreement, dated as of July 18, 2005, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc (incorporated herein by reference to Exhibit 10.24.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

10.19	Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral Agent”) for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on September 27, 2004).

10.19.1	First Amendment, dated as of November 1, 2004, to the Revolving Credit Agreement) dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on November 5, 2004).

10.19.2	Second Amendment, effective as of January 20, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on February 1, 2005).

10.19.3	Third Amendment and Waiver, dated as of May 26, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent

Exhibit No.	Exhibit
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

10.19.4	Fourth Amendment and Waiver, dated as of November 30, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent (the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent (the “Collateral Agent”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 5, 2005).

10.19.5	Fifth Amendment, dated as of December 27, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 30, 2005).

10.19.6	Sixth Amendment, dated as of March 29, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to

Exhibit No.	Exhibit
the Current Report on Form 8-K of Interstate Bakeries Corporation filed on March 29, 2006).

10.19.7	Seventh Amendment, dated as of June 28, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on June 30, 2006).

10.19.8	Eighth Amendment, dated as of August 25, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 30, 2006).

10.19.9	Ninth Amendment, dated as of February 16, 2007, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on February 16, 2007).

10.19.10	First Amendment, dated as of October 1, 2007, to the Amended and Restated Revolving Credit Agreement, dated as of February 16, 2007, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Amended and Restated Revolving Credit Agreement (together with JPMCB, the “Lenders”), and JPMCB as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on October 2, 2007).

Exhibit No.	Exhibit
10.19.11	Second Amendment, dated as of November 29, 2007, to the Amended and Restated Revolving Credit Agreement, dated as of February 16, 2007, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Amended and Restated Revolving Credit Agreement (together with JPMCB, the “Lenders”), and JPMCB as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on December 3, 2007).

10.19.12	Third Amendment, dated as of December 19, 2007, to the Amended and Restated Revolving Credit Agreement, dated as of February 16, 2007, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Amended and Restated Revolving Credit Agreement (together with JPMCB, the “Lenders”), and JPMCB as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on December 19, 2007).

10.20	Offer of Employment dated July 13, 2005 between Interstate Bakeries Corporation and Mr. Richard C. Seban (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 5, 2005).

10.21	Interstate Bakeries Corporation Key Employee Retention Plan (incorporated herein by reference to Exhibit 10.27 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

10.22	Consulting Agreement dated July 27, 2007 by and among Interstate Brands Corporation and Interim LLC (incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended August 25, 2007, filed on October 4, 2007).

10.23	Consulting Agreement dated July 27, 2007 by and among Interstate Brands Corporation and Miller Management Group, Inc. (incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended August 25, 2007, filed on October 4, 2007).

10.24	Consulting Agreement dated July 27, 2007 by and among Interstate Brands Corporation and Timpanagos Consulting LLC (incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended August 25, 2007, filed on October 4, 2007).

31.1	Certification of Craig D. Jung pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of J. Randall Vance pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Craig D. Jung pursuant to 18 U.S.C. Section 1350*

32.2	Certification of J. Randall Vance pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE BAKERIES CORPORATION

Dated: December 20, 2007	By:	/s/ Craig D. Jung

Craig D. Jung
Chief Executive Officer
(Principal Executive Officer)

Dated: December 20, 2007	By:	/s/ J. Randall Vance

J. Randall Vance
Chief Financial Officer
(Principal Financial and Accounting Officer)