Form 10-Q
period 2008-03-08
INTERSTATE BAKERIES CORP/DE/
filed 2008-04-17
CIK 829499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 8, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 45,203,195 shares of common stock, $0.01 par value per share, outstanding on April 10, 2008. Giving effect to our senior subordinated convertible notes and common stock equivalents, there were 55,101,636 shares of common stock outstanding as of April 10, 2008.

INTERSTATE BAKERIES CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 8, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share data)

	March 8,	June 2,
	2008	2007
ASSETS

Current assets
Cash	$22,952	$67,212
Restricted cash	21,968	15,085
Accounts receivable, less allowance for doubtful accounts of $2,309 and $2,315, respectively	135,138	152,175
Inventories	57,556	65,682
Assets held for sale	19,638	2,032
Other current assets	46,696	49,649

Total current assets	303,948	351,835

Property and equipment, net	474,883	541,725
Intangible assets	158,652	160,239
Other assets	24,207	27,593

Total assets	$961,690	$1,081,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise
Current liabilities
Long-term and post-petition debt	$462,197	$451,515
Accounts payable	129,780	129,137
Accrued expenses	209,092	217,373

Total current liabilities	801,069	798,025

Other liabilities	240,439	236,766
Deferred income taxes	71,724	74,789

Total liabilities not subject to compromise	1,113,232	1,109,580

Liabilities subject to compromise	298,754	290,553

Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,203,000 and 45,249,000 shares outstanding, respectively	816	816
Additional paid-in capital	584,490	584,503
Accumulated deficit	(382,189)	(255,559)
Treasury stock, 36,376,000 and 36,330,000 shares at cost, respectively	(678,739)	(678,721)
Accumulated other comprehensive income	25,326	30,220

Total stockholders’ deficit	(450,296)	(318,741)

Total liabilities and stockholders’ deficit	$961,690	$1,081,392

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Sixteen Weeks Ended		Forty Weeks Ended
	March 8,	March 10,	March 8,	March 10,
	2008	2007	2008	2007

Net sales	$806,282	$861,641	$2,141,214	$2,217,799

Cost of products sold (exclusive of items shown below)	417,232	440,215	1,088,963	1,139,908
Selling, delivery and administrative expenses	400,852	417,300	1,032,096	1,058,672
Restructuring (credits) charges	226	(246)	8,107	(3,910)
Depreciation and amortization	20,711	22,015	51,564	54,548
Loss on sale or abandonment of assets	3,247	2,023	3,638	2,757
Property and equipment impairment	423	—	10,265	—

	842,691	881,307	2,194,633	2,251,975

Operating loss	(36,409)	(19,666)	(53,419)	(34,176)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $1,850, $1,867, $4,600, and $4,617, respectively)	13,735	14,673	36,018	38,831
Reorganization charges, net	17,904	9,980	36,809	26,687
Other (income) expense	(45)	(44)	29	(1,120)

	31,594	24,609	72,856	64,398

Loss before income taxes	(68,003)	(44,275)	(126,275)	(98,574)
Provision (benefit) for income taxes	(176)	(2,040)	(3,294)	(3,723)

Net loss	$(67,827)	$(42,235)	$(122,981)	$(94,851)

Loss per share

Basic	$(1.50)	$(0.94)	$(2.72)	$(2.10)

Diluted	$(1.50)	$(0.94)	$(2.72)	$(2.10)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Forty Weeks Ended
	March 8,	March 10,
	2008	2007
Operating activities
Net loss	$(122,981)	$(94,851)
Depreciation and amortization	51,564	54,548
Provision (benefit) for deferred income taxes	(1,225)	900
Reorganization charges, net	36,809	26,687
Cash reorganization items	(25,020)	(27,399)
Non-cash bankruptcy-related charges	1,941	848
Non-cash interest expense — deferred debt fees	1,817	2,524
Non-cash restricted stock compensation (benefit) expense	(31)	83
(Gain) loss on sale, write-down or abandonment of assets	11,547	(3,349)
Change in operating assets and liabilities:
Accounts receivable	17,333	3,954
Inventories	8,126	(1,661)
Other current assets	1,213	8,003
Accounts payable and accrued expenses	(14,047)	623
Long-term portion of self insurance reserves	1,565	(219)
Other	(263)	(1,485)

Net cash used in operating activities	(31,652)	(30,794)

Investing activities
Purchases of property and equipment	(16,238)	(21,135)
Proceeds from sale of assets	6,602	14,445
Restricted cash deposit	(6,528)	(12,503)
Restricted cash release	—	89,222
Acquisition and development of software assets	(743)	(1,678)
Other	51	221

Net cash from (used in) investing activities	(16,856)	68,572

Financing activities
Reduction of long-term debt	(692)	(46,066)
Increase in pre-petition credit facility	2,490	3,051
Increase in post-petition credit facility	9,000	—
Debt fees	(6,550)	(2,034)

Net cash from (used in) financing activities	4,248	(45,049)

Net decrease in cash	(44,260)	(7,271)
Cash at the beginning of period	67,212	78,178

Cash at the end of period	$22,952	$70,907

Cash payments (received)
Interest	$33,728	$35,668
Income taxes	(5,909)	(13,499)
Non-cash investing and financing activities
Long-term debt reduction from lease rejections	116	359
Asset disposals from lease rejections	93	271
Convertible note conversion to equity	—	1
Interest income earned on restricted cash deposit	355	688
See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(dollars and shares in thousands)

	Common						Accumulated
	Stock Issued		Additional		Treasury Stock		Other	Total
	Number	Par	Paid-in	Accumulated	Number of		Comprehensive	Stockholders’
	of Shares	Value	Capital	Deficit	Shares	Cost	Income	Deficit
Balance June 2, 2007	81,579	$816	$584,503	$(255,559)	(36,330)	$(678,721)	$30,220	$(318,741)
Comprehensive loss	—	—	—	(122,981)	—	—	(4,894)	(127,875)
Cumulative effect of change in accounting for uncertainty in income taxes pursuant to FIN No. 48	—	—	—	(3,649)	—	—	—	(3,649)
Restricted share compensation expense	—	—	622	—	—	—	—	622
Restricted share surrenders	—	—	(635)	—	(46)	(18)	—	(653)

Balance March 8, 2008	81,579	$816	$584,490	$(382,189)	(36,376)	$(678,739)	$25,326	$(450,296)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Voluntary Chapter 11 Filing
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819,04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. On November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. Mrs. Cubbison’s Foods, Inc., or Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, was not originally included in the Chapter 11 filing. However, on January 14, 2006, Mrs. Cubbison’s filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). The minority interest in Mrs. Cubbison’s is reflected in other liabilities, and the minority interest impact on the statement of operations is insignificant for all periods presented. We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
On September 23, 2004, we entered into a debtor-in possession Revolving Credit Agreement with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The Revolving Credit Agreement received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. The Revolving Credit Agreement provides for a $200.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. We entered into the first amendment to the Revolving Credit Agreement on November 1, 2004, the second amendment to the Revolving Credit Agreement on January 20, 2005, the third amendment to the Revolving Credit Agreement on May 26, 2005, the fourth amendment to the Revolving Credit Agreement on November 30, 2005, the fifth amendment to the Revolving Credit Agreement on December 27, 2005, the sixth amendment to the Revolving Credit Agreement on March 29, 2006, the seventh amendment to the Revolving Credit Agreement on June 28, 2006, the eighth amendment to the Revolving Credit Agreement on August 25, 2006, the ninth amendment to the Revolving Credit Agreement on February 16, 2007, which amended and restated the Revolving Credit Agreement, the first amendment to the Amended and Restated Revolving Credit Agreement on October 1, 2007, the second amendment to the Amended and Restated Revolving Credit Agreement on November 29, 2007, and the third and fourth amendments to the Amended and Restated Revolving Credit Agreement on December 19, 2007 to reflect certain modifications (the Revolving Credit Agreement together with all amendments, the DIP Facility). See Note 8. Debt to these condensed consolidated financial statements for further discussion regarding the DIP Facility.
In conjunction with the commencement of the Chapter 11 process, we sought and obtained several orders from the Bankruptcy Court that were intended to enable us to operate in the normal course of business during the Chapter 11 process. The most significant of these orders:
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
As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of April 10, 2008, we have rejected over 520 unexpired leases and have accrued charges for our estimated liability related thereto in the applicable periods. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject. For these executory contracts and remaining unexpired leases, we cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting these contracts or leases, and no provisions have yet been made for these items.
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
In February 2007, we hired a new Chief Executive Officer, Craig D. Jung, and began the next stage of restructuring activities, which initially was focused on the development of a business plan to use as a basis for a plan of reorganization. In developing such a business plan, Mr. Jung established four operating priorities for the Company: (i) profitably grow revenues; (ii) improve productivity; (iii) lower our cost structure; and (iv) create a performance culture. In order to implement these four priorities, we have undertaken or determined to undertake the following initiatives, without limitation: (i) implement a distribution system with different delivery options for our customers based on customer size, growth potential and service needs to lower our cost structure and profitably grow the top line, (ii) implement a lean manufacturing program to drive productivity, (iii) improve brand management and innovation, including increased investment in marketing our brands, and (iv) redefine our organization to remove unnecessary layers of management and implement a matrix structure to improve communications, leadership and accountability.
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
No agreement with the IBT has been reached, although we remain open to constructive discussions with the IBT. We have reached agreement with the BCTGM, which is in effect for all of its local bargaining units. We have also reached agreements with the majority of the other unions representing our employees, which are in the process of being ratified by their local bargaining units.
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

On November 5, 2007, we filed a Plan of Reorganization and related Disclosure Statement with the Bankruptcy Court based upon the exit financing commitment by Silver Point Finance L.L.C. and plan funding agreements between certain pre-petition secured lenders. Silver Point Finance L.L.C.’s financing commitment expired on March 14, 2008. We are engaged in discussions with multiple parties regarding modifications to our plan of reorganization and a replacement commitment for exit financing that would allow us to emerge from bankruptcy as a stand-alone company. There can be no assurance that the necessary financing to fund a standalone plan to emerge from bankruptcy will be provided to us on acceptable terms or at all. We have also begun an orderly process to sell all or a portion of our business and assets.
Our exclusive period within which to file a plan of reorganization expired on November 8, 2007. Our exclusive period within which to solicit acceptances of our plan of reorganization expired on January 7, 2008.
See Note 13. Restructuring Charges (Credits) to these condensed consolidated financial statements for related or additional disclosures.
Our financial statements are prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Chapter 11 filing process and our recurring losses from operations, negative working capital, and downward sales trends, along with our potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to evaluate and execute various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of and increase in the amount of our DIP Facility, our ability to implement our restructuring activities, our ability to obtain concessions from our labor unions, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. Further, the value of debt and equity interests may be significantly or completely impaired in the event of a liquidation or conversion to a Chapter 7 proceeding.
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
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. The accompanying unaudited condensed consolidated financial statements, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen and forty weeks ended March 8, 2008 may not necessarily be indicative of the results for the full year ending May 31, 2008.
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of recorded balances totaling approximately $28.4 million and $32.9 million at March 8, 2008 and June 2, 2007, respectively. Restricted cash represents cash held as collateral pursuant to our debtor-in-possession financing agreement and is not considered a cash equivalent in the consolidated statement of cash flows. See Note 8. Debt to these condensed consolidated financial statements for related disclosures.
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
Certain Concentrations of Risk
We currently buy all of our trans fat free oil, an ingredient in the majority of our sweet goods products, from one supplier. Although there are a limited number of manufacturers of trans fat free oil, we believe other suppliers could provide similar trans fat free oil. We are in the process of testing other trans fat free oils with additional suppliers. At this time, however, a change in suppliers could cause a delay in production and a possible loss of sales, which would affect operating results adversely.
Approximately 82% of our employees are covered by collective bargaining agreements. No significant percentage of our union labor force is covered by agreements that will expire in one year. However, as previously noted above, we are currently seeking further concessions from certain unions representing a significant portion of our unionized workforce.
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
Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and is effective for us at the beginning of the third quarter of fiscal 2009. Early application is encouraged.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No.51 (SFAS 160). SFAS 160 requires all entities to report noncontrolling interest in subsidiaries as equity in the consolidated financial statements. Additionally, SFAS 160 requires that all accounting transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008, and is effective for us at the beginning of fiscal 2010. Earlier adoption is prohibited. We are currently in the process of evaluating the effects of the adoption of SFAS 160 on our consolidated results of operations, cash flows, and financial position.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which revised SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination; and requires the acquirer to expense acquisition-related costs in the periods in which the costs are incurred and the services are received except for the costs to issue debt or equity securities. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008, and is effective for us at the beginning of fiscal 2010. Earlier adoption is prohibited. The adoption of SFAS 141R will have an impact on our accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.
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
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). We adopted the recognition and disclosure requirements of SFAS 158 in the fourth quarter of fiscal 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their fiscal year-end balance sheet date. This requirement is effective as of the end of fiscal years ending after December 15, 2008 and will be effective for us in the fourth quarter of fiscal 2009. We are currently in the process of evaluating the effects of the measurement date provision of SFAS 158 on our consolidated results of operations, cash flows and financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However,

FASB Staff Position No. FAS 157-2 defers the Statement’s effective date for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and will be effective for us in the first quarter of fiscal 2010. We are currently in the process of evaluating the effects of the adoption of SFAS 157 on our consolidated results of operations, cash flows, and financial position.
3. Inventories
The components of inventories are as follows:

	March 8,	June 2,
	2008	2007
	(dollars in thousands)
Ingredients and packaging	$35,677	$43,279
Finished goods	21,879	22,403

	$57,556	$65,682

4. Property and Equipment
Property and equipment consists of the following:

	March 8,	June 2,
	2008	2007
	(dollars in thousands)
Land and buildings (lives ranging from 10 to 35 years)	$358,474	$390,147
Machinery and equipment (lives ranging from 4 to 15 years)	829,493	865,398

	1,187,967	1,255,545
Less accumulated depreciation	(713,084)	(713,820)

	$474,883	$541,725

On October 20, 2007, we exited the bread market in Southern California, which entailed the closure of four bakeries and consolidating routes and distributions centers. Through the second quarter of fiscal 2008 we had recorded a net impairment charge of approximately $9.8 million for the planned disposal of the related assets. For the quarter ended March 8, 2008 we incurred an impairment charge of approximately $0.4 million to adjust the carrying value of two of our depots to net realizable value that we classified as assets held for sale.
Included in depreciation and amortization expense is approximately $15.8 million and $16.8 million for the sixteen week and $39.0 million and $41.4 million for the forty week periods ended March 8, 2008 and March 10, 2007, respectively, that relates to property and equipment used in our production process.
5. Assets Held for Sale
We have classified certain long-lived assets as held for sale in the consolidated balance sheets in accordance with the guidance in SFAS 144. Assets classified as held for sale reflect our ongoing effort to address revenue declines, cost structure and productive capacity in our physical facilities. In the third quarter of fiscal 2008, approximately $0.4 million of these assets were sold. Additionally, approximately $19.4 million in assets were classified as assets held for sale which substantially represents the net assets related to the Southern California restructuring activities conducted in the second quarter of fiscal 2008. At March 8, 2008, the total assets held for sale were approximately $19.6 million, all of which are expected to be sold within the next 12 months.

Net gains realized on the sale of our assets held for sale in the third quarter of fiscal 2008 and 2007 amounted to approximately $1.4 million and $0.1 million, respectively, while year-to-date net gains for fiscal 2008 and 2007 were approximately $2.1 million and $6.6 million, respectively. See Note 13. Restructuring Charges (Credits) to these condensed consolidated financial statements for further information on net gains related to restructuring activities.
6. Lease Obligations
In the normal course of business, we enter into leases for office, transportation and delivery equipment as well as real estate leases used for both our retail outlets and as depots and warehouses in our distribution system. Many of the operating leases contain renewal options for varying periods. Certain leases provide us with an option to acquire the related equipment at fair market value during or at the end of the lease term.
We have in place various operating leases for equipment for which we have guaranteed a buyout price or residual value at the end of the lease term. Substantially all such leases expire during fiscal 2009. At March 8, 2008, the maximum potential liability for all guaranteed lease residual values was approximately $3.3 million and there was an inconsequential unamortized balance remaining for the fair value originally recorded for these guaranteed lease residual values.
7. Intangible Assets
In the third quarter of fiscal 2008, our annual impairment testing of our intangible assets indicated that no reduction in our carrying value was required.
Intangible assets consist of the following:

	March 8,	June 2,
	2008	2007
	(dollars in thousands)

Intangible assets with indefinite lives (generally trademarks and trade names)	$157,471	$157,471

Intangible assets with finite lives
Gross carrying amount	$13,854	$13,854
Less: Accumulated amortization	(11,513)	(11,086)
Deferred contract asset adjustment and impairment	(1,160)	—

Net carrying amount	$1,181	$2,768

Intangible amortization expense for the third quarter of fiscal 2008 and 2007 was approximately $15,000 and $0.3 million, respectively, while year-to-date for 2008 and 2007 intangible amortization expense was approximately $0.4 million and $0.7 million, respectively. These amounts were primarily recorded as a reduction of net sales.
In connection with our exit of the bread market in Southern California, during the second quarter of fiscal 2008, we cancelled a private label fresh baked goods supply agreement. This contract cancellation resulted in the elimination of a deferred contract asset in the amount of $1.2 million, including an asset impairment charge of $0.6 million.

8. Debt
Long-term debt consists of the following:

	March 8,	June 2,
	2008	2007
	(dollars in thousands)
Secured
Post-petition credit facility	$9,000	$—
Pre-petition credit facility	450,248	447,757
Unsecured
6% senior subordinated convertible notes — pre-petition	99,999	99,999
Capital lease converted to pre-petition debt	6,125	6,125
Capital leases
Real estate	2,949	3,758

	568,321	557,639
Less:
Current portion	(462,197)	(451,515)
Pre-petition claims included in liabilities subject to compromise	(106,124)	(106,124)

Long-term and post-petition debt	$—	$—

Post-Petition Credit Facility
On September 23, 2004, we entered into the DIP Facility, which was amended and restated on February 16, 2007 and which provides for a $200.0 million Commitment of financing to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility originally provided for a secured revolving line of credit through September 22, 2006, which date has been extended by amendment to June 2, 2008. At March 8, 2008, we had outstanding borrowings of $9.0 million which carried an interest rate of 7.75%. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount up to $150.0 million (increased from the original limitation of $75.0 million as a result of prior amendments) of which $129.1 million was utilized at March 8, 2008. At March 8, 2008, the borrowings and letters of credit were partially collateralized by approximately $22.0 million of restricted cash, as required by the DIP Facility. We pay fees of 3.0% on the balance of all letters of credit outstanding under the DIP Facility. The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. Interest on borrowings under the DIP Facility is at either the alternate base rate (as defined in the DIP Facility) plus 1.75%, or, at our option, the London Interbank Offered Rate (LIBOR) plus 2.75%. We also pay a commitment fee of 0.50% on the unused portion of the DIP Facility. Interest is payable monthly in arrears. As of March 8, 2008, we had $52.6 million available under the DIP Facility (of which up to $20.9 million could be used for the issuance of additional letters of credit).
The DIP Facility subjects us to certain obligations, including, but not limited to, the delivery of financial statements, cash flow forecasts, operating budgets and a strategic business plan at specified intervals and cumulative minimum EBITDA covenants. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (1) the conversion of any of the bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (2) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (3) a change of control (as defined in the DIP Facility); (4) an order of the Bankruptcy Court permitting holders of security interests to foreclose on the debt on any of our assets which have an aggregate value in excess of $1.0 million; and (5) the entry of any judgment in excess of $1.0 million against us, the enforcement of which remains unstayed. At March 8, 2008, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
To date in fiscal 2008, the following amendments to the DIP Facility have been completed. On October 1, 2007, we entered into the first amendment to the Amended and Restated Revolving Credit Agreement, which among other things, (1) amended the definition of the Borrowing Base to include an additional reserve of $10.0 million until such time as the Bankruptcy Court enters a final order approving (a) a disclosure statement that provides for payment in full of the DIP Facility obligations, and (b) evidence of a commitment for exit financing associated with a plan of reorganization; and (2) increased the maximum allowable cash restructuring charges incurred since December 17, 2006 to the end of the DIP Facility from $10.0 million to $23.0 million.
The second amendment to the Amended and Restated Revolving Credit Agreement, dated November 29, 2007, changed the date for delivery of a revised plan detailing the Borrower’s proposed strategy for maximizing the value of the bankruptcy estates.
On December 19, 2007, we entered into the third amendment to the Amended and Restated Revolving Credit Agreement, which among other things, (1) extended the maturity date from February 9, 2008 to June 2, 2008; (2) redefined the real property component of the borrowing base to the lesser of (a) $80.0 million or (b) 40% of the borrowing base inclusive of the real property component but excluding the plan reserve; (3) amended the permitted capital expenditures by fiscal quarter through the quarter ending May 31, 2008; and (4) amended the minimum cumulative consolidated EBITDA by fiscal quarter through the quarter ending May 31, 2008. Concurrent with the execution of the third amendment, a fourth amendment was executed to reallocate the commitment among the consenting lenders.
On April 2, 2008, IBC proposed a fifth amendment to the Amended and Restated Revolving Credit Agreement (the DIP Fifth Amendment). If accepted by the lenders and approved by the Bankruptcy Court, the fifth amendment would, among other things, (1) increase the aggregate principal amount available to $250,000,000; (2) extend the maturity date to September 30, 2008; (3) require the Borrowers to (a) request proposals for the sale of Borrowers and their assets by April 21, 2008 if the Borrowers have not previously (i) filed a reorganization plan that provides for the refinancing of the DIP Facility and has the publicly announced support of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union and the International Brotherhood of Teamsters and (ii) obtained firm commitments for the funding of all exit financing necessary for consummation of the reorganization plan, and (b) deliver by June 30, 2008 a schedule of asset sales which the Borrowers reasonably expect will generate proceeds sufficient to reduce the outstanding commitments under the DIP Facility to zero prior to the maturity date of the DIP Facility if the reorganization plan has not been consummated and the obligations under the DIP Facility have not been paid in full; and (4) change the borrowing base formula and change or extend certain covenants set forth in the DIP Facility. For a further discussion, see Note 20 Subsequent Events.
Pre-Petition Credit Facility
During fiscal year 2002, we entered into a $900.0 million Senior Secured Credit Facility agreement with a syndicate of banks and institutional lenders which includes (1) a five-year $375.0 million tranche A term loan, repayable in quarterly installments; (2) a six-year $125.0 million tranche B term loan, repayable in quarterly installments; (3) a six-year $100.0 million tranche C term loan, repayable in quarterly installments; and (4) a five-year $300.0 million revolving loan, or the revolver, which allowed for up to $215.0 million for letters of credit. At March 8, 2008, we owed $173.4 million, $111.0 million, $89.7 million and $76.1 million under the tranche A, tranche B, tranche C and the revolver, respectively. During the forty weeks ended March 8, 2008, the outstanding debt under the revolver was increased by $2.4 million resulting from draws against certain letters of credit. At March 8, 2008, outstanding letters of credit aggregated $85.1 million and there was no availability for additional borrowing or issuance of letters of credit under the revolver. The Senior Secured Credit Facility is secured by all accounts receivable and a majority of owned real property, intellectual property and equipment. Interest on borrowings is at either the ABR (as defined in the Senior Secured Credit Facility) plus 3.0%, 3.25%, 3.0%, and 2.5% for tranche A, tranche B, tranche C, and the revolver, respectively, or at our option LIBOR plus 4.0%, 4.25%, 4.0%, and 3.5% for tranche A, tranche B, tranche C, and the revolver, respectively. Interest on the outstanding borrowings at March 8, 2008 was 7.1%, 7.4%, 7.1%, and 6.8% for tranche A, tranche B, tranche C, and the revolver, respectively. We also pay a facility fee of 0.50% on the revolving credit facility commitment (currently in the amount of $161.2 million) and fees ranging from 3.625% to 4.0% on the balance of all letters of credit outstanding under the revolver.
The Senior Secured Credit Facility agreement contains covenants that, among other things, (1) limit our ability to incur indebtedness, merge, consolidate and acquire, dispose of or incur liens on assets; and (2) limit aggregate payments of cash dividends on common stock and common stock repurchases.

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
We have classified the 6% senior subordinated convertible notes and certain capital leases which were converted to pre-petition debt, all of which are unsecured, as liabilities subject to compromise and, in accordance with the guidance provided by SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, we have suspended the accrual of interest on this debt.
During the second quarter of fiscal 2008, we incurred a fee of $5.0 million to secure an exit financing commitment related to our Chapter 11 proceedings. We incurred additional related expenses of $0.3 million in the third quarter of fiscal 2008. Based upon our inability to meet the terms of the Facility Commitment Letter, the deferred debt fee and expenses of $5.3 million were written off as reorganization expense in the third quarter of fiscal 2008.
9. Derivative Instruments
We are exposed to market risks relative to commodity price fluctuations. To attempt to manage the volatility associated with this exposure, we utilize commodity derivative instruments to manage certain commodity prices. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.
Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. Our objective is to utilize commodity hedging derivatives, including exchange traded futures and options on wheat, corn, soybean oil and certain fuels, to reduce our exposure to commodity price movements for future ingredient and energy needs. The strategy is to purchase futures and options to hedge the variability of cash flows related to the underlying commodity. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed one year. Our current financial situation could impede our ability to manage commodity price risk.
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
During the forty weeks ending March 8, 2008 and March 10, 2007, we did not elect to apply hedge accounting for any of our derivative commodity purchases and all such derivatives were marked-to-market through cost of products sold or selling, delivery and administrative expenses as appropriate. At March 8, 2008, the fair value of our commodity derivatives was a gain of approximately $0.6 million based upon widely available market quotes. There was no derivative activity in AOCI for the first three quarters of fiscal 2008.
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
On December 14, 2004, the Court entered an Order establishing March 21, 2005 as the last date for all persons and entities holding or wishing to assert bankruptcy claims against the Company or one of its subsidiaries to file a proof of claim form. As of April 1, 2008, we have received approximately 9,300 claims, some of which have been filed after the deadline established by the court. We continue to evaluate all claims asserted in the bankruptcy proceedings and file periodic motions with the court to reject, modify, liquidate or allow such claims. In addition, we may receive additional claims resulting from, among other things, the future rejection of executory contracts since the deadline to file a claim resulting from a contract rejection is a function of when such contracts are formally rejected. Amounts that we have recorded may, in certain instances, be different than amounts asserted by our creditors and remain subject to reconciliation and adjustment.
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain tax and other claims. We also have suspended the accrual of interest on the unsecured 6% senior subordinated convertible notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. The cumulative contractual unrecorded interest at March 8, 2008 on these obligations was approximately $20.8 million. The unrecorded interest expense for the third quarter of both fiscal 2008 and 2007 on these obligations was approximately $1.8 million and year-to-date for both fiscal 2008 and 2007 unrecorded interest on these obligations was approximately $4.6 million. See Note 8. Debt to these condensed consolidated financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.
The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheets:

	March 8,	June 2,
	2008	2007
	(dollars in thousands)
Accounts payable	$130,845	$130,732
Taxes payable	4,704	5,741
Retirement obligations (SERP and deferred compensation)	19,097	15,063
Legal reserve	13,924	13,819
Interest bearing debt and capital leases	106,124	106,124
Other	24,060	19,074

	$298,754	$290,553

Liabilities subject to compromise for taxes payable decreased in fiscal 2008 principally due to the adoption of FIN 48. The increase in retirement obligations in fiscal 2008 primarily represents the classification of additional deferred compensation arrangements to liabilities subject to compromise, while the increase in other liabilities subject to compromise primarily reflects the settlement of various insurance claims.

11. Employee Benefit Plans
American Bakers Association Retirement Plan
We participate in the American Bakers Association Retirement Plan, or ABA Plan, and believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans, despite our position on the proper characterization of the ABA Plan, due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of March 8, 2008, our net pension benefit obligation liability was approximately $72.0 million representing our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
Since January 2006, we have not made required quarterly minimum funding contributions in the amount of approximately $20.8 million to the ABA Plan and have filed the necessary reports with the PBGC reporting such non-payment. In addition, since June 2006, we have received notice of corrective contributions under the single employer plan assumption totaling approximately $14.7 million, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan. However, we expect that the amount of such contributions would be significantly less if the ABA Plan is ultimately determined to be a multiple employer plan than the amounts assessed by the ABA Plan on their assumption that the plan was an aggregate of single employer plans.
The ABA Plan’s net benefit obligation liability is recorded in other liabilities except for the current portion of $35.5 million for both March 8, 2008 and June 2, 2007, which is recorded in accrued expenses. The current portion at March 8, 2008 represents requested unpaid amounts at that date.
The components of the pension expense for the ABA Plan as an aggregate of single employer plans are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 8,	March 10,	March 8,	March 10,
	2008	2007	2008	2007
	(dollars in thousands)
Service cost	$313	$348	$781	$870
Interest cost	1,099	1,035	2,749	2,587
Expected return on negative plan assets	225	112	561	280

Net pension expense	$1,637	$1,495	$4,091	$3,737

We believe that the inability to completely withdraw from the ABA Plan could jeopardize our ability to emerge from bankruptcy and threaten our viability if we emerge. As a result, on March 14, 2008, we notified the ABA Plan that we are (1) in the process of withdrawing our active nonunion employees from the plan effective April 18, 2008 and (2) taking steps with the applicable unions to effect similar action with respect to our active union employees. Such a withdrawal would result in present plan benefit obligations remaining with the ABA Plan, while future benefits for active ABA Plan participants would be provided under a Company-sponsored plan.
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
Subsequent to our bankruptcy filing, we suspended the SERP as of November 11, 2004. Approximately $11.1 million representing the portion of the SERP liability, at both March 8, 2008 and June 2, 2007, attributable to retired participants has been classified to liabilities subject to compromise.
The components of net periodic benefit cost (credit) for these plans are as follows:

	Sixteen Weeks Ended
	Pension		Postretirement		SERP
	March 8,	March 10,	March 8,	March 10,	March 8,	March 10,
	2008	2007	2008	2007	2008	2007
	(dollars in thousands)
Service cost	$260	$284	$350	$226	$—	$—
Interest cost	1,242	1,221	995	929	426	422
Expected return on plan assets	(1,720)	(1,662)	—	—	—	—
Amortization of prior service cost (credit)	84	85	(2,274)	(2,274)	—	—
Recognized net actuarial (gain) loss	—	10	255	278	(22)	—

Net periodic benefit cost (credit)	$(134)	$(62)	$(674)	$(841)	$404	$422

	Forty Weeks Ended
	Pension		Postretirement		SERP
	March 8,	March 10,	March 8,	March 10,	March 8,	March 10,
	2008	2007	2008	2007	2008	2007
	(dollars in thousands)
Service cost	$650	$710	$876	$822	$—	$—
Interest cost	3,106	3,053	2,488	2,595	1,064	1,054
Expected return on plan assets	(4,300)	(4,154)	—	—	—	—
Amortization of prior service cost (credit)	210	211	(5,685)	(5,686)	—	—
Recognized net actuarial (gain) loss	—	24	637	762	(56)	—

Net periodic benefit cost (credit)	$(334)	$(156)	$(1,684)	$(1,507)	$1,008	$1,054

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
1996 Stock Incentive Plan
The 1996 Stock Incentive Plan (the Plan) allows us to grant to employees and directors various stock awards including stock options, which are granted at prices not less than the fair market value at the date of grant, and restricted and deferred shares. A maximum of approximately 18.7 million shares was approved by our stockholders to be issued under the Plan. On March 8, 2008, shares totaling approximately 9.9 million were authorized but not awarded under the Plan. The stock options may be granted for a period not to exceed ten years and generally vest from one to three years from the date of grant. Our current practice is to settle awards out of treasury stock.
An analysis of our stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate Intrinsic
		Exercise Price	Remaining	Value
	Shares	Per Share	Contractual Term	at Grant Date
				(dollars in
	(in thousands)			thousands)
Outstanding, as of June 2, 2007	3,264	$15.69	4.2	$23,280
Granted	—	—
Surrendered	(659)	20.01
Exercised	—	—

Outstanding, as of March 8, 2008	2,605	14.60	3.7	17,635

Exercisable at March 8, 2008	2,605	14.60	3.7	17,635

There were no stock options granted or exercised in the first three quarters of both fiscal 2008 and 2007.
On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted, and the eligible options were granted, under the Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation expense was charged over the vesting period. During the third quarter of fiscal 2008, the final vesting occurred and a majority of the restricted stock was forfeited. Accordingly, all of the unearned compensation expense to-date of approximately $0.5 million was reversed, which reduced the fiscal 2008 year-to-date balance to zero. For year-to-date fiscal 2007, the unearned compensation expense was $0.4 million.
The table below summarizes the nonvested restricted stock transactions:

		Weighted
		Average
		Fair Value at
	Shares	Grant Date
	(in thousands)
Nonvested, as of June 2, 2007	73	$14.46
Granted	—	—
Vested	(27)	14.80
Surrendered	(46)	14.25

Nonvested, as of March 8, 2008	—	—

On March 8, 2008, approximately 12.7 million total shares of common stock were reserved for issuance under various employee benefit plans.
13. Restructuring Charges (Credits)
The components of restructuring charges (credits) are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 8,	March 10,	March 8,	March 10,
	2008	2007	2008	2007
	(dollars in thousands)
Severance charges	$(286)	$(680)	$7,309	$(384)
Long-lived asset (credits) charges	(817)	4	(1,310)	(5,191)
Other exit costs	1,329	430	2,108	1,665

Total	$226	$(246)	$8,107	$(3,910)

Fiscal 2008 Activity
In the third quarter of fiscal 2008, no new restructuring activities were initiated.
There were two new restructuring plans approved in the second quarter of fiscal 2008. First, we exited the bread market in Southern California, which entailed the closure of four bakeries and consolidating routes and distribution centers.

The four bakeries were closed October 20, 2007. Also we initiated a sales reorganization to improve the structure and efficiency of the sales and route delivery of our baked goods.
In the third quarter of fiscal 2008, we recognized a credit of approximately $0.3 million to adjust our accrual for severance costs related to our Southern California restructuring activities. Year to date severance and related benefit costs aggregated approximately $7.3 million and included approximately $5.5 million for the elimination of approximately 1,300 employee positions related to the Southern California restructuring, approximately $1.1 million for the elimination of approximately 200 sales manager positions related to the 2008 sales reorganization restructuring, and an approximately $0.7 million charge for additional employee charges related to our fiscal 2006 profit center review.
As part of our restructuring efforts, in the third quarter of fiscal 2008 we recognized a gain of approximately $0.8 for the sale of equipment related to the Southern California restructuring. Year to date we realized a net credit of approximately $1.3 million, which included the Southern California sale as well as an approximately $0.5 million gain on sale of assets as part of our 2005 profit center review.
We recognized approximately $1.3 million of other exit costs in the third quarter of fiscal 2008 for the Southern California restructuring for utilities, security and clean up for buildings being readied for sale. On a year to date basis, we have incurred expenses for utilities, security, clean up and relocations associated with the 2005 profit center review, Southern California restructuring and sales reorganization restructuring of approximately $0.2 million, $1.5 million and $0.4 million, respectively.
The fiscal 2008 year-to-date analysis of our restructuring costs activity is as follows:

	Severance and	Long-Lived
	Related	Asset
	Benefits	Charges
	(Charges)	(Credits)	Other	Total
		(dollars in thousands)
Fiscal 2005 Consolidation & RIF Plan

Balance June 2, 2007	$10	$—	$—	$10

Expensed in Fiscal 2008	—	—	—	—
Cash Paid in Fiscal 2008	—	—	—	—
Noncash Utilization in 2008	(10)	—	—	(10)

Balance March 8, 2008	—	—	—	—

Fiscal 2005 Profit Center Review Plan

Balance June 2, 2007	4	—	—	4

Expensed in Fiscal 2008	(11)	(493)	167	(337)
Cash Paid in Fiscal 2008	11	—	(167)	(156)
Noncash Utilization in 2008	(4)	493	—	489

Balance March 8, 2008	—	—	—	—

Fiscal 2006 Profit Center Review Plan

Balance June 2, 2007	60	—	—	60

Expensed in Fiscal 2008	761	—	17	778
Cash Paid in Fiscal 2008	(10)	—	(17)	(27)
Noncash Utilization in 2008	(811)	—	—	(811)

Balance March 8, 2008	—	—	—	—

Accounting Office Closings

Balance June 2, 2007	43	—	9	52

Expensed in Fiscal 2008	(25)	—	—	(25)
Cash Paid in Fiscal 2008	(23)	—	—	(23)
Noncash Utilization in 2008	5	—	(9)	(4)

Balance March 8, 2008	—	—	—	—

	Severance and	Long-Lived
	Related	Asset
	Benefits	Charges
	(Charges)	(Credits)	Other	Total
		(dollars in thousands)

FY 2008 Southern California

Balance June 2, 2007	—	—	—	—

Expensed in Fiscal 2008	5,508	(817)	1,536	6,227
Cash Paid in Fiscal 2008	(4,735)	—	(1,536)	(6,271)
Noncash Utilization in 2008	—	817	—	817

Balance March 8, 2008	773	—	—	773

FY 2008 Sales Reorganization

Balance June 2, 2007	—	—	—	—

Expensed in Fiscal 2008	1,076	—	388	1,464
Cash Paid in Fiscal 2008	(828)	—	(180)	(1,008)
Noncash Utilization in 2008	—	—	—	—

Balance March 8, 2008	248	—	208	456

Consolidated

Balance June 2, 2007	117	—	9	126

Expensed in Fiscal 2008	7,309	(1,310)	2,108	8,107
Cash Paid in Fiscal 2008	(5,585)	—	(1,900)	(7,485)
Noncash Utilization in 2008	(820)	1,310	(9)	481

Balance March 8, 2008	$1,021	$—	$208	$1,229

Fiscal 2007 Activity
Year-to-date fiscal 2007 restructuring costs related to the fiscal 2005 consolidation and company-wide reduction in force (RIF) were $0.3 million, comprised of $0.2 million in other exit costs and $0.1 million in net loss on the sale of real estate and equipment.
For the third quarter of fiscal 2007, we realized a restructuring credit of approximately $0.3 million due to the expiration of certain obligations for severance payments associated with the 2005 profit center review plan that was initiated in the fourth quarter of fiscal 2005 to consolidate production, delivery routes, depots and bakery outlets. Year-to-date for fiscal 2007, we realized $0.2 million of net restructuring charges, including $0.8 million of other exit charges, offset by $0.3 million from net gains on sale of property and $0.3 million in severance credits.
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
Year-to-date severance charges for two accounting office closings in fiscal 2007 were approximately $0.2 million.

Cumulative restructuring (credits) charges by plan (in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Fiscal 2005 Consolidation & RIF Plan	$5,583	$6,473	$2,812	$14,868
Fiscal 2005 Profit Center Review Plan	6,854	18,796	(3,917)	21,733
Fiscal 2006 Profit Center Review Plan	6,684	(20,620)	3,662	(10,274)
Accounting Office Closings	479	—	55	534
Fiscal 2008 Southern California	5,508	(817)	1,536	6,227
FY 2008 Sales Reorganization	1,076	—	388	1,464
Expected remaining restructuring charges (in thousands):

Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits) (1)	Other	Total
Fiscal 2008 Southern California	$—	$—	$2,550	$2,550

(1)	Excludes gains expected to be realized on subsequent sales of property and equipment.
14. Reorganization Charges
The components of reorganization charges are as follows:

	March 8, 2008
	Sixteen Weeks	Forty Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
	(dollars in thousands)

Professional fees	$14,181	$34,135	$27,336
Employee retention expenses (credits)	(54)	(205)	354
Lease rejection charges	364	630	26
Interest income	(448)	(1,431)	(1,076)
Gain on sale of assets	(1,439)	(1,620)	(1,620)
Write-off of debt fees and expenses	5,300	5,300	—

Reorganization charges, net	$17,904	$36,809	$25,020

	March 10, 2007
	Sixteen Weeks	Forty Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
		(dollars in thousands)

Professional fees	$10,548	$29,003	$29,623
Employee retention expenses	316	1,016	1,968
Lease rejection charges (credits)	(44)	54	—
Interest income	(839)	(2,560)	(3,366)
Gain on sale of assets	(1)	(826)	(826)

Reorganization charges, net	$9,980	$26,687	$27,399

15. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Forty Weeks Ended
	March 8,	March 10,
	2008	2007

Statutory federal tax rate	35.0%	35.0%
State income tax, net	2.5	1.1
Valuation allowance increase	(30.0)	(30.9)
Adjustments to prior year tax accruals	—	0.3
Other	(4.9)	(1.7)

	2.6%	3.8%

The income tax benefit we have recognized in fiscal 2008 relates principally to expected refunds of tax we previously paid, available to us pursuant to a federal statutory provision that permits certain net operating losses to be carried back ten years, including a related reduction to our valuation allowance by $2.0 million due to a change in circumstances causing a change in judgment about our ability to realize the value of our deferred tax assets originating in prior years. Only a portion of the net operating loss we incur is eligible for this treatment. Our effective tax rate for fiscal 2008 is based, in large part, upon our estimate of the amount of our fiscal 2008 loss which we expect to be eligible for the ten-year carryback. Our tax provision for fiscal 2007 also reflects the impact of the ten-year carryback.
We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances were recorded in fiscal 2008 and 2007 against deferred tax assets originating in those periods.
We adopted the provisions of FIN 48 on June 3, 2007. In accordance with the recognition standards established by FIN 48, we performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which we operate. As a result of our review, we adjusted the carrying amount of the liability for unrecognized tax benefits resulting in an increase to stockholders’ accumulated deficit of $3.6 million. Upon adoption, we recorded an increase to other long-term liabilities of $2.9 million, a reduction to other current assets of $1.7 million, and a reduction to liabilities subject to compromise of $1.0 million. Our valuation allowance against deferred tax assets includes $3.4 million and $4.8 million relating to unrecognized tax benefits as of March 8, 2008 and June 3, 2007, respectively.

Our total liability for unrecognized tax benefits, including interest and penalties, is $10.6 million as of both March 8, 2008 and June 3, 2007. The portion of these balances which will favorably impact the effective tax rate, if recognized, is $10.6 million.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of March 8, 2008 and June 3, 2007, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheet was $0.7 million and $0.4 million, respectively.
Our U.S. federal income tax returns have been examined by the Internal Revenue Service through fiscal 2006. With limited exception, in accordance with bankruptcy law, we believe that any audits of our state income tax returns for years prior to fiscal 2007 would not result in additional liabilities to us. We have various income tax returns in the process of examination or administrative appeal. To the extent that these matters conclude, it is reasonably possible that the amount of our unrecognized tax benefits will increase or decrease. We do expect resolution of certain matters, which may or may not result in significant changes during the next twelve months; however, the amount cannot be reasonably estimated.
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
We are named in two wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of Route Sales Representatives. The case involving the putative class is captioned Ruzicka, et al. v. Interstate Brands Corp., et al. The other case is captioned McCourt, et al. v. Interstate Brands Corp. These cases are consolidated under case No. 1-03-CV-00220 (FLW) (D.N.J.) and are in their preliminary stages. As a result of our Chapter 11 filing, these cases have been automatically stayed. The named plaintiffs in both cases have filed a proof of claim in our bankruptcy case for unpaid wages. We intend to vigorously contest these lawsuits.
The EPA has made inquiries into the refrigerant handling practices of companies in our industry. In September 2000, we received a request for information from the EPA relating to our handling of regulated refrigerants, which we historically have used in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. The EPA has entered into negotiated settlements with two companies in our industry, and has offered a partnership program to other members of the bakery industry that offered amnesty from fines if participating companies converted their equipment to eliminate the use of ozone-depleting substances. Because we had previously received an information request from the EPA, the EPA/Department of Justice (DOJ) policies indicated that we were not eligible to participate in the partnership program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to reduce the use of ozone-depleting refrigerants. Prior to our Chapter 11 filing, we had undertaken negotiations with the EPA to resolve issues that may have existed regarding our historic management of regulated refrigerants. The DOJ, on behalf of the United States of America, filed a proof of claim in our bankruptcy case on March 21, 2005 based upon our refrigerant handling practices. Although the proof of claim does not set forth a specific amount, the claimants allege more than 3,400 violations during the period from 1998 through 2002 and assert that each violation is subject to penalties of up to $27,500 per day. We re-opened settlement negotiations with the DOJ and EPA and, as a result of those negotiations; we have reached an agreement in principle to settle the DOJ and EPA’s claims through an allowed, pre-petition, general unsecured claim in the amount of approximately $1.1 million, which is subject to Bankruptcy Court approval.
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
We participate in the ABA Plan and believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the PBGC (as discussed below). As of March 8, 2008, our net pension benefit obligation liability was approximately $72.0 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
In our December 2005 submission requested by the PBGC in connection with its review of the 1979 determination referred to above, we asserted our belief based on available information that treatment of the ABA Plan as a multiple employer plan will result in a significant allocation of pension plan assets to our pension plan participants. We believe that treatment of the ABA Plan as a multiple employer plan will result in a significant reduction in our net pension benefit obligation with respect to our employee participants from that which is reflected in Note 11. Employee Benefit Plans to these condensed consolidated financial statements. The ultimate outcome of this uncertainty cannot presently be determined.
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
Based upon recent actuarial estimates using statutory termination discount rates, our portion of the underfunding of the ABA Plan could be approximately $15 to $20 million, assuming the plan was characterized as a multiple employer plan. Conversely, if the plan was characterized as an aggregate of single employer plans, our portion of the underfunding could be approximately $65 to $80 million.
In light of this exposure, we believe that the inability to completely withdraw from the ABA Plan while operating under the provisions of Chapter 11 of the Bankruptcy Code could jeopardize our ability to emerge from bankruptcy and threaten our viability if we emerge. As a result, on March 14, 2008, we notified the ABA Plan that we are (1) in the process of withdrawing our active nonunion employees from the plan effective April 18, 2008 and (2) taking steps with the applicable unions to effect similar action with respect to our active union employees. Such a withdrawal would result in present plan benefit obligations remaining with the ABA Plan, while future benefits for active ABA Plan participants would be provided under a Company-sponsored plan. If we are able to withdraw from the ABA Plan while operating under the provisions of Chapter 11 of the Bankruptcy Code, any liability resulting from our withdrawal would be a general unsecured claim in our Chapter 11 case and would be treated in accordance with the terms of any plan of reorganization or as may otherwise be provided by the Bankruptcy Code, as opposed to being a post emergence liability.
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
On November 2, 2007, the Pacific Southwest Teamsters Bakery Drivers Council filed a grievance under the southern California Teamsters’ collective bargaining agreements. The grievance alleges that IBC violated the agreements by denying severance pay to Teamster-represented employees who worked under the agreements and who IBC laid-off when IBC exited the southern California bread market. IBC’s position is that the agreements do not provide for severance pay and severance related benefits for employees in the particular circumstances. The Teamsters have submitted the dispute to the arbitration procedure under the agreements. IBC will vigorously defend its position in the arbitration.
During the second quarter of fiscal 2008, we incurred a fee of $5.0 million to secure an exit financing commitment related to our Chapter 11 proceedings. We incurred additional related expenses of $0.3 million in the third quarter of fiscal 2008. Based upon our inability to meet the terms of the Facility Commitment Letter, the deferred debt fee and expenses of $5.3 million were written off as reorganization expense in the third quarter of fiscal 2008.
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

The following is the basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 8,	March 10,	March 8,	March 10,
	2008	2007	2008	2007
		(in thousands)
Weighted average common shares outstanding:
Basic and diluted	45,197	45,169	45,190	45,167

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock and deferred shares awarded, and our 6% senior subordinated convertible notes, which aggregated to approximately 12.7 million and 13.6 million for the third quarter of fiscal 2008 and 2007, respectively, and approximately 12.9 million and 13.8 million for year-to-date fiscal 2008 and 2007, respectively, because their effect would have been antidilutive. Due to our reported net losses for all periods, diluted loss per share amounts are not adjusted for the effect of dilutive stock awards.
Under an August 12, 2004 amendment to our Senior Secured Credit Facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
18. Comprehensive Loss
Reconciliations of net loss to comprehensive loss are as follows:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 8,	March 10,	March 8,	March 10,
	2008	2007	2008	2007
		(dollars in thousands)
Net loss	$(67,827)	$(42,235)	$(122,981)	$(94,851)

Other comprehensive loss:
Amortization of pension and other postretirement net credits	(1,958)	—	(4,894)	—

Comprehensive loss	$(69,785)	$(42,235)	$(127,875)	$(94,851)

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
Route sales (formerly wholesale operations) — Our route sales accounted for approximately 87.0% and 87.8% of our net sales for the sixteen weeks ended and 86.7% and 87.2% for the forty weeks ended March 8, 2008 and March 10, 2007, respectively, and consists of an aggregation of our operations that manufacture, distribute, and sell fresh baked goods utilizing our direct store delivery system.
Outlet sales (formerly retail operations) — Our outlet sales generated approximately 10.4% and 10.8% of our net sales for the sixteen weeks ended and 10.6% and 11.2% for the forty weeks ended March 8, 2008 and March 10, 2007, respectively, and consists of five regions that sell our baked goods and other food items directly to consumers through company-operated outlet locations.
Direct sales — Our direct sales generated approximately 2.6% and 1.4% of our net sales for the sixteen weeks ended and 2.7% and 1.6% for the forty weeks ended March 8, 2008 and March 10, 2007, respectively, and consists of our direct warehouse shipment program, which ships bulk packaged sweet goods and dry products, such as croutons and stuffing mix, directly to customer-owned distribution centers and public warehouses for distribution.
Our management evaluates reportable segment performance based on profit or loss from operations before other income, interest expense, and income taxes. Because of our integrated business structure, operating costs often benefit all reportable segments and must be allocated between segments. However, we do not identify or allocate fixed assets and the related depreciation and capital expenditures for long-lived assets by reportable segment and we transfer fresh goods between segments at cost without recognizing intersegment sales on these transfers. Intersegment transfers of products at cost from route sales to outlet sales aggregated approximately $27.1 million and $30.4 million for the sixteen weeks ended and $70.3 million and $83.9 million for the forty weeks ended March 8, 2008 and March 10, 2007, respectively. Intersegment transfers of products at cost from route sales to direct sales aggregated approximately $15.5 million and $9.2 million for the sixteen weeks ended and $37.9 million and $24.9 million for the forty weeks ended March 8, 2008 and March 10, 2007, respectively.
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations.

	Sixteen Weeks Ended		Forty Weeks Ended
	March 8,	March 10,	March 8,	March 10,
	2008	2007 (A)	2008 (B)	2007 (A)(B)
		(dollars in thousands)
Net Sales
Route sales	$701,787	$756,113	$1,856,324	$1,934,219
Outlet sales	83,621	93,064	225,923	247,940
Direct sales	20,874	12,464	58,967	35,640

Total net sales	$806,282	$861,641	$2,141,214	$2,217,799

Segment Income
Route sales	$(17,768)	$3,687	$11,890	$16,282
Outlet sales	2,858	1,556	15,298	6,557
Direct sales	1,739	706	5,487	2,899

Total segment income	(13,171)	5,949	32,675	25,738
Corporate	(23,238)	(25,615)	(86,094)	(59,914)

Total operating loss	(36,409)	(19,666)	(53,419)	(34,176)

Interest expense	13,735	14,673	36,018	38,831
Reorganization charges	17,904	9,980	36,809	26,687
Other income	(45)	(44)	29	(1,120)

	31,594	24,609	72,856	64,398

Loss before income taxes	(68,003)	(44,275)	(126,275)	(98,574)
Provision (benefit) for income taxes	(176)	(2,040)	(3,294)	(3,723)

Net loss	$(67,827)	$(42,235)	$(122,981)	$(94,851)

(A)	Prior year’s amounts have been revised to reflect the current fiscal year’s segment reporting presentation.

(B)	The corporate operating loss for the forty weeks ended March 8, 2008 includes approximately $22.0 million for restructuring activities, loss on sale or abandonment, and impairment of fixed assets. For the same period of the prior year we have a net credit of approximately $1.2 million related to restructuring credits and loss on sale or abandonment.
20. Subsequent Events
On April 2, 2008, IBC proposed a fifth amendment to the Amended and Restated Revolving Credit Agreement (the DIP Fifth Amendment). If accepted by the lenders and approved by the Bankruptcy Court, the fifth amendment would, among other things, (1) increase the aggregate principal amount available to $250,000,000; (2) extend the maturity date to September 30, 2008; (3) require the Borrowers to (a) request proposals for the sale of Borrowers and their assets by April 21, 2008 if the Borrowers have not previously (i) filed a reorganization plan that provides for the refinancing of the DIP Facility and has the publicly announced support of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union and the International Brotherhood of Teamsters and (ii) obtained firm commitments for the funding of all exit financing necessary for consummation of the reorganization plan, and (b) deliver by June 30, 2008 a schedule of asset sales which the Borrowers reasonably expect will generate proceeds sufficient to reduce the outstanding commitments under the DIP Facility to zero prior to the maturity date of the DIP Facility if the reorganization plan has not been consummated and the obligations under the DIP Facility have not been paid in full; and (4) change the borrowing base formula and change or extend certain covenants set forth in the DIP Facility.
Since proposing the DIP Fifth Amendment, we commenced negotiations with certain of the lenders under our DIP Facility and other interested parties to instead enter into an amended and restated credit facility to replace the current DIP Facility (the Amended and Restated DIP Facility), as an alternative to the previously proposed DIP Fifth Amendment. We believe we have reached an agreement in principle with these lenders and other parties and expect to finalize all appropriate documentation for the Amended and Restated DIP Facility in time to seek court approval of that agreement at a hearing scheduled before the bankruptcy court on April 29, 2008. The Amended and Restated DIP Facility contemplated by the agreement in principle has a maturity date of September 30, 2008 and increases the aggregate principal amount available for borrowing to $250 million, as had been contemplated by the DIP Fifth Amendment. The Amended and Restated DIP Facility would be on substantially the same terms as the current DIP Facility, as we had proposed to amend such facility through the DIP Fifth Amendment, except that the interest rate on borrowing thereunder would increase to LIBOR + 3.0% with respect to $90 million in loan commitments and LIBOR + 4.5% with respect to $160 million in loan commitments. We estimate that fees approximating $7.8 million will be incurred by the Company upon the effectiveness of the Amended and Restated DIP Facility. The obligations of the lenders to enter into the Amended and Restated DIP Facility will be subject to terms and conditions, including the negotiation of final documentation that is satisfactory to the lenders. If the lenders execute and deliver to us the definitive documentation for the Amended and Restated DIP Facility, it would remain subject to Bankruptcy Court approval prior to becoming effective.

On March 14, 2008, we notified the ABA Plan that we are (1) in the process of withdrawing our active nonunion employees from the plan effective April 18, 2008 and (2) taking steps with the applicable unions to effect similar action with respect to our active union employees. Such a withdrawal would result in present plan benefit obligations remaining with the ABA Plan, while future benefits for active ABA Plan participants would be provided under a Company-sponsored plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements, notes, and tables included elsewhere in this report, as well as, the more detailed Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contained in our 2007 Annual Report on Form 10-K and first and second quarter Forms 10-Q. This MD&A may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See Forward-Looking Statements for further information.
COMPANY OVERVIEW
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh baked bread and sweet goods in the United States, producing, marketing, distributing and selling a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products. Our various brands are positioned across a wide spectrum of consumer categories and price points. We currently operate 41 bakeries and approximately 730 bakery outlets located in strategic markets throughout the United States. Our sales force delivers baked goods from approximately 600 distribution centers on over 6,000 delivery routes.
OVERVIEW OF CERTAIN TRENDS AND EVENTS AFFECTING OPERATIONS, FINANCIAL POSITION AND LIQUIDITY
The major ingredients and energy used to produce our products, and the energy used to distribute them (primarily motor vehicle fuels), are commodities that are generally widely available and that fluctuate in price, sometimes rapidly. Although we utilize commodity hedging derivatives to protect against price increases, there can be no assurance that our hedging strategies will be successful in mitigating future fluctuations in the prices of such commodities. Numerous commodities we buy are currently at, or are close to, all-time high prices. The increase in commodity prices has had a significant negative impact on our margins. In an effort to offset the negative impact of this trend, we have increased the prices of our products and intend to implement future price increases as warranted. Notwithstanding the impact of this trend of increasing commodity costs on the industry as a whole, we can provide no assurance that our price increases will offset the negative impact of these rising costs, that we will not experience unit volume declines as result of our actions or that competitive pressures will allow us to implement future price increases or maintain current pricing in the future. Additionally, our current financial situation could impede our ability to manage commodity price risks.
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

RESULTS OF OPERATIONS
The following table sets forth the relative percentages that certain income and expense items bear to net sales:

	Sixteen Weeks Ended		Forty Weeks Ended
	March 8,	March 10,	March 8,	March 10,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	51.7	51.1	50.9	51.4
Selling, delivery and administrative expenses	49.7	48.4	48.2	47.7
Restructuring (credits) charges	—	—	0.4	(0.2)
Depreciation and amortization	2.6	2.6	2.4	2.5
Loss on sale or abandonment of assets	0.4	0.2	0.1	0.1
Property and equipment impairment	0.1	—	0.5	—

Operating loss	(4.5)	(2.3)	(2.5)	(1.5)
Interest expense	1.7	1.7	1.7	1.8
Reorganization charges	2.2	1.1	1.7	1.2
Other (income) expense	—	—	—	(0.1)

Loss before income taxes	(8.4)	(5.1)	(5.9)	(4.4)
Income taxes	—	(0.2)	(0.2)	(0.1)

Net loss	(8.4)%	(4.9)%	(5.7)%	(4.3)%

Net Sales
(dollars in thousands)

	Sixteen Weeks Ended					Forty Weeks Ended
					%					%
	March 8,		March 10,		Increase /	March 8,		March 10,		Increase /
	2008	%	2007	%	(Decrease)	2008	%	2007	%	(Decrease)

Route sales	$701,787	87.0%	$756,113	87.7%	(7.2)%	$1,856,324	86.7%	$1,934,219	87.2%	(4.0)%
Outlet sales	83,621	10.4	93,064	10.8	(10.2)	225,923	10.5	247,940	11.2	(8.9)
Direct sales	20,874	2.6	12,464	1.5	67.5	58,967	2.8	35,640	1.6	65.5

Total net sales	$806,282	100.0%	$861,641	100.0%	(6.4)%	$2,141,214	100.0%	$2,217,799	100.0%	(3.5)%

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
Consolidated Net Sales
Net sales for the third quarter of fiscal 2008, the sixteen weeks ended March 8, 2008, were approximately $806.3 million, a decrease of approximately $55.3 million, or 6.4%, from net sales of approximately $861.6 million in the same period in fiscal 2007. Year-to-date net sales for the forty week period decreased approximately $76.6 million, or 3.5%, to approximately $2,141.2 million, from net sales of approximately $2,217.8 million for the same period in fiscal 2007.
Route net sales. Route net sales for the third quarter of fiscal 2008 were approximately $701.8 million, a decrease of approximately $54.3 million, or 7.2%, from net sales of approximately $756.1 million in the third quarter of fiscal 2007. Year-to-date route net sales for fiscal 2008 decreased approximately $77.9 million, or 4.0%, to approximately $1,856.3 million from net sales of approximately $1,934.2 million for the same period in fiscal 2007. On October 20, 2007, we exited the bread market in our Southern California market area. Included in our reduction in net sales for the quarter and year-to-date ended March 8, 2008, as compared to the same periods in fiscal 2007, are reductions in net sales of approximately $41.6 million and $52.6 million, respectively, which reflect our exit of the bread market in Southern California. The decrease in net sales for the third quarter and year-to-date of fiscal 2008 further reflected unit volume declines for the quarter and year-to-date periods, adjusted for our exit of the bread market in Southern California, of approximately 9.7% and 7.7%, respectively, as compared to the same periods in the prior year. Our net sales decreases also were the result of reduced demand for our products principally related to price increases, changes to the depth and frequency of our promotional activities, and market actions by our competitors. These decreases were partially offset by an overall unit value increase for the quarter and year-to-date related to our strategic price increases and product mix changes of approximately 7.0% and 6.1%, respectively, when compared to the same periods of the prior year.
Outlet net sales. Outlet net sales for the third quarter of fiscal 2008 were approximately $83.6 million, a decrease of approximately $9.5 million, or 10.2%, from net sales of approximately $93.1 million when compared to the same period in fiscal 2007. Year-to-date outlet net sales for fiscal 2008 decreased approximately $22.0 million or 8.9%, to approximately $225.9 million from outlet net sales of approximately $247.9 million when compared to the same period in fiscal 2007. The decline in revenue for both periods is attributable to the closing of retail outlets in conjunction with our restructuring efforts and a decrease in same store net sales related to the effects of retail price increases of 2.0% and 1.6%, respectively, for the third quarter and year-to-date periods.
Direct net sales. Direct net sales for the third quarter of fiscal 2008 were approximately $20.9 million, an increase of approximately $8.4 million, or 67.5%, from net sales of approximately $12.5 million for the same period in fiscal 2007. The year-to-date direct net sales for fiscal 2008 increased approximately $23.4 million, or 65.5%, to approximately $59.0 million from direct net sales of approximately $35.6 million when compared to the same period of the previous year. This increase in net sales for both periods is primarily attributable to an increase in direct net sales of our sweet goods through warehouse distribution.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was approximately $389.1 million, or 48.3% of net sales, for the third quarter of fiscal 2008, in comparison with approximately $421.4 million, or 48.9% of net sales, for the same period in fiscal 2007. Year-to-date gross profit was approximately $1,052.3 million, or 49.1% of net sales, in comparison with approximately $1,077.9 million, or 48.6% of net sales, for the same period in fiscal 2007.
Total gross margin for the third quarter of fiscal 2008 decreased 0.6% of net sales compared to the same period in fiscal 2007. We experienced sharp increases in our commodity costs, as well as continued increases in our other components of production. On a cost per pound basis, direct component costs per pound for the third quarter of fiscal 2008 increased approximately 16.9% when compared to fiscal 2007. These direct component costs, when compared on a cost per pound of production with fiscal 2007, increased 13.4% for ingredients, 0.8% for packaging, and 2.7% for labor. These cost increases were only partially offset by the effects of our strategic pricing actions and improved management of our product return levels. Additionally, costs for products purchased from third party suppliers for both route and outlet resale decreased 0.7% of net sales. These lower costs resulted from our decreased distribution of lower margin products, as well as volume declines due to our outlet closings.
Total year-to-date gross margin increased 0.5% of net sales when compared to the same period in fiscal 2007. Our increase in gross margin resulted from the effect of our strategic pricing actions to increase net revenue and improved management of our product return levels. Additionally, costs for products purchased from third party suppliers for both route and outlet resale decreased 0.3% of net sales. These lower costs resulted from our decreased distribution of lower margin products, as well as volume declines due to our outlet closings. Our gross margin increase was partially offset by increases in our component costs of production. On a cost per pound basis, direct component costs per pound increased approximately 10.5% when compared to fiscal 2007. These direct component costs, when compared on a cost per pound of production with fiscal 2007, increased 7.4% for ingredients, 0.7% for packaging, and 2.4% for labor.
Selling, Delivery and Administrative Expenses
Selling, delivery and administrative expenses were approximately $400.9 million, representing 49.7% of net sales, for the third quarter of fiscal 2008 compared to approximately $417.3 million, or 48.4% of net sales, in the same period in fiscal 2007. Year-to-date selling, delivery and administrative expenses for fiscal 2008 amounted to approximately $1,032.1 million, or 48.2% of net sales, from approximately $1,058.7 million, or 47.7% of net sales, for the same period in the prior year.
For the third quarter of fiscal 2008, the increase in selling, delivery and administrative expenses as a percent of net sales was 1.3% when compared to the same period of the previous year. Our energy costs increased 0.6% as a percent of net sales and are directly related to the cost increase for fuel used in our transportation and route operations. In addition, our workers’ compensation, advertising and delivery and distribution costs as a percent of net sales increased 0.4%, 0.2% and 0.2%, respectively, when compared to the same period of the prior year. Our workers’ compensation increase resulted principally from increases in state assessments and increases in claims handling charges. Delivery and distribution cost increases generally resulted from increased costs to maintain our aging fleet of delivery vehicles and an increase in external delivery charges. Corporate and administrative charges declined as a percent of net sales by 0.2% when compared to the same period of the prior year due to reduced professional fees and the reversal of certain incentive accruals. All other costs combined increased 0.1% as a percent of net sales when compared to the same period in the prior year.
On a year-to-date basis, we experienced a 0.5% increase in selling, delivery and administrative expense as a percent of net sales when compared to the same period in the prior year. Workers’ compensation and energy costs both rose as a percent of net sales by 0.2% when compared to the same period of the prior year. The workers’ compensation increase reflected the effect of increases experienced in the third quarter of fiscal 2008. Energy cost increases resulted from the increasing fuel costs experienced in the second and third quarters of fiscal 2008. Advertising costs rose as a percent of net sales by 0.1%, while labor costs decreased by 0.1% when compared to the same period of the prior year. Our labor and labor-related cost reduction was the result of reduced labor expense from the closure of outlet locations and decreased over-the-road transportation labor resulting from reduced volumes and distribution efficiencies. All other costs combined increased 0.1% as a percent of net sales when compared to the same period in the prior year.
Restructuring Charges (Credits)
During the third quarter of fiscal 2008, we incurred net restructuring charges of approximately $0.2 million related principally to the Southern California and sales restructuring plans initiated in fiscal 2008. This compares to net restructuring credits of approximately $0.2 million for the same period in fiscal 2007. Year-to-date, we incurred net restructuring charges of approximately $8.1 million related principally to the Southern California and sales restructuring plans initiated in fiscal 2008 as compared to net restructuring credits of approximately $3.9 million for the same period of the prior year.
The net restructuring charges in the third quarter of fiscal 2008 included net gains of approximately $0.8 million on sale of real estate, additional exit costs of approximately $1.3 million related to relocation, taxes, security, utilities, and cleanup of assets held for sale and related benefit credits of approximately $0.3 million, which were principally adjustments to accruals related to the exit of the bread market in Southern California and our sales restructuring activities. In the third quarter of fiscal 2007, we recognized severance credits of approximately $0.6 million offset by exit costs related to relocation, taxes, security, utilities and cleanup of assets held for sale of approximately $0.4 million.
The net restructuring charges year-to-date for fiscal 2008 included net gains on sale of real estate of approximately $1.3 million, additional exit costs related to relocation, taxes, security, utilities and cleanup of assets held for sale of approximately $2.1 million and severance costs of approximately $7.3 million, which were principally related to the exit of the bread market in Southern California. We recognized net gains on sale of real estate of approximately $5.2 million, additional exit costs related to relocation, taxes, security, utilities and cleanup of assets held for sale of approximately $1.7 million and a severance credit of approximately $0.4 million for the same period of the prior year.
Property and Equipment Impairment
In the third quarter of fiscal 2008, we impaired two properties for a net amount of $0.4 million to reduce their carrying value to net realizable value upon classification to assets held for sale. Additionally, on October 20, 2007, we exited the bread market in Southern California, which entailed the closure of four bakeries and consolidating routes and distribution centers. Through the second quarter of fiscal 2008 we had recorded a net impairment charge of approximately $9.8 million for the planned disposal of the related assets. There was no property and equipment impairment for either of the comparable periods in fiscal 2007.
Operating Loss
(dollars in thousands)

	Sixteen Weeks Ended				Forty Weeks Ended
	March 8,		March 10,		March 8,		March 10,
	2008	%	2007	%	2008	%	2007	%

Segment Income
Route sales	$(17,768)	48.8%	$3,687	(18.8)%	$11,890	(22.3)%	$16,282	(47.6)%
Outlet sales	2,858	(7.8)	1,556	(7.9)	15,298	(28.6)	6,557	(19.2)
Direct sales	1,739	(4.8)	706	(3.6)	5,487	(10.3)	2,899	(8.5)

Total segment income	(13,171)	36.2	5,949	(30.3)	32,675	(61.2)	25,738	(75.3)
Corporate	(23,238)	63.8	(25,615)	130.3	(86,094)	161.2	(59,914)	175.3

Total operating loss	$(36,409)	100.0%	$(19,666)	100.0%	$(53,419)	100.0%	$(34,176)	100.0%

Consolidated Operating Loss
Based upon the above factors, the operating loss for the sixteen weeks in the third quarter of fiscal 2008 was approximately $36.4 million; an increase of approximately $16.7 million from the prior year’s operating loss of approximately $19.7 million. Our operating losses for the third quarter of fiscal 2008 and 2007 included charges to operations totaling approximately $3.9 million and $1.8 million, respectively, for restructuring activities, loss on sale or abandonment of assets and impairment of property and equipment. Our fiscal 2008 forty week year-to-date operating loss was approximately $53.4 million, an increase of approximately $19.2 million from the same period in the prior year of approximately $34.2 million. Our year-to-date operating loss for fiscal 2008 included charges to operations totaling approximately $22.0 million for restructuring costs, loss on sale or abandonment of assets and impairment of property and equipment. For the same period of the previous year, we recognized net credits of approximately $1.2 million related to restructuring credits, principally resulting from gains on sales of assets, and loss on sale or abandonment of assets.
Route operating income. Route operations for the third quarter of fiscal 2008 experienced a loss of approximately $17.8 million, representing a decrease of approximately $21.5 million from route operating income of approximately $3.7 million in the third quarter of fiscal 2007. The third quarter decrease in route operating income was attributable to a decrease of approximately $54.3 million in net route sales partially offset by a decrease in route operating costs of approximately $32.8 million when compared to the same period in the previous year. On a year-to-date basis, route operating income for fiscal 2008 was approximately $11.9 million, representing a decrease of approximately $4.4 million from operating income of approximately $16.3 million for the same period of the prior year. The fiscal 2008 year-to-date decrease in route operating income was attributable to a decrease of approximately $77.9 million in net route sales partially offset by a decrease of approximately $73.5 million in route operating expenses when compared to the same period in the prior year.
Outlet operating income. Outlet operating income for the third quarter of fiscal 2008 was approximately $2.9 million, representing an increase of approximately $1.3 million from outlet operating income of approximately $1.6 million in the third quarter of fiscal 2007. The third quarter increase in outlet operating income was attributable to a decrease of approximately $10.7 million in outlet operating costs partially offset by a decrease in net outlet sales of approximately $9.4 million when compared to the same period in the previous year. On a year-to-date basis, outlet operating income for fiscal 2008 was approximately $15.3 million, representing an increase of approximately $8.7 million from an operating income of approximately $6.6 million for the same period of the prior year. The fiscal 2008 year-to-date increase in outlet operating income was attributable to a decrease of approximately $30.7 million in outlet operating costs partially offset by a decrease of approximately $22.0 million in net outlet sales when compared to the same period in the prior year as we continue to identify and close less profitable outlet locations.
Direct operating income. Direct operating income for the third quarter of fiscal 2008 was approximately $1.7 million, representing an improvement of approximately $1.0 million from operating income of approximately $0.7 million in the third quarter of fiscal 2007. The increase in direct operating income for the quarter was attributable to an increase in net sales of approximately $8.4 million partially offset by an increase in operating costs of approximately $7.4 million when compared to the same period of the prior year. On a year-to-date basis, direct operating income for fiscal 2008 was approximately $5.5 million, representing an improvement of approximately $2.6 million from operating income of approximately $2.9 million for the same period of the prior year. The fiscal 2008 year-to-date increase in direct operating income was attributable to an increase in direct net sales of approximately $23.3 million partially offset by an increase in operating costs of approximately $20.7 million.
Reorganization Charges
For the sixteen weeks ended March 8, 2008, reorganization charges that we incurred under our bankruptcy proceedings were approximately $17.9 million. The cost of these activities included (1) professional fees and similar types of expenses of approximately $14.2 million related to the Chapter 11 proceedings; (2) a credit for an accrual adjustment for employee retention expense of approximately $0.1 million; (3) lease rejection charges of approximately $0.4 million; (4) interest income of approximately $0.5 million; (5) credits of approximately $1.4 million resulting from gains realized on asset sales and; (6) a write-off of deferred debt fees and expenses of $5.3 million related to the expiration of our exit financing commitment (see Note 8. Debt).
Reorganization charges for the sixteen weeks ended March 10, 2007 were approximately $10.0 million, including approximately (1) $10.5 million of professional fees; (2) $0.3 million in payroll related charges to retain key employees during our reorganization; and (3) $0.8 million of interest income.
For the forty weeks ended March 8, 2008 reorganization charges were approximately $36.8 million and included (1) professional fees of approximately $34.1 million; (2) a credit for an accrual adjustment for employee retention expense of approximately $0.2 million; (3) lease rejection charges of approximately $0.6 million; (4) interest income of approximately $1.4 million; (5) gains realized on asset sales of $1.6 million; and (6) a write-off of deferred debt fees and expenses of $5.3 million related to the expiration of our exit financing commitment.
Third quarter year-to-date reorganization charges for fiscal 2007 were approximately $26.7 million and included (1) professional fees of approximately $29.0 million; (2) employee retention expense of approximately $1.0 million; (3) interest income of approximately $2.5 million; and (4) gains realized on asset sales of approximately $0.8 million.
Interest Expense
Net interest expense for the third quarter of fiscal 2008 was approximately $13.7 million, representing a decrease of approximately $0.9 million when compared to approximately $14.6 million in the third quarter of fiscal 2007. This decrease resulted from lower interest rates, which were partially offset by an increase in funded debt.
Year-to-date interest expense was approximately $36.0 million, representing a decrease of approximately $2.8 million when compared to approximately $38.8 million for the same period of fiscal 2007. This decrease resulted from a reduction of funded debt totaling approximately $45.0 million with lower interest rates and a decrease in collateral review fees.
Provision (Benefit) for Income Taxes
The effective income tax benefit rates were 2.6% and 3.8% for year-to-date fiscal 2008 and fiscal 2007, respectively. Our effective income tax rate for fiscal 2008 was negatively impacted by the adoption of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), on June 3, 2007. Additionally, our effective income tax rates for year-to-date fiscal 2008 and 2007 were negatively impacted by valuation allowances recorded because we do not believe that it is more likely than not that our net operating losses and certain other deferred tax assets will be able to be utilized in future years. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
CASH RESOURCES AND LIQUIDITY
CASH FLOWS
During the forty weeks ended March 8, 2008, the Company used $44.3 million of cash, which was the net impact of $31.6 million in cash used in operating activities, $16.9 million in cash used in investing activities, and $4.2 million in cash from financing activities.
Cash Used In Operating Activities
Cash used in operating activities for fiscal 2008 was $31.6 million, which represents an increase of $0.8 million from cash used in the same period in fiscal 2007 of $30.8 million. While we posted a net loss of $123.0 million during the forty week period, some items contributing to the loss were non-cash items, including $51.6 million related to depreciation and amortization, $11.5 million in losses on sale, write-down or abandonment of assets, and $5.3 million write-off through reorganization expense of the Silver Point Finance L.L.C. commitment fees and related debt costs. Changes in working capital components generated $13.9 million in cash during the forty week fiscal period primarily due to (1) a decrease in accounts receivable of $17.3 million; (2) a reduction in inventories of $8.1 million; and (3) other items totaling $2.5 million offset by (4) a decrease in accounts payable and accrued expense of $14.0 million. The decrease in accounts receivable and inventory were largely driven by our exit from the Southern California bread market. For fiscal 2007, changes in working capital components generated cash of $9.2 million.
Cash From (Used In) Investing Activities
Cash used in investing activities to date during fiscal 2008 was $16.9 million, an $85.5 million reduction from the cash generated during fiscal 2007 of $68.6 million. This significant decrease is primarily attributable to the release, pursuant to the eighth amendment to the DIP Facility, of restricted cash previously held as collateral and unavailable to the Company in the amount of $89.2 million (excluding interest earned) at August 25, 2006, the effective date of the eighth amendment to the DIP Facility. During the forty week period of fiscal 2008, we received $6.6 million in asset sale proceeds and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $6.5 million to date (excluding interest earned). We used $17.0 million to acquire property, equipment and software assets. During the same period in fiscal 2007, we received asset sale proceeds in the amount of $14.4 million and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $12.5 million. During the same period in fiscal 2007, purchases of property, equipment and software assets totaled $22.8 million.
Cash From (Used In) Financing Activities
Cash from financing activities to date in fiscal 2008 was $4.2 million, $49.2 million more than the cash used during the same period in fiscal 2007 of $45.0 million. The cash used during 2007 is primarily due to a payment of our pre-petition secured debt of $45.4 million. The previously discussed eighth amendment to the DIP Facility released restricted cash plus accumulated interest in the amount of $90.7 million effective August 25, 2006 and required that $45.4 million of such amount be used to reduce the outstanding balance of the pre-petition senior secured debt. This compares to cash from financing activities in fiscal 2008 of $4.2 million due primarily to DIP facility borrowings of $9.0 million and an increase in our pre-petition senior secured revolving credit facility of $2.5 million due to letter of credit draws offset by $6.6 million in debt fees, including the $5.3 million for the Silver Point Finance L.L.C. commitment fee and related debt costs.
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
At March 8, 2008, under our pre-petition Senior Secured Credit Facility, we owed $374.1 million in term loans and $76.1 million in a revolver loan. In addition, at March 8, 2008, we had issued $85.1 million in letters of credit under our revolver loan.
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
The foregoing commitments regarding our pre-petition senior secured term and revolving credit facilities and our 6% senior subordinated convertible notes due August 15, 2014 include significant obligations that occurred prior to our bankruptcy filing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, the commitments shown above may not reflect actual cash outlays in future periods.
As a result of the Chapter 11 filing, our principal sources of liquidity used in funding short-term operating expenses, supplies and employee obligations include cash balances, operating and investing cash flows and the $200.0 million debtor-in-possession Revolving Credit Agreement (as amended, the DIP Facility) (as discussed below).

DIP Facility
Subsequent to the Petition Date, the Company and a syndicate of lenders, including JPMorgan Chase Bank, entered into the DIP Facility to provide up to $200.0 million in post-petition financing. The DIP Facility has been amended numerous times, including the most recent amendments dated December 19, 2007. The DIP Facility expires on the occurrence of an event that constitutes a termination date as defined in the DIP Facility agreement or, if no such event has occurred, pursuant to an extension, on June 2, 2008. All outstanding borrowings under the DIP Facility, if any, are due and payable on the termination date. The obligations under the DIP Facility are secured by a superpriority lien against our assets in favor of the DIP lenders. The DIP Facility may be utilized for the issuance of letters of credit up to an aggregate amount equal to $150.0 million, which amount was increased from the original limitation of $75.0 million as a result of prior amendments. In connection with entering into the DIP Facility, we also make periodic adequate protection payments to our pre-petition senior secured lenders in the form of interest, fees and expenses based on amounts owed under the pre-petition Senior Secured Credit Facility.
As of March 8, 2008, we had approximately $23.0 million in available cash and $52.6 million available for borrowing under the DIP Facility. This compares to the $67.2 million in available cash and $90.3 million available for borrowing under the DIP Facility as of June 2, 2007. These amounts of available cash exclude $28.4 million and $32.9 million at March 8, 2008 and June 2, 2007, respectively, related to checks written in excess of recorded balances included in accounts payable on our consolidated balance sheets. As of March 8, 2008, we had borrowed $9.0 million under the DIP Facility. The DIP Facility was also utilized to support the issuance of letters of credit in the amount of $129.1 million primarily to support our workers’ compensation and auto liability insurance programs. The borrowings and letters of credit were partially collateralized by approximately $22.0 million of restricted cash as required by the DIP Facility.
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
In addition, payment under the DIP Facility may be accelerated following certain events of default, including, but not limited to, (1) the conversion of any of the bankruptcy cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (2) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; and (3) a change of control (as defined in the DIP Facility). Notwithstanding acceleration pursuant to an event of default, the maturity date of the DIP Facility is June 2, 2008, although we are seeking to increase the amount of the DIP Facility and extend the maturity date as previously noted and as further discussed below.
At March 8, 2008, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
To date in fiscal 2008, the following amendments to the DIP Facility have been completed. On October 1, 2007, we entered into the first amendment to the Amended and Restated Revolving Credit Agreement, which among other things, (1) amended the definition of the Borrowing Base to include an additional reserve of $10.0 million until such time as the Bankruptcy Court enters a final order approving (a) a disclosure statement that provides for payment in full of the DIP Facility obligations, and (b) evidence of a commitment for exit financing associated with a plan of reorganization; and (2) increased the maximum allowable cash restructuring charges incurred since December 17, 2006 to the end of the DIP Facility from $10.0 million to $23.0 million.
The second amendment to the Amended and Restated Revolving Credit Agreement, dated November 29, 2007, changed the date for delivery of a revised plan detailing the Borrower’s proposed strategy for maximizing the value of the bankruptcy estates.
On December 19, 2007, we entered into the third amendment to the Amended and Restated Revolving Credit Agreement, which among other things, (1) extended the maturity date from February 9, 2008 to June 2, 2008; (2) redefined the real property component of the borrowing base to the lesser of (a) $80.0 million or (b) 40% of the borrowing base inclusive of the real property component but excluding the plan reserve; (3) amended the permitted capital expenditures by fiscal quarter through the quarter ending May 31, 2008; and (4) amended the minimum cumulative consolidated EBITDA by fiscal quarter through the quarter ending May 31, 2008. Concurrent with the execution of the third amendment, a fourth amendment was executed to reallocate the commitment among the consenting lenders.
On April 2, 2008, IBC proposed a fifth amendment to the Amended and Restated Revolving Credit Agreement (the DIP Fifth Amendment). If accepted by the lenders and approved by the Bankruptcy Court, the fifth amendment would, among other things, (1) increase the aggregate principal amount available to $250 million; (2) extend the maturity date to September 30, 2008; (3) require the Borrowers to (a) request proposals for the sale of Borrowers and their assets by April 21, 2008 if the Borrowers have not previously (i) filed a reorganization plan that provides for the refinancing of the DIP Facility and has the publicly announced support of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union and the International Brotherhood of Teamsters and (ii) obtained firm commitments for the funding of all exit financing necessary for consummation of the reorganization plan, and (b) deliver by June 30, 2008 a schedule of asset sales which the Borrowers reasonably expect will generate proceeds sufficient to reduce the outstanding commitments under the DIP Facility to zero prior to the maturity date of the DIP Facility if the reorganization plan has not been consummated and the obligations under the DIP Facility have not been paid in full; and (4) change the borrowing base formula and change or extend certain covenants set forth in the DIP Facility.
Since proposing the DIP Fifth Amendment, we commenced negotiations with certain of the lenders under our DIP Facility and other interested parties to instead enter into an amended and restated credit facility to replace the current DIP Facility (the Amended and Restated DIP Facility), as an alternative to the previously proposed DIP Fifth Amendment. We believe we have reached an agreement in principle with these lenders and other parties and expect to finalize all appropriate documentation for the Amended and Restated DIP Facility in time to seek court approval of that agreement at a hearing scheduled before the bankruptcy court on April 29, 2008. The Amended and Restated DIP Facility contemplated by the agreement in principle has a maturity date of September 30, 2008 and increases the aggregate principal amount available for borrowing to $250 million, as had been contemplated by the DIP Fifth Amendment. The Amended and Restated DIP Facility would be on substantially the same terms as the current DIP Facility, as we had proposed to amend such facility through the DIP Fifth Amendment, except that the interest rate on borrowing thereunder would increase to LIBOR + 3.0% with respect to $90 million in loan commitments and LIBOR + 4.5% with respect to $160 million in loan commitments. We estimate that fees approximating $7.8 million will be incurred by the Company upon the effectiveness of the Amended and Restated DIP Facility. The obligations of the lenders to enter into the Amended and Restated DIP Facility will be subject to terms and conditions, including the negotiation of final documentation that is satisfactory to the lenders. If the lenders execute and deliver to us the definitive documentation for the Amended and Restated DIP Facility, it would remain subject to Bankruptcy Court approval prior to becoming effective. There can be no assurance that (i) we will be able to obtain the financing contemplated above, (ii) we will be able to satisfy all the conditions to the lenders’ obligations and ultimately receive financing pursuant to the Amended and Restated DIP Facility, (iii) the terms of the proposed Amended and Restated DIP Facility will not change, or (iv) the Bankruptcy Court will approve the terms and conditions of the Amended and Restated DIP Facility.
Failure to obtain such financing pursuant to the Amended and Restated DIP Facility and approval by the Bankruptcy Court would have a material adverse impact on our liquidity and ability to continue as a going concern and we could be forced to cease operations in order to conserve cash. In that event, we do not believe that our cash balances, operating and investing cash flows and availability under our DIP Facility will be sufficient to fund operations until we are able to either confirm a plan of reorganization and emerge from the Chapter 11 process or sell the business or assets of the Company. Since the existing DIP Facility requires all net proceeds from asset sales be used to repay the loans and collateralize the letters of credit issued thereunder, we also will need further agreement from the lenders in order to use asset sale proceeds to address our liquidity problems, which we may not receive. In addition, Bankruptcy Court approval will be required in the event we begin a process to sell or liquidate assets, which approval may not be granted.
We anticipate that (i) our near term cash flow will be negative due to continued high fuel and ingredient costs and restructuring costs and fees, and (ii) it is unlikely that we will emerge from bankruptcy prior to June 2, 2008, the current expiration of the DIP Facility. Should we be unable to obtain lender and Bankruptcy Court approval for the Amended and Restated DIP Facility or otherwise extend the term of the DIP Facility, the lenders under the DIP Facility would have the right on June 2, 2008 to declare all of our borrowings thereunder immediately due and payable and to pursue other remedies provided for under the DIP Facility absent repayment in full by the Company.
Since the Petition Date, we have been actively engaged in restructuring our operations and selling assets no longer necessary to our operations. We continue to analyze our business based on a number of factors including, but not limited to, historical sales results, expected future sales results, cash availability, production costs, utilization of resources, and manufacturing and distribution efficiencies. As part of our restructuring efforts we are evaluating various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring, filing a new plan of reorganization, amending the plan of reorganization previously filed with the Bankruptcy Court, or any combination of these options. As we discussed above, we are seeking an extension of the maturity date and increase in amounts available for borrowing under our debtor-in-possession credit facility to provide adequate time to complete these restructuring activities. In addition, we may need to seek additional extensions of the maturity date or an increase in borrowing availability under any debtor-in-possession credit facility. There can be no assurance that we will be successful in extending or increasing the borrowing availability under the debtor-in-possession credit facility or that we can do so on terms favorable to us. Failure to obtain any such extension or increase in borrowing availability or replacement financing, if needed, would have a material adverse impact on our liquidity and ability to operate as a going concern.
Our future capital requirements will depend on many factors, including our evaluation of various alternatives in connection with our restructuring, the ultimate form of our plan of reorganization, if any, the aggregate amount to be distributed to creditors to satisfy claims, the amount of any unknown claims or contingent claims from creditors or equity holders, the outcome of litigation and the costs of administering the Chapter 11 process, including legal and other fees. At this time it is not possible to predict the exact amount or nature of such future capital requirements. In addition, there can be no guarantee that additional capital will be available to us, or that such capital will be available on favorable terms. Failure to maintain adequate sources of capital would have a material adverse impact on our liquidity and ability to continue as a going concern.
Our financial statements are prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Chapter 11 filing process and our recurring losses from operations, negative working capital, and downward sales trends, along with our potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to evaluate and execute various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a plan of reorganization, our ability to comply with the terms of the debtor-in-possession credit facility, our ability to negotiate an extension of and increase in the amount of our debtor-in-possession credit facility, our ability to implement our restructuring activities, our ability to obtain concessions from our labor unions, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. Further, the value of debt and equity interests may be significantly or completely impaired in the event of a liquidation or conversion to a Chapter 7 proceeding.
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
FORWARD-LOOKING STATEMENTS
Some information contained in or incorporated by reference herein may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements that reflect, when made, our views with respect to current events and financial performance. These forward-looking statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. These forward-looking statements are not historical in nature and include statements relating to, among other things:

•	our ability to continue as a going concern;

•	our ability to obtain court approval with respect to motions filed by us from time to time in the Chapter 11 proceeding;

•	our ability to operate pursuant to the covenants, terms and certifications of the DIP Facility;

•	our ability to successfully negotiate an extension and increase in the amount available under our DIP Facility, which, pursuant to an extension, expires on June 2, 2008;

•	our ability to implement our business plan developed as a basis for our discussion regarding one or more plans of reorganization;

•	our ability to obtain concessions from our unionized workforce to reduce costs and allow for greater flexibility in the method and manner of distributing our products;

•	our ability to develop, propose, confirm, and consummate one or more plans of reorganization with respect to the Chapter 11 proceeding;

•	our ability to obtain the financing necessary to implement our business plan and emerge from Chapter 11;

•	risks associated with third parties seeking and obtaining court approval for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	risks associated with cost increases in materials, ingredients, energy, and employee wages and benefits;

•	risks associated with our restructuring activities, including the risks associated with achieving the desired savings in connection with our profit center restructuring and bakery and route consolidations and desired results of the initiatives currently being implemented;

•	our ability to obtain and maintain adequate terms with vendors and service providers;

•	the potential adverse impact of the Chapter 11 proceeding on our liquidity or results of operations;

•	risks associated with product price increases, including the risk that such actions will not effectively offset inflationary cost pressures and may adversely impact sales of our products;

•	the effectiveness of our efforts to manage our exposure to price increases with respect to various ingredients and energy through our hedging strategies;

•	our ability to attract, motivate and/or retain key executives and employees;

•	changes in our relationship with employees and the unions that represent them;

•	successful implementation of information technology improvements;

•	increased costs and uncertainties with respect to the ABA Plan;

•	successful remediation of material weaknesses in our internal controls;

•	the continuing effects of changes in consumers’ eating habits;

•	the performance of our recent and planned new product introductions, including the success of such new products in achieving and retaining market share; and

•	the outcome of legal proceedings to which we are or may become a party.

These forward-looking statements are and will be subject to numerous risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, without limitation:
Bankruptcy-Related Factors
•	the evaluation of various alternatives, including, but not limited to, the sale of the Company or some or all of our assets, infusion of capital, debt restructuring, amending the plan of reorganization previously filed with the Bankruptcy Court, filing a new plan of reorganization, or any combination of these options;

•	our ability to formulate a rational strategy for maximizing value of the bankruptcy estates, including a sale of the Company and/or its assets in its entirety or in a series of transactions;

•	the terms of any reorganization plan ultimately confirmed;

•	our ability to implement our business plan developed as a basis for our discussion regarding one or more plans of reorganization;

•	the ability to develop and implement a successful plan of reorganization in the Chapter 11 process;

•	our ability to operate our business under the restrictions imposed by the Chapter 11 process and in compliance with the limitations contained in the debtor-in-possession credit facility;

•	the instructions, orders and decisions of the Bankruptcy Court and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	changes in our relationships with suppliers and customers, including the ability to maintain those relationships and contracts that are critical to our operations, in light of the Chapter 11 process;

•	our ability to maintain adequate liquidity and working capital under our DIP Facility, as well as • our ongoing ability to purchase from vendors on satisfactory terms throughout the reorganization;

•	the significant time that is and will be required by management to structure and implement a plan of reorganization as well as to evaluate various alternatives including, but not limited to, the sale of the Company or some or all of our assets, infusion of capital and debt restructuring or any combination of these options;

•	our reliance on key management personnel, including the effects of the Chapter 11 process on our ability to attract and retain key management personnel;

•	our ability to successfully reject unfavorable contracts and leases; and

•	the duration of the Chapter 11 process.
General Factors
•	the availability of capital on acceptable terms in light of the various factors discussed herein, including our reorganization under the Chapter 11 process;

•	the availability and cost of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products, improved efficiencies and other strategies;

•	increased pension, health care, workers’ compensation and other employee costs;

•	actions of competitors, including pricing policies and promotional spending;

•	increased costs, delays or deficiencies related to restructuring activities;

•	the effectiveness of advertising and marketing spending;

•	the effectiveness and adequacy of our information and data processing systems;

•	changes in general economic and business conditions (including the bread and sweet goods markets);

•	costs associated with increased contributions to single employer, multiple employer or multi-employer pension plans;

•	any inability to protect and maintain the value of our intellectual property;

•	future product recalls or food safety concerns;

•	further consolidation in the retail food industry;

•	changes in consumer tastes or eating habits;

•	costs associated with environmental compliance and remediation;

•	our ability to obtain concessions from our unionized workforce to reduce costs and allow for greater flexibility in the method and manner of distributing our products;

•	obligations and uncertainties with respect to the ABA Plan;

•	the impact of any withdrawal liability arising under our multi-employer pension plans as a result of prior actions or current consolidations;

•	actions of governmental entities, including regulatory requirements;

•	acceptance of new product offerings by consumers and our ability to expand existing brands;

•	the performance of our recent and planned new product introductions, including the success of such new products in achieving and retaining market share;

•	the effectiveness of hedging activities;

•	expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives;

•	changes in our business strategies;

•	unexpected costs or delays incurred in connection with our previously announced and other future facility closings;

•	bankruptcy filings by customers;

•	changes in our relationship with employees and the unions that represent them;

•	the outcome of legal proceedings to which we are or may become a party, including without limitation any litigation stemming from our sale of convertible notes on August 12, 2004 or events leading up to our filing of a voluntary petition for protection under Chapter 11 of the Bankruptcy Code;

•	business disruption from terrorist acts, our nation’s response to such acts and acts of war; and

•	other factors.

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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We are exposed to market risks relative to commodity price fluctuations. We actively attempt to manage these risks through the use of forward purchase contracts and derivative financial instruments. Our current financial situation could impede our ability to manage commodity price risks through these mechanisms. As a matter of policy, we use derivative financial instruments only for hedging purposes, and the use of derivatives for trading and speculative purposes is prohibited.
Commodity Prices
Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand, and government regulation. To reduce the risk associated with commodity price fluctuations, primarily for wheat, corn, sweeteners, soybean oil, and certain fuels, we sometimes enter into forward purchase contracts and commodity futures and options in order to fix prices for future periods. A sensitivity analysis was prepared and, based upon our commodity-related derivative positions as of March 8, 2008 an assumed 10% adverse change in commodity prices under normal market conditions would not have a material effect on our fair values, future earnings or cash flows. However, the Company has experienced unprecedented percentage increases year-over-year in fiscal 2008 for some of its most significant commodity inputs due to the volatility of those markets. Future similar commodity inflation trends could have a material adverse effect on our fair values, future earnings or cash flows.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 8, 2008. Based on that evaluation and due to the existence of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 8, 2008.

(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended March 8, 2008, except as described below.
Management believes that all of the material weaknesses described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2007 existed as of March 8, 2008, and we are continuing to address deficiencies in the Company’s internal controls. Certain of these remediation actions are described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2007. Efforts to remediate and test our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2008 and beyond.
During the third quarter of fiscal 2008, the Company continued its implementation of a new human resource management and payroll system across its operations. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new system to supplement and complement existing internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     We face uncertainty regarding the adequacy of our capital resources, including liquidity, and have limited access to additional financing.
We currently have available a $200.0 million DIP Facility to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 21, 2004. The DIP Facility has been amended thirteen times through the date of this filing.
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
We are highly reliant on suppliers and vendors to continue to provide trade credit and materials for our ongoing operations. Any interruptions in our trade credit and materials could have a material adverse effect on our operations.
In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other restructuring costs in connection with the Chapter 11 process and the restructuring of our business operations and expect that we will continue to incur significant professional fees and restructuring costs. As of March 8, 2008, we had approximately $23.0 million in available cash and $52.6 million available for borrowing under the DIP Facility. This compares to the $67.2 million in available cash and $90.3 million available for borrowing under the DIP Facility as of June 2, 2007. These amounts of available cash exclude $28.4 million and $32.9 million at March 8, 2008 and June 2, 2007, respectively, related to checks written in excess of recorded balances included in accounts payable on our consolidated balance sheets. We cannot assure you that the amount of cash from operations and from our DIP Facility will be sufficient to fund operations until we are able to confirm a plan of reorganization or sell the businesses or assets. In the event that cash flows and available borrowings under the DIP Facility are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered on acceptable terms. Failure to secure additional financing would have a material adverse impact on our liquidity and ability to continue as a going concern.
As a result of the Chapter 11 process and the circumstances leading to the bankruptcy filing, our access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization is confirmed by the Bankruptcy Court in the Chapter 11 process.
The maturity date of the DIP Facility has been extended to June 2, 2008. We are in the process of negotiating an amendment to the DIP Facility that would extend the maturity date to September 30, 2008 and increase the commitment to $250 million. We may need to negotiate additional extensions of the maturity date or an increase in the amounts available for borrowing or otherwise refinance the DIP Facility to provide adequate time to complete our restructuring activities. There can be no assurance that we will be successful in extending or increasing the borrowing availability under the DIP Facility or that we can do so on terms favorable to us. Failure to obtain an extension or increased borrowing availability or replacement financing, if needed, would have a material adverse impact on our liquidity and ability to operate as a going concern.
     The inability to completely withdraw from the ABA Plan while operating under the provisions of Chapter 11 of the Bankruptcy Code could jeopardize our ability to emerge from bankruptcy and threaten our viability if we emerge.
Based upon recent actuarial estimates using statutory termination discount rates, our portion of the underfunding of the ABA Plan could be approximately $15 to $20 million, assuming the plan was characterized as a multiple employer plan. Conversely, if the plan was characterized as an aggregate of single employer plans, our portion of the underfunding could be approximately $65 to $80 million.
In light of this exposure, on March 14, 2008, we notified the ABA Plan that we are (1) in the process of withdrawing our active nonunion employees from the plan effective April 18, 2008 and (2) taking steps with the applicable unions to effect similar action with respect to our active union employees. Such a withdrawal would result in present plan benefit obligations remaining with the ABA Plan, while future benefits for active ABA Plan participants would be provided under a Company-sponsored plan. If we are able to withdraw from the ABA Plan while operating under the provisions of Chapter 11 of the Bankruptcy Code, any liability resulting from our withdrawal would be a general unsecured claim in our Chapter 11 case and would be treated in accordance with the terms of any plan of reorganization or as may otherwise be provided by the Bankruptcy Code, as opposed to being a post emergence liability.

Item 6. Exhibits

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 9, 2002, filed on April 19, 2002).

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Form 8-K filed on March 21, 2007).

3.2	Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).

3.2.1	Amendment Number One to the Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.2 to Interstate Bakeries Corporation’s Form 8-K filed on March 21, 2007).

4.1	Preferred Stock Purchase Rights Agreement effective as of May 8, 2000 (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 16, 2000).

10.1	Employment Agreement by and among Interstate Bakeries Corporation, Interstate Brands Corporation and Craig D. Jung, dated January 30, 2007 (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on January 31, 2007).

10.2	Employment Agreement, dated as of April 25, 2007, by and among Interstate Brands Corporation, Interstate Bakeries Corporation and Kent B. Magill (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on June 6, 2007).

10.3	Employment Agreement dated as of March 8, 2003 by and between Michael D. Kafoure and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.2 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.4	Employment Agreement dated as of March 7, 2003 by and between Robert P. Morgan and Interstate Brands Corporation (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.5	Employment Agreement dated as of March 18, 2003 by and between Richard D. Willson and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.4 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.6	Form of Management Continuity Agreement effective as of February 3, 2003 by and between Interstate Bakeries Corporation and Michael D. Kafoure, Kent B. Magill, Robert P. Morgan and Richard D. Willson (incorporated herein by reference to Exhibit 10.7 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.7	Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent, dated as of April 25, 2002 (incorporated herein by reference to Exhibit 10.3

Exhibit No.	Exhibit
to Interstate Bakeries Corporation’s Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed May 8, 2002).

10.7.1	First Amendment, dated as of April 21, 2003, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.7.2	Second Amendment, dated as of May 7, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.7.3	Third Amendment, dated as of May 27, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.7.4	Fourth Amendment, dated as of June 17, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.7.5	Fifth Amendment, dated as of August 12, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.7.6	Sixth Amendment, dated as of September 7, 2004, to the Amended and Restated Credit Agreement, dated April 25, 2002, among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties thereto, The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent, Bank of America, N.A., as syndication agent and JPMorgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on September 13, 2004).

10.7.7	Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 18, 2005, by and among the Interstate Bakeries Corporation, Interstate Brands Corporation (the “Borrower”), the several banks and other financial institutions or entities from time to time parties thereto (the “Lenders”), The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent (the “Co-Documentation Agents”), Bank of America, N.A., as syndication agent (the “Syndication Agent”) and JPMorgan Chase Bank (“JPMorgan”), as administrative agent (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries

Exhibit No.	Exhibit
Corporation filed on March 22, 2005).

10.8	Guarantee and Collateral Agreement made by Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and certain of their Subsidiaries, in favor of The Chase Manhattan Bank, as Administrative Agent, dated as of July 19, 2001 (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 24, 2001).

10.9	Amended and Restated Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 6, 2004 filed on April 19, 2004).

10.10	Interstate Bakeries Corporation Incentive Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002).

10.11	Interstate Bakeries Corporation Amended and Restated Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.15 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

10.12	Interstate Bakeries Corporation Rabbi Trust Agreement (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).

10.12.1	First Amendment to the IBC Rabbi Trust Agreement effective August 8, 2003 (incorporated herein by reference to Exhibit 10.19.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K filed on August 23, 2003).

10.13	Form of Award Notice and Non-Qualified Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).

10.14	Form of Award Notice and Incentive Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Interstate Bakeries Corporation filed on August 23, 2002).

10.15	Form of Indenture for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.16	Form of Purchase Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.17	Form of Registration Rights Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.18	Letter Agreement, dated as of August 27, 2004, amended and restated as of September 21, 2004 and further amended and restated on October 14, 2004, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc (incorporated herein by reference to Exhibit 10.24 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

Exhibit No.	Exhibit
10.18.1	Letter Agreement, dated as of July 18, 2005, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc (incorporated herein by reference to Exhibit 10.24.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

10.19	Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral Agent”) for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on September 27, 2004).

10.19.1	First Amendment, dated as of November 1, 2004, to the Revolving Credit Agreement dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on November 5, 2004).

10.19.2	Second Amendment, effective as of January 20, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on February 1, 2005).

10.19.3	Third Amendment and Waiver, dated as of May 26, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent

Exhibit No.	Exhibit
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

10.19.4	Fourth Amendment and Waiver, dated as of November 30, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent (the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent (the “Collateral Agent”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 5, 2005).

10.19.5	Fifth Amendment, dated as of December 27, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 30, 2005).

10.19.6	Sixth Amendment, dated as of March 29, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to

Exhibit No.	Exhibit
the Current Report on Form 8-K of Interstate Bakeries Corporation filed on March 29, 2006).

10.19.7	Seventh Amendment, dated as of June 28, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on June 30, 2006).

10.19.8	Eighth Amendment, dated as of August 25, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 30, 2006).

10.19.9	Ninth Amendment, dated as of February 16, 2007, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on February 16, 2007).

10.19.10	First Amendment, dated as of October 1, 2007, to the Amended and Restated Revolving Credit Agreement, dated as of February 16, 2007, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Amended and Restated Revolving Credit Agreement (together with JPMCB, the “Lenders”), and JPMCB as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on October 2, 2007).

Exhibit No.	Exhibit
10.19.11	Second Amendment, dated as of November 29, 2007, to the Amended and Restated Revolving Credit Agreement, dated as of February 16, 2007, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Amended and Restated Revolving Credit Agreement (together with JPMCB, the “Lenders”), and JPMCB as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on December 3, 2007).

10.19.12	Third Amendment, dated as of December 19, 2007, to the Amended and Restated Revolving Credit Agreement, dated as of February 16, 2007, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Amended and Restated Revolving Credit Agreement (together with JPMCB, the “Lenders”), and JPMCB as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on December 19, 2007).

10.19.13	Fourth Amendment, dated as of December 19, 2007, to the Amended and Restated Revolving Credit Agreement, dated as of February 16, 2007, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Amended and Restated Revolving Credit Agreement (together with JPMCB, the “Lenders”), and JPMCB as administrative agent and collateral agent for the Lenders.*

10.20	Offer of Employment dated July 13, 2005 between Interstate Bakeries Corporation and Mr. Richard C. Seban (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 5, 2005).

10.21	Interstate Bakeries Corporation Key Employee Retention Plan (incorporated herein by reference to Exhibit 10.27 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

10.22	Consulting Agreement dated July 27, 2007 by and among Interstate Brands Corporation and Interim LLC (incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended August 25, 2007, filed on October 4, 2007).

10.23	Consulting Agreement dated July 27, 2007 by and among Interstate Brands Corporation and Miller Management Group, Inc. (incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended August 25, 2007, filed on October 4, 2007).

10.24	Consulting Agreement dated July 27, 2007 by and among Interstate Brands Corporation and Timpanogos Consulting LLC (incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended August 25, 2007, filed on October 4, 2007).

10.24.1	Extension of Consulting Agreement dated March 28, 2008 between Interstate Brands Corporation and Timpanogos Consulting LLC.*

Exhibit No.	Exhibit
31.1	Certification of Craig D. Jung pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of J. Randall Vance pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Craig D. Jung pursuant to 18 U.S.C. Section 1350*

32.2	Certification of J. Randall Vance pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE BAKERIES CORPORATION
Dated: April 17, 2008	By:	/s/ Craig D. Jung
Craig D. Jung
Chief Executive Officer (Principal Executive Officer)

Dated: April 17, 2008	By:	/s/ J. Randall Vance
J. Randall Vance Chief Financial Officer (Principal Financial and Accounting Officer)