Form 10-K
period 2008-05-31
INTERSTATE BAKERIES CORP/DE/
filed 2008-09-15
CIK 829499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the 41,861,258 shares of voting stock of the registrant held by non-affiliates, computed by reference to the $0.06 closing price of such stock on November 16, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,511,675.
     There were 45,202,826 shares of common stock, $0.01 par value per share, outstanding as of August 15, 2008. Giving effect to our senior subordinated convertible notes and common stock equivalents, there were 55,101,267 shares of common stock outstanding as of August 15, 2008.
DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS
Some information contained in or incorporated by reference herein may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements that reflect, when made, our views with respect to current events and financial performance. These forward-looking statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. These forward-looking statements are not historical in nature and include statements relating to, among other things:
•	our ability to continue as a going concern;

•	our ability to obtain court approval with respect to motions filed by us from time to time in the Chapter 11 proceeding;

•	our ability to operate pursuant to the covenants, terms and certifications of the DIP Facility;

•	our ability to successfully negotiate an extension and increase in the amount available under, or refinance, our DIP Facility, if needed, which expires on February 9, 2009;

•	our ability to consummate the Second Amended Plan (as defined below), if confirmed by the Bankruptcy Court;

•	our ability to implement our business plan developed as a basis for one or more plans of reorganization, including the Second Amended Plan;

•	our ability to obtain concessions from our unionized workforce to reduce costs and allow for greater flexibility in the method and manner of distributing our products;

•	our ability to develop, propose, confirm, and consummate one or more plans of reorganization in to the Chapter 11 proceeding;

•	our ability to obtain the financing necessary to implement our business plan and emerge from Chapter 11;

•	risks associated with third parties seeking and obtaining court approval for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	risks associated with cost increases in materials, ingredients, energy, and employee wages and benefits;

•	risks associated with our restructuring activities, including the risks associated with achieving the initiatives implemented by our CEO;

•	our ability to obtain and maintain adequate terms with vendors and service providers;

•	the potential adverse impact of the Chapter 11 proceeding on our liquidity or results of operations;

•	risks associated with product price increases, including the risk that such actions will not effectively offset inflationary cost pressures and may adversely impact sales of our products;

•	the effectiveness of our efforts to manage our exposure to price increases with respect to various ingredients and energy through our hedging strategies and our ability to hedge given our financial condition;

•	our ability to attract, motivate and/or retain key executives and employees;

•	changes in our relationship with employees and the unions that represent them;

•	successful implementation of information technology improvements;

•	increased costs and uncertainties with respect to the American Bakers Association Retirement Plan, or ABA Plan;

•	successful remediation of material weaknesses in our internal controls;
•	the continuing effects of changes in consumers’ eating habits and dietary preferences;

•	the performance of new product introductions, including the success of such new products in achieving and retaining market share; and

•	the outcome of legal proceedings to which we are or may become a party.
These forward-looking statements are and will be subject to numerous risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, without limitation:
Bankruptcy-Related Factors
•	the continued evaluation of various alternatives, including, but not limited to, the sale of the Company or some or all of our assets, infusion of capital, debt restructuring, amending the plan of reorganization previously filed with the Bankruptcy Court, filing a new plan of reorganization, or any combination of these options;

•	our ability to formulate a rational strategy for maximizing value of the bankruptcy estates, including a sale of the Company and/or its assets in its entirety or in a series of transactions;

•	the terms of any reorganization plan ultimately confirmed;

•	our ability to implement our business plan developed as a basis for one or more plans of reorganization, including the Second Amended Plan;

•	our ability to develop and implement a successful plan of reorganization in the Chapter 11 process;

•	our ability to operate our business under the restrictions imposed by the Chapter 11 process and in compliance with the limitations contained in the debtor-in-possession credit facility;

•	the instructions, orders and decisions of the Bankruptcy Court and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	changes in our relationships with suppliers and customers, including the ability to maintain those relationships and contracts that are critical to our operations, in light of the Chapter 11 process;

•	our ability to maintain adequate liquidity and working capital under our DIP Facility, as well as our ongoing ability to purchase from vendors on satisfactory terms throughout the reorganization;

•	the significant time that is and will be required by management to structure and implement the Second Amended Plan, as well as to continue to evaluate various alternatives in the event the Second Amended Plan is not confirmed by the Bankruptcy Court, including, but not limited to, the sale of the Company or some or all of our assets, infusion of capital and debt restructuring or any combination of these options;

•	our reliance on key management personnel, including the effects of the Chapter 11 process on our ability to attract and retain key management personnel;

•	our ability to successfully reject unfavorable contracts and leases; and

•	the duration of the Chapter 11 process.
General Factors
•	the availability of capital on acceptable terms in light of the various factors discussed herein, including our reorganization under the Chapter 11 process;

•	the availability and cost of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products, improved efficiencies and other strategies;

•	increased pension, health care, workers’ compensation and other employee costs;

•	actions of competitors, including pricing policies and promotional spending;

•	increased costs, delays or deficiencies related to restructuring activities;

•	the effectiveness of advertising and marketing spending;

•	the effectiveness and adequacy of our information and data processing systems;

•	changes in general economic and business conditions (including the bread and sweet goods markets);

•	costs associated with increased contributions to single employer, multiple employer or multi-employer pension plans;

•	any inability to protect and maintain the value of our intellectual property;

•	future product recalls or food safety concerns;

•	further consolidation in the retail food industry;

•	changes in consumer tastes or eating habits;

•	costs associated with environmental compliance and remediation;

•	our ability to obtain concessions from our unionized workforce to reduce costs and allow for greater flexibility in the method and manner of distributing our products;

•	obligations and uncertainties with respect to the ABA Plan;

•	the impact of any withdrawal liability arising under our multi-employer pension plans as a result of prior actions or current consolidations;

•	actions of governmental entities, including regulatory requirements;

•	acceptance of new product offerings by consumers and our ability to expand existing brands;

•	the performance of new product introductions, including the success of such new products in achieving and retaining market share;

•	the effectiveness of hedging activities;

•	expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives;

•	changes in our business strategies;

•	unexpected costs or delays incurred in connection with facility closings;

•	bankruptcy filings by customers;

•	changes in our relationship with employees and the unions that represent them;

•	the outcome of legal proceedings to which we are or may become a party, including without limitation any litigation stemming from our sale of convertible notes on August 12, 2004 or events leading up to our filing of a voluntary petition for protection under Chapter 11 of the Bankruptcy Code;

•	business disruption from terrorist acts, our nation’s response to such acts and acts of war; and

•	other factors.
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

PART I
ITEM 1. BUSINESS
General
Interstate Bakeries Corporation, a Delaware corporation incorporated in 1987, is one of the largest wholesale bakers and distributors of fresh baked bread and sweet goods in the United States. Unless otherwise noted, any reference to “IBC,” “us,” “we” or “our” refers to Interstate Bakeries Corporation and its subsidiaries, taken as a whole. We produce, market and distribute a wide range of breads, buns, rolls, croutons, stuffing, snack cakes, donuts and related products under national brand names such as “Wonder®,” “Home Pride®,” “Hostess®” and “Dolly Madison®,” as well as regional brand names such as “Merita®,” “Butternut®” and “Drake’s®.” Based on independent publicly available market data, “Wonder®” bread is the number one selling white bread brand sold in the United States and “Home Pride®” wheat bread is a leading wheat bread brand in the United States. “Hostess®” products, including “Twinkies®,” “Ding Dongs®” and “HoHos®,” are among the leading snack cake products sold in the United States.
Our principal executive offices are located at 12 East Armour Boulevard, Kansas City, Missouri 64111, and our telephone number is (816) 502-4000.
We operate 41 bakeries and approximately 600 distribution centers, from which our sales force delivers fresh baked goods on approximately 6,000 delivery routes. We also operate approximately 740 bakery outlets located in markets throughout the United States.
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
On September 23, 2004, we entered into a debtor-in-possession Revolving Credit Agreement (as amended, the DIP Facility) with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together, with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The DIP Facility received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. We most recently amended the DIP Facility on September 12, 2008 to reflect certain modifications. The DIP Facility currently provides for a $313.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. The Commitment provides for additional funding of $16.0 million based on the occurrence of certain events. The maturity date of the DIP Facility has been extended to February 9, 2009. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for a further discussion regarding the DIP Facility.
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
As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of August 15, 2008, we have rejected approximately 540 unexpired leases and have accrued charges for our estimated liability related thereto in the period of rejection. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject. For these executory contracts and remaining unexpired leases, we cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting these contracts or leases, and no provisions have yet been made for these items.
We continue to communicate with principal vendors and customers, and we believe that most of our current relationships will continue. The loss of major vendors or customers, as well as significant adverse changes to vendor payment terms, could have a material adverse effect on our results of operations and financial condition, including our ability to operate as a going concern.
The Bankruptcy Code provides that we had the exclusive right for 120 days during which only we could file and solicit acceptances of a plan of reorganization. The periods during which we had the exclusive right to file a plan and solicit acceptances of a plan were extended on several occasions and expired on November 8, 2007 and January 7, 2008, respectively. As a result, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders or an indenture trustee, may file their own plan of reorganization.
Since the Petition Date, we have restructured our operations. As previously disclosed, we (i) restructured our 10 profit centers (PCs), which are now 8 business units; (ii) rationalized our delivery route network; (iii) reduced our workforce; (iv) disposed of certain non-core assets; and (v) commenced negotiations of long-term extensions with respect to most of our collective bargaining agreements (CBAs) with union-represented employees. We also initiated a marketing program designed to offset revenue declines by developing protocols to better anticipate and meet changing consumer demand through a consistent flow of new products.
In January 2007 our Board of Directors was reconstituted as a result of a Bankruptcy Court approved settlement among the Company and its various constituency groups. The following individuals now serve on our Board: Messrs. Michael J. Anderson, Robert B. Calhoun, Craig D. Jung, William P. Mistretta, David I. Pauker, Terry R. Peets and Philip A. Vachon. Pursuant to Bankruptcy Court order, these directors will serve until further order of the Bankruptcy Court.
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
On June 28, 2007, we submitted our then current business plan to our various constituents in the bankruptcy, including representatives of our lender syndicates and official committees of creditors and equity security holders. In order to secure rational financing required to implement this business plan, however, we believed additional concessions from our unionized employees were required. As a result, in June of 2007, we initiated talks with representatives of the two labor organizations, the Bakery Confectionery, Tobacco Workers & Grain Millers International Union (BCTGM) and International Brotherhood of Teamsters (IBT), representing approximately 91% of our unionized employees to achieve further concessions, including greater flexibility in the method and manner by which we distribute our products to our customers and cost reductions related to health and welfare programs.
No agreement with the IBT was reached. We reached agreement with the BCTGM, which is in effect for all of its local bargaining units. We also reached agreements with all but one of the other unions representing our employees, which agreements are in effect.
In early October 2007, we embarked on the process of formulating a rational strategy for maximizing value of the bankruptcy estates. We continue to face substantial uncertainty with respect to the outcome of our efforts to maximize value of the bankruptcy estates, and there can be no assurance as to whether we will be able to successfully implement any such strategy.
On November 5, 2007, we filed a Plan of Reorganization and related Disclosure Statement with the Bankruptcy Court based upon the exit financing commitment by Silver Point Finance L.L.C. and plan funding agreements between certain pre-petition secured lenders. As a result of our inability to reach agreement with the IBT, Silver Point Finance L.L.C.’s financing commitment expired on March 14, 2008.
On September 12, 2008, we entered into a Commitment Letter (the Commitment Letter) with IBC Investors I, LLC (the Investors) setting forth the principal terms of the Second Amended Joint Plan of Reorganization (the Second Amended Plan). We plan to file a motion with the Bankruptcy Court seeking authorization for us to enter into and approve, among other things, the Commitment Letter, an asset-based revolving credit facility and a term loan facility. In connection with the Second Amended Plan, we would, among other things, issue new third lien notes, new senior secured convertible debt, shares of new common stock in the reorganized company and warrants to purchase new common stock. Under the terms of the Commitment Letter, the Investors have agreed to purchase 4,420,000 shares of new common stock for $44,200,000 and provide new convertible debt in the principal amount of $85,800,000.
Pursuant to the proposed Second Amended Plan, each administrative claim and priority claim will be paid in full pursuant to the Second Amended Plan on the latest to occur of the effective date, the date that such claim becomes an allowed claim and the date that such claim becomes payable under any agreement between the applicable Debtor and the holder of such claim. Secured tax claims and secured claims other than those of the senior secured lenders will be unimpaired. Intercompany claims will be (a) released, waived and discharged as of the Effective Date, (b) contributed to the capital of the obligor corporation, (c) dividended or (d) remain unimpaired. Claims of the senior secured lenders will be impaired and receive the treatment set forth in the Commitment Letter. Claims of unsecured creditors will be impaired and no distribution will be made to holders of unsecured claims. All existing equity interests of the Company, with the exception of equity interests in the subsidiary debtors, will be impaired with no distribution to be made to holders thereof and all such existing equity interests shall be deemed cancelled as of the effective date. The foregoing is subject to the Bankruptcy Court’s authorization and approval of the Second Amended Plan.
There can be no assurance that the necessary financing to fund any standalone plan to emerge from bankruptcy, including the Second Amended Plan, will be provided to us on acceptable terms or at all or that the Second Amended Plan will be confirmed. In the event the Second Amended Plan is not confirmed by the Bankruptcy Court, the Company will continue its efforts to maximize the value of the bankruptcy estates, which may include, but not limited to, the sale of the Company or some or all of our assets, infusion of capital and debt restructuring or any combination of these options. There can be no assurance as to whether we will be able to successfully implement any such strategy on terms and conditions acceptable to the Company or to our various constituents in the bankruptcy or as to the ultimate recovery of value available to such constituents.
The Second Amended Plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors, equity holders and parties in interest. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that:
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
In July 1995, we acquired Continental Baking Company from Ralston Purina Company, adding the “Wonder®” and “Hostess®” brands to our portfolio of products. As a result of this acquisition we were the nation’s largest baker of fresh baked bread and sweet goods in terms of net sales. In January 1998, we acquired the assets of John J. Nissen Baking Company, a Maine-based baker and distributor of fresh bread primarily in New England and various related entities. In August 1998, we acquired the assets of Drake Bakeries, Inc. and the Drake’s Baking Division, which sold snack cakes throughout the northeastern U.S. under its well-known brand names, “Devil Dogs®,” “Ring Dings®,” “Yodels®” and “Yankee Doodles®.” Our acquisitions throughout the years have allowed us to increase scale, expand our product and brand portfolio and broaden our geographic presence, although we have not completed any significant acquisitions since 1998.

Products and Brands
We produce, market, distribute and sell white breads, variety breads, reduced calorie breads, English muffins, croutons, rolls, buns and baked sweet goods under a number of well-known national and regional brand names. Our brands are positioned across a wide spectrum of categories and price points. The following chart illustrates our principal categories and brands:

Category	Our National Brands	Our Regional Brands
Breads, Buns and Rolls	Wonder	Bunny*
(White, variety, crusty, reduced-calorie and bagels)	Home Pride	Butternut
	Baker’s Inn	Merita
	Bread du Jour	Millbrook
	Beefsteak	Eddy’s
Cotton’s Holsum*
Holsum*
J.J. Nissen
Sunbeam*
Sweetheart
Di Carlo
Colombo
Roman Meal*
Sun-Maid*

Fresh Baked Sweet Goods	Hostess	Drake’s
(Donuts, sweet rolls, snack pies and snack cakes)	Twinkies	Devil Dogs
	Ding Dongs	Ring Dings
	HoHos	Yodels
	Suzy-Qs	Yankee Doodles
	100 Calorie Packs	Zingers
Dolly Madison

Other	Mrs. Cubbison’s
(Croutons and stuffing mix)	Marie Callender’s*

*	Licensed brands
We believe that our brand trademarks such as “Wonder®,” “Home Pride®,” “Butternut®,” “Hostess®” and “Dolly Madison®” and product trademarks such as “Twinkies®,” “HoHos®” and “Zingers®” are of material importance to our strategy of brand building. We take appropriate action from time to time against third parties to prevent infringement of our trademarks and other intellectual property. We also enter into confidentiality agreements from time to time with employees and third parties, as necessary, to protect formulas and processes used in producing our products. Some of our products are sold under brands that we have licensed from others on terms that are generally renewable at our discretion. These licensed brands include “Bunny®,” “Cotton’s® Holsum,” “Holsum®,” “Marie Callender’s®,” “Roman Meal®,” “Sunbeam®” and “Sun-Maid®.”
In fiscal 2008 and 2007, we spent approximately $3.4 million and $2.8 million, respectively, on research and development activities. In the third quarter of fiscal 2008, we introduced the following Hostess® 100 Calorie Pack products on a national basis: blueberry streusel muffins, banana streusel muffins and cinnamon streusel coffee cake.
Marketing and Distribution
The majority of our bread is sold through supermarkets and national mass merchandisers, while our sweet goods are sold principally through supermarkets, national mass merchandisers and convenience stores. One customer, Wal-Mart Stores, Inc., accounted for approximately 16.3% of our net sales in fiscal 2008. No other single customer accounted for more than 10.0% of our net sales. Sweet goods sales tend to be somewhat seasonal, with a historically weak winter period, which we believe is attributable to altered consumption patterns during the holiday season. Sales of buns and rolls products are historically higher in the spring and summer months.
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
We deliver our fresh baked bread and sweet goods from our network of bakeries to our distribution centers. Our sales force then delivers primarily to mass merchandisers, supermarkets and convenience stores on approximately 6,000 delivery routes. We are one of only a few fresh baked bread and sweet goods producers with a national direct store delivery, or DSD, system that enables us to provide frequent and individualized service to our national and regional customers. Our DSD system allows us to effectively manage shelf space and efficiently execute in-store promotions and new product introductions. Our business plan calls for implementing a distribution system that evolves from our current system, which generally provides the same delivery to all customers, to one that utilizes different delivery options for our customers based on customer size, growth potential and service needs. We believe this system will lower our cost structure and contribute to profitable growth in revenues.
In accordance with industry practice, we repurchase dated and damaged products from most of our customers. A portion of our dated bread and other products are delivered to our approximately 740 bakery outlets for retail sale. Bakery outlet sales represented approximately 10.6% of our net sales during the 52-week period ended May 31, 2008.
We also deliver certain sweet goods under the Dolly Madison brand through a direct warehouse shipment program to certain customers. The program was implemented in May 2007. Sales from the Dolly Madison direct warehouse program represented approximately 1.5% of our net sales in fiscal 2008. Our ability to deliver products through this method is limited by the terms of our collective bargaining agreements.
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
Employees
We employ more than 22,000 people, over 20,000 of which are full-time employees. Approximately 82% of our employees are covered by one of approximately 410 union contracts, which vary in duration from two to five years. Most of our employees are members of either the IBT or the BCTGM. Because our union groups are concentrated in the two organizations listed, contract negotiations with any local unit can involve the threat of strike by other union members at other IBC facilities. Our Chapter 11 filing and restructuring activities, including changes to our benefit programs and labor negotiations in connection with our efforts to lower our cost structure and our operational restructuring process, have strained relations with certain employee groups and labor unions We are committed to working with those groups to attempt to resolve any conflicts that may arise. However, there can be no assurance that these efforts will be successful.
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
In addition, the Environmental Protection Agency, or EPA, has made inquiries into the refrigerant handling practices of companies in our industry. Two of these companies entered into a negotiated settlement with the EPA and made substantial settlement payments. In September 2000, we received a request for information from the EPA relating to our handling of regulated refrigerants, which we use in equipment in our bakeries for a number of purposes, including to cool our dough during the production process. In January 2002, the EPA offered a partnership program to members of the baking industry pursuant to which individual companies can elect to participate. Because we had previously received a request for information from the EPA, the EPA/Department of Justice (DOJ) policies indicated that we were not eligible to participate in the program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to eliminate the use of ozone-depleting refrigerants. Prior to our Chapter 11 filing, we had undertaken negotiations with the EPA. The DOJ, on behalf of the United States of America, filed a proof of claim in our bankruptcy case on March 21, 2005 based upon our refrigerant handling practices. Although the proof of claim does not set forth a specific amount, the claimants allege more than 3,400 violations during the period from 1998 through 2002 and assert that each violation is subject to penalties of up to $27,500 per day. We re-opened settlement negotiations with the DOJ and EPA, and as a result of those negotiations, we have reached an agreement in principle to settle the DOJ and EPA’s claims through an allowed, pre-petition, general unsecured claim in the amount of approximately $1.1 million, which is subject to Bankruptcy Court approval.
We have also received notices from the EPA, state agencies, and/or private parties seeking contribution, that we have been identified as a potentially responsible party, or PRP, under CERCLA arising out of the alleged disposal of hazardous substances at certain disposal sites on properties owned or controlled by others. Because liability to the United States under CERCLA is strict, joint and several and may be imposed retroactively without regard to fault, we may be required to share in the cleanup cost with respect to six currently active “Superfund” sites. Our ultimate liability in connection with these sites may depend on many factors including the volume and types of materials contributed to the site, the number of other PRPs and their financial viability and the remediation methods and technology to be used. We are in the process of attempting to negotiate a settlement of our liability at these sites in connection with our bankruptcy proceeding.
The Clean Air Act of 1970, as amended, provides for federal, state and local regulation of the emission of air pollutants. Under the Clean Air Act, many of our facilities are required to report and control air emissions, including volatile organic compounds, nitrogen oxides and ozone-depleting substances. In April 2004, the EPA promulgated rules relating to the EPA’s more stringent National Ambient Air Quality Standards (NAAQS) for ozone. State and local authorities may apply additional emissions limits to certain of our bakeries to comply with the ozone NAAQS. Federal, state and local laws and regulations, including the Clean Water Act of 1972, govern the wastewater generated in our manufacturing operations. Permits and local wastewater ordinances establish limits on the content of our wastewater discharge along with monitoring and reporting requirements. Failure to comply with discharge limits can have results including, but not limited to, surcharges, penalties, operational adjustments, and enforcement actions requiring the construction of wastewater pretreatment facilities at our plants.
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
On February 4, 2008, we received notice that the Sacramento County California District Attorney’s Consumer and Environmental Protection Division had opened an inquiry into whether the packaging for our 100 Calorie Pack snack cakes violated California law. Specifically, the inquiry was focused on whether the packaging contained “nonfunctional slack fill” and/or constituted “misleading advertising”. If the allegations were found to be true, the maximum penalty could be up to $5,000 per package offered for sale or sold in the state of California. Subsequently, the inquiry was joined by the Yolo County California District Attorney’s office. To date no formal charges have been filed, and we continue to cooperate in the inquiry. However, we believe that our packaging is not misleading and that any enforcement of slack fill regulations is pre-empted by federal statute and, therefore, only enforceable by the Federal Food and Drug Administration.
Availability of Reports; Website Access
Our Internet address is http://www.interstatebakeriescorp.com. We provide a hyperlink to the 10kWizard.com website on our website by selecting the heading “Investors” and then “SEC Filings”. Through that hyperlink, we make available, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we provide a hyperlink entitled “Restructuring Information” on the “Investors” webpage under “About Us” and “Corporate Profile” that provides access to all filings related to our Chapter 11 proceedings.
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
     We face significant challenges and uncertainties in connection with (i) the implementation of our business plan, (ii) the outcome of our efforts to maximize value of the bankruptcy estates, and (iii) the development of a new or revised plan of reorganization.
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
On June 28, 2007, we submitted our then current business plan to our various constituents in the bankruptcy, including representatives of our lender syndicates and official committees of creditors and equity holders. In order to secure rational financing required to implement this business plan, however, we believed additional concessions from our unionized employees were required. As a result, in June of 2007, we initiated talks with representatives of the two labor organizations, the BCTGM and IBT, representing approximately 91% of our unionized employees to achieve further concessions, including greater flexibility in the method and manner by which we distribute our products to our customers and cost reductions related to health and welfare programs.
No agreement with the IBT was reached. We reached agreement with the BCTGM, which is in effect for all of its local bargaining units. We also reached agreements with all but one of the other unions representing our employees, which agreements are in effect.
In early October 2007, we embarked on the process of formulating a rational strategy for maximizing value of the bankruptcy estates. We continue to face substantial uncertainty with respect to the outcome of our efforts to maximize value of the bankruptcy estates, and there can be no assurance as to whether we will be able to successfully implement any such strategy.
On November 5, 2007, we filed a Plan of Reorganization and related Disclosure Statement with the Bankruptcy Court based upon the exit financing commitment by Silver Point Finance L.L.C. and plan funding agreements between certain pre-petition secured lenders. As a result of our inability to reach agreement with the IBT, Silver Point Finance L.L.C.’s financing commitment expired on March 14, 2008.
On September 12, 2008, we entered into the Commitment Letter setting forth the principal terms of the Second Amended Plan. We plan to file a motion with the Bankruptcy Court seeking authorization for us to enter into and approve, among other things, the Commitment Letter, an asset-based revolving credit facility and a term loan facility. In connection with the Second Amended Plan, we would, among other things, issue new third lien notes, new senior secured convertible debt, shares of new common stock in the reorganized company and warrants to purchase new common stock. Under the terms of the Commitment Letter, the Investors have agreed to purchase 4,420,000 shares of new common stock for $44,200,000 and provide new convertible debt in the principal amount of $85,800,000.
Pursuant to the proposed Second Amended Plan, each administrative claim and priority claim will be paid in full pursuant to the Second Amended Plan on the latest to occur of the effective date, the date that such claim becomes an allowed claim and the date that such claim becomes payable under any agreement between the applicable Debtor and the holder of such claim. Secured tax claims and secured claims other than those of the senior secured lenders will be unimpaired. Intercompany claims will be (a) released, waived and discharged as of the Effective Date, (b) contributed to the capital of the obligor corporation, (c) dividended or (d) remain unimpaired. Claims of the senior secured lenders will be impaired and receive the treatment set forth in the Commitment Letter. Claims of unsecured creditors will be impaired and no distribution will be made to holders of unsecured claims. All existing equity interests of the Company, with the exception of equity interests in the subsidiary debtors, will be impaired with no distribution to be made to holders thereof and all such existing equity interests shall be deemed cancelled as of the effective date. The foregoing is subject to the Bankruptcy Court’s authorization and approval of the Second Amended Plan.
There can be no assurance that the necessary financing to fund any standalone plan to emerge from bankruptcy, including the Second Amended Plan, will be provided to us on acceptable terms or at all or that the Second Amended Plan will be confirmed. In the event the Second Amended Plan is not confirmed by the Bankruptcy Court, the Company will continue its efforts to maximize the value of the bankruptcy estates, which may include, but not limited to, the sale of the Company or some or all of our assets, infusion of capital and debt restructuring or any combination of these options. There can be no assurance as to whether we will be able to successfully implement any such strategy on terms and conditions acceptable to the Company or to our various constituents in the bankruptcy or as to the ultimate recovery of value available to such constituents. In addition, if the Second Amended Plan is not confirmed by the Bankruptcy Court or we are unable to file a new or revised plan of reorganization, third parties may seek and obtain (i) appointment of a Chapter 11 trustee or (ii) conversion of the Chapter 11 proceeding to a Chapter 7 proceeding, among other things. Such actions could adversely affect our results of operations, financial condition and our ability to continue as a going concern.
The Second Amended Plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to creditors, equity holders and parties in interest in order to solicit acceptance of the plan. Following the solicitation, the Bankruptcy Court will consider whether to confirm the plan. The Second Amended Plan may not receive the requisite acceptance by creditors, equity holders and parties in interest, or the Bankruptcy Court may not confirm the plan. Moreover, even if the Second Amended Plan receives the requisite acceptance by creditors, equity holders and parties in interest and is approved by the Bankruptcy Court, the plan may not be viable.
Our exclusive period within which to file a plan of reorganization expired on November 8, 2007, and our exclusive period within which to solicit acceptances of our plan of reorganization expired on January 7, 2008.
As a result, one or more of our constituents could propose their own plan of reorganization. Such a plan may include the sale of some or all of our assets and/or an orderly liquidation of the Company.
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
We currently have available a $313.0 million DIP Facility to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility provides for additional funding of $16.0 million based on the occurrence of certain events. The DIP Facility received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 21, 2004. The DIP Facility has been amended numerous times.
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
In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other restructuring costs in connection with the Chapter 11 process and the restructuring of our business operations and expect that we will continue to incur significant professional fees and restructuring costs. As of May 31, 2008, we had approximately $25.1 million in available cash and $53.0 million available for borrowing under the DIP Facility. This compares to the $67.2 million in available cash and $90.3 million available for borrowing under the DIP Facility as of June 2, 2007. These amounts of available cash exclude $28.4 and $32.9 million at May 31, 2008 and June 2, 2007, respectively, related to checks written in excess of recorded balances included in accounts payable on our consolidated balance sheets. As a result of an amendment to our DIP Facility, we have approximately $80.0 million available for borrowing as of the date of this filing. We cannot assure you that the amounts of cash from operations together with our DIP Facility will be sufficient to fund operations until such time as a plan of reorganization is proposed that will receive the requisite acceptance by creditors, equity holders and parties in interest and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Facility are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered on acceptable terms. Failure to secure additional financing would have a material adverse impact on our operations.
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
The maturity date of the DIP Facility has been extended to February 9, 2009. We may need to negotiate an additional extension of the maturity date and increase in commitment or refinance the DIP Facility to provide adequate time to complete a plan of reorganization or sale of the Company. There can be no assurance that we will be successful in extending, increasing or refinancing the DIP Facility or that we can extend or refinance the DIP Facility on terms favorable to us.
     Terms of collective bargaining agreements and labor disruptions could adversely impact our results of operations.
We employ more than 22,000 people, approximately 82% of whom are covered by one of approximately 410 union contracts. Most of our employees are members of either the IBT or the BCTGM. Because a substantial portion of our workers are unionized, our costs are generally higher and our ability to implement productivity improvements and effect savings with respect to health care, pension and other retirement costs is more restricted than in many nonunion operations as a result of various restrictions specified in our collective bargaining agreements. Terms of collective bargaining agreements that prevent us from competing effectively could adversely affect our financial condition, results of operations and cash flows. In addition, our Chapter 11 filing and restructuring activities, including changes to our benefit programs and labor negotiations in connection with our efforts to lower our cost structure and our operational restructuring process, have strained relations with certain employee groups and labor unions. We are committed to working with those groups to attempt to resolve conflicts that may arise. However, there can be no assurance that these efforts will be successful. Conflicts that result in work stoppages or disruptions could adversely affect our financial condition and results of operation.
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
Our continuation as a going concern is dependent upon, among other things, our ability to evaluate and execute various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a new or revised plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of, and increase in the amount available under, our DIP Facility, if needed, or refinance our DIP Facility at its maturity, our ability to implement our restructuring activities, our ability to obtain concessions from our labor unions, our ability to obtain financing upon exit from bankruptcy, our ability to implement the Second Amended Plan, if confirmed by the Bankruptcy Court, and the transactions contemplated thereby and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. Further, the value of debt, liability and equity interests may be significantly or completely impaired in the event of a liquidation or conversion to a Chapter 7 proceeding.
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
Our senior management has been, and will be, required to expend a substantial amount of time and effort structuring a plan of reorganization, as well as evaluating various restructuring alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital and debt restructuring, or any combination of these options, which could have a disruptive impact on management’s ability to focus on the operation of our business. In addition, we have had and continue to have difficulty attracting, retaining and compensating key executives and employees and retaining personnel generally as a result of the Chapter 11 process. Because of the uncertainty caused by our bankruptcy, we have had to fill a number of key management positions with consultants providing services pursuant to short term consulting agreements. There can be no assurance we can retain the services of these individuals beyond the terms of their agreements or that we can retain the services of other key executives and employees.
     The inability to completely withdraw from the ABA Plan while operating under the provisions of Chapter 11 of the Bankruptcy Code could jeopardize our ability to emerge from bankruptcy and threaten our viability if we emerge.
Based upon the most recent available actuarial estimates using statutory termination discount rates, our portion of the underfunding of the ABA Plan could be approximately $15 to $20 million, assuming the plan was characterized as a multiple employer plan. Conversely, if the plan was characterized as an aggregate of single employer plans, it is likely that the single employer plan attributable to us would have to be terminated, in which event, our portion of the underfunding could be approximately $65 to $80 million. Since January 2006, we have been notified of $35.5 million of required contributions, which we have not paid.
Any liability resulting from our withdrawal from the ABA Plan (if it is determined to be a multiple employer plan) or the termination of the single employer plan attributable to us (if it is determined to be an aggregate of single employer plans) while operating under the provisions of Chapter 11 of the Bankruptcy Code would be a claim in our Chapter 11 case and would be treated in accordance with the terms of any plan of reorganization or as may otherwise be provided by the Bankruptcy Code, as opposed to being a post emergence liability. Conversely, if the ABA Plan was determined to be a multiple employer plan and we were to withdraw from the ABA Plan post emergence or if the ABA Plan were determined to be an aggregate of single employer plans and the single employer plan that was attributable to us was terminated post emergence, any liability resulting from our withdrawal from the ABA Plan or the termination of the single employer plan attributable to us would be a post emergence liability.
In light of this exposure, we (1) withdrew our active nonunion employees from the plan effective April 18, 2008 and (2) are working with the applicable unions to effect similar action with respect to our active union employees while we are operating under the provisions of Chapter 11 of the Bankruptcy Code. This withdrawal would result in present plan benefit obligations remaining with the ABA Plan, while future benefits for active ABA Plan participants would be provided under a Company-sponsored plan or multi-employer plan. In addition, the PBGC has issued an opinion that the ABA Plan is a multiple employer plan and not an aggregate of single employer plans. Accordingly, we expect that the ABA Plan will be determined to be a multiple employer plan and that we will successfully withdraw from the ABA Plan while operating under the provisions of Chapter 11 of the Bankruptcy Code.

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
The principal raw materials used to bake our fresh bread and sweet goods, including flour, sugar and edible oils, and the paper, films and plastics used to package our products, are subject to substantial price fluctuations. The prices for raw materials are influenced by a number of factors, including the weather, crop production, transportation and processing costs, government regulation and policies, worldwide market supply and demand and alternative demand for raw materials, such as the demand for corn for use in the production of ethanol. Many commodities have recently been at record levels, and commodity markets are experiencing unprecedented volatility. Any substantial increase in the prices of raw materials may adversely affect our financial condition, results of operations and cash flows. We enter into contracts to be performed in the future, generally with a term of one year or less, to purchase raw materials at fixed prices to protect us against price increases. These contracts could cause us to pay higher prices for raw materials than are available in the spot markets.
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
     Price increases and other factors could reduce demand for our products and declining demand for our products could have adverse effects on our financial results.
According to data from Information Resources Incorporated (IRI), an independent market research concern that reports sales trends in most supermarkets (excluding mass merchandisers, club stores and discount stores), our total unit volume for branded sweet goods declined by 8.0% during fiscal 2008 from the comparable fiscal 2007 period, and revenues from our branded sweet good products declined 0.8% from fiscal 2007 to fiscal 2008. Our total unit volume of branded bread products declined by 11.3% during fiscal 2008 from the comparable fiscal 2007 period. During fiscal 2008, revenues related to our branded bread products declined 6.5% from the comparable fiscal 2007 period. A significant portion of the decline was the result of our exit from the bread market in Southern California. Removing the effect of this withdrawal, our decline in total branded bread units was 7.2% in fiscal 2008 compared to fiscal 2007 and the decline in branded bread revenue was 1.1%. Data from IRI also indicates that the declining unit trend in branded bread and sweet goods products was evident in the industry during fiscal 2008. We believe that we will continue to experience reduced demand for our products.
Dietary guidelines also could result in reduced demand for our bread and sweet good products. The Department of Health and Human Services and Department of Agriculture’s Dietary Guidelines for Americans provide dietary advice aimed at promoting health and reducing the risk for major chronic diseases, and serve as the basis for federal food and nutrition education programs. The guidelines recommend limiting the intake of saturated and trans fats, cholesterol, added sugar, salt and alcohol. Although virtually all of our bread products and such key iconic Hostess sweet goods as Twinkies and Ho Hos have the “0 grams” trans fat label under the Food and Drug Administration’s labeling regulations that became effective January 1, 2006, certain of our products, primarily those that are fried or Kosher, contain trans fat, which is declared on the products’ labels. With respect to our new product offerings, we intend to introduce only those new products that can properly be labeled with the “0 grams” trans fat declaration to assist those consumers concerned about their trans fat consumption. There can be no assurance that these and other actions that we may take will offset the effect, if any, of the guidelines’ recommendation to reduce the intake of saturated and trans fats and added sugar. The guidelines recognize that whole grains are an important source of fiber and nutrients and recommend an increased consumption of whole grain products by substituting whole grain products for some enriched bread products. We have a number of whole grain products among our product offerings. However, the substantial majority of our bread revenues are from the sale of white bread and other refined grain bread products. There can be no assurance that, if consumers increase their consumption of whole grain products as a result of the guidelines, they will increase consumption of our whole grain product offerings.
In addition, increasing the prices we charge for our bread and sweet goods products could result in reduced demand for these products. In fiscal 2007 and fiscal 2008, we implemented significant price increases for many of our products. Rising commodity costs could necessitate additional price increases. Any increase in our prices could have a negative effect on consumer demand for our products and our sales and profits.
We are limited by our cost structure in responding to reduced demand for our products. Our labor costs are relatively fixed. We employ over 22,000 people, approximately 82% of whom are covered by one of approximately 410 union contracts. Because a substantial portion of our workers are unionized, our costs are generally higher and our ability to implement productivity improvements and effect savings with respect to health care, pension and other retirement costs is more restricted than in many nonunion operations as a result of various restrictions specified in our collective bargaining agreements.
     We are no longer listed on the New York Stock Exchange and the market in our common stock is highly speculative and may not continue.
Our common stock was delisted from the New York Stock Exchange, or the NYSE, on September 23, 2004. Our common stock now trades on the over-the-counter bulletin board under the symbol “IBCIQ.” Our delisting has reduced the market and liquidity of our common stock and consequently may adversely affect the ability of our stockholders and brokers/dealers to purchase and sell our shares in an orderly manner or at all. Trading in our common stock through market makers and quotation on the over-the-counter bulletin board entails other risks. Due in part to the decreased trading price of our common stock and the elimination of analyst coverage, the trading price of our common stock may change quickly, and market makers may not be able to execute trades as quickly as they could when the common stock was listed on the NYSE.
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
We have implemented a new human resources management and payroll system across the Company. Additionally, we intend to upgrade and modernize other information technology systems, including an investment in new handheld computer technology that we believe is critical for the implementation of our proposed distribution system. As a result, we may experience disruptions and delays in our business, which could adversely affect our financial condition, results of operations and cash flows.
     Our internal control over financial reporting was not effective as of May 31, 2008 and weaknesses in our internal controls and procedures could adversely affect our financial condition.
As discussed in Item 9A, management assessed our internal control over financial reporting as of May 31, 2008, the end of our most recent fiscal year, and concluded that material weaknesses existed and our internal control over financial reporting was not effective.

We are continuing our efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. The remediation efforts are continuing and are expected to continue throughout fiscal 2009. There remains a risk that we will fail to prevent or detect a material misstatement of our annual or interim financial statements. In addition, if we are unsuccessful in our remediation efforts, our financial condition, our ability to report our financial condition and results of operations accurately and in a timely manner and our ability to earn and retain the trust of our shareholders, employees, and customers, could be adversely affected.
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
We have collective bargaining agreements with our unions that stipulate the amount of contributions that we must make to union-sponsored, multi-employer pension plans in which our employees participate. Multi-employer pension plans generally are managed by trustees, who are appointed by management of the employers participating in the plans (including our Company, in some cases) and the affiliated unions and who have fiduciary obligations to act prudently and in the best interests of the plan’s participants.
Under our collective bargaining agreements, we are obligated to make contributions to a number of multi-employer plans which cover the majority of our employees. Benefits under these plans generally are based on a specified amount for each year of service. We contributed $109.3 million, $115.7 million and $125.8 million to all of our multi-employer plans in fiscal 2008, 2007, and 2006, respectively. Based on the most recent information available to us, we believe that certain of the multi-employer pension plans to which we contribute are substantially underfunded. While we expect contributions to these plans to continue to increase as they have in recent years, the amount of increase will depend upon the outcome of collective bargaining, actions taken by trustees, the actual return on assets held in these plans, the impact of new government regulations and the rate of employer withdrawals from the plans, as discussed below.
Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer pursuant to complex actuarial and allocation rules under the Employee Retirement Income Security Act of 1974 (ERISA). Current information regarding the funding status and potential withdrawal liability allocable to the Company is not routinely made available by multi-employer pension plans. However, based on publicly available information and limited information available from the plans, both of which are often dated and not subject to independent verification, we believe that our total contingent liability in the event of our complete withdrawal from all multi-employer plans to which we contribute would be in a range from $850 million to $1 billion. This range does not reflect recent investment returns or losses on plan assets or actuarial experience of the plans, both of which could materially impact the amount of withdrawal liability on a given date. This range also does not reflect a potential increase in our liability as the result of the partial or complete withdrawal of other employers participating in the plans. If employers that withdraw or partially withdraw from a multi-employer pension plan are not able or fail to pay their withdrawal liability to the plan, by reason of bankruptcy or otherwise, the remaining participating employers in the plan must meet the plan’s funding obligations and are responsible for an increased portion of the plan’s underfunding. The decline in the value of assets held by certain of the multi-employer pension plans to which we contribute, coupled with the high level of benefits generally provided by the plans and the inability or failure of withdrawing employers to pay their withdrawal liability, has dramatically increased the underfunding of these plans in recent years. As a result, and in light of pension reform legislation at the federal level, we expect that our contributions to these plans will continue to increase and the plans’ benefit levels, underfunding and related issues will continue to create challenges for us and other employers in the bakery and trucking industries.
When we close bakeries, distribution centers and retail outlets, we may incur withdrawal liabilities with respect to underfunded multi-employer pension plans. Since fiscal 2004, we have closed 14 bakeries, and in connection with our restructuring activities, we may close additional bakeries, routes, bakery outlets and distribution centers. Any assessments for any withdrawal liability that we might incur by future closures will be recorded when the affected plans determine that it is probable that a liability exists and that the amount of the withdrawal liability can be reasonably estimated.
Additionally, ERISA and the Internal Revenue Code and related regulations establish minimum funding requirements for multi-employer pension plans. The Pension Protection Act of 2006, or the PPA, imposes minimum stricter funding requirements on multi-employer pension plans for plan years commencing on or after January 1, 2008. Under the PPA, plans that fail to meet certain funding standards are categorized as being in critical or endangered status. The trustees for critical or endangered plans must adopt a rehabilitation or funding improvement plan designed to improve the plan’s funding within a prescribed period of time. Rehabilitation and funding improvement plans may include increased employer contributions, reductions in benefits or a combination of the two. Unless otherwise agreed upon, any requirement to increase employer contributions will not take effect until the current collective bargaining agreements expire. However, an immediate five percent surcharge (increasing to ten percent for the following and subsequent years) is imposed on contributions to critical plans and remains in effect until the bargaining parties agree on modifications imposed by the rehabilitation plan adopted by the trustees. In addition the failure of a plan to meet funding improvement targets provided in its rehabilitation or funding improvement plan could result in the imposition of an excise tax on contributing employers. To date, we have received notice that five plans to which we contribute have been designated in critical status and an additional four plans to which we contribute have been designated in endangered status. If excise taxes were imposed on us, or we are required to make additional contributions, it could adversely affect our financial condition, results of operations and cash flows.
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
The willingness of consumers to purchase premium branded food products depends in part on national and local economic conditions. In periods of economic downturns or uncertainty, consumers tend to purchase more private label or other lower priced products. In fact, as a result of the recent economic downturn, our sales volume of higher margin branded products has suffered, adversely affecting our financial condition, results of operations and cash flows.
     Inability to anticipate changes in consumer preferences may result in decreased demand for products.
Our success depends in part on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences. Consumer preferences change, and our failure to anticipate, identify or react to these changes could result in reduced demand for our products, which could in turn adversely affect our financial condition, results of operations and cash flows. We have introduced several new products over the last few years and improved products in order to achieve and retain market share and have incurred significant development and marketing costs in connection therewith. If our products fail to meet consumer preferences, then our strategy to maintain and grow sales and profits with new products will be less successful.
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
We are subject to numerous environmental laws and regulations that impose environmental controls on us or otherwise relate to environmental protection and health and safety matters, including, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and cleanup of solid and hazardous wastes, and the investigation and remediation of soil and groundwater affected by regulated substances. We have underground storage tanks at various locations throughout the U.S. that are subject to federal and state regulations establishing minimum standards for these tanks and, where necessary, remediation of associated contamination. We are presently in the process of or have completed remediating any known contaminated sites. In addition, we have reached an agreement in principle with the Environmental Protection Agency, or EPA, and Department of Justice, or DOJ, to settle a claim in our bankruptcy related to our handling of regulated refrigerants. We have also received notices from the EPA, state agencies, and/or private parties seeking contribution, that we have been identified as a potentially responsible party, or PRP, under CERCLA, arising out of the alleged disposal of hazardous substances at certain disposal sites on properties owned or controlled by others. Because liability under CERCLA may be imposed retroactively without regard to fault, we may be required to share in the cleanup cost of six “Superfund” sites. Our ultimate liability may depend on many factors, including (i) the volume and types of materials contributed to the site, (ii) the number of other PRPs and their financial viability, and (iii) the remediation methods and technology to be used.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES
Bakeries
We currently own and operate 41 bakeries in the following locations:

Birmingham, Alabama	Indianapolis, Indiana	Rocky Mount, North Carolina
Anchorage, Alaska	Waterloo, Iowa	Akron, Ohio
Los Angeles, California (2)	Emporia, Kansas	Cincinnati, Ohio
Oakland, California	Lenexa, Kansas	Columbus, Ohio
Sacramento, California	Alexandria, Louisiana	Defiance, Ohio
Denver, Colorado	Biddeford, Maine	Northwood, Ohio
Jacksonville, Florida	Boonville, Missouri	Tulsa, Oklahoma
Orlando, Florida	Springfield, Missouri	Philadelphia, Pennsylvania
Columbus, Georgia	St. Louis, Missouri	Knoxville, Tennessee
Decatur, Illinois	Billings, Montana	Memphis, Tennessee
Hodgkins, Illinois	Henderson, Nevada	Ogden, Utah
Peoria, Illinois	Wayne, New Jersey	Salt Lake City, Utah
Schiller Park, Illinois	Jamaica, New York	Seattle, Washington
Columbus, Indiana
Other Properties
As of August 15, 2008, we operate approximately 600 distribution centers and approximately 740 bakery outlets in approximately 1,000 locations throughout the United States. The majority of our bakery outlets and distribution centers are leased. Over the past few years, we have been able to realize operating synergies through consolidation of redundant bakeries and distribution centers.
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
We are named in two wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of route sales representatives. The case involving the putative class is captioned Ruzicka, et al. v. Interstate Brands Corp., et al., No. 03-CV 2846 (FLW) (Sup. Ct., Ocean City, N.J.), and the other case is captioned McCourt, et al. v. Interstate Brands Corp., No. 1-03-CV-00220 (FLW) (D.N.J.). As a result of our Chapter 11 filing, these cases were automatically stayed. However, the automatic stay was lifted, and as a result of a mediation in late July 2008, the parties have reached agreement in principle to settle these cases through an allowed, pre-petition general unsecured claim in the amount of $2.0 million, which is subject to Bankruptcy Court and New Jersey Federal Court approval.
As previously disclosed and as last updated in our fiscal 2008 first quarter Form 10-Q, the EPA has made inquiries into the refrigerant handling practices of companies in our industry. In September 2000, we received a request for information from the EPA relating to our handling of regulated refrigerants, which we historically have used in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. The EPA has entered into negotiated settlements with two companies in our industry, and has offered a partnership program to other members of the bakery industry that offered amnesty from fines if participating companies converted their equipment to eliminate the use of ozone-depleting substances. Because we had previously received an information request from the EPA, the EPA/Department of Justice (DOJ) policies indicated that we were not eligible to participate in the partnership program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to reduce the use of ozone-depleting refrigerants. Prior to our Chapter 11 filing, we had undertaken negotiations with the EPA to resolve issues that may have existed regarding our historic management of regulated refrigerants. The DOJ, on behalf of the United States of America, filed a proof of claim in our bankruptcy case on March 21, 2005 based upon our refrigerant handling practices. Although the proof of claim does not set forth a specific amount, the claimants allege more than 3,400 violations during the period from 1998 through 2002 and assert that each violation is subject to penalties of up to $27,500 per day. We re-opened settlement negotiations with the DOJ and EPA, and as a result of those negotiations, we have reached an agreement in principle to settle the DOJ and EPA’s claims through an allowed, pre-petition, general unsecured claim in the amount of approximately $1.1 million, which is subject to Bankruptcy Court approval.
As previously disclosed and as last updated in our fiscal 2008 second quarter Form 10-Q, the South Coast Air Quality Management District in California, or SCAQMD, issued a Notice of Violation on June 11, 2003 alleging that we had failed to operate catalytic oxidizers on bakery emissions at our Pomona, California facility in accordance with the conditions of that facility’s Clean Air Act Title V Permit. Among other things, that permit requires that the operating temperatures of the catalytic oxidizers be at least 550 degrees Fahrenheit. Under the South Coast Air Quality Management District rules, violations of permit conditions are subject to penalties of up to $1,000 per day, for each day of violation. The Notice of Violation alleges we were in violation of the permit through temperature deviations on more than 700 days from September 1999 through June 2003. Since that time, four additional instances of alleged violations, some including more than one day, have been cited by the SCAQMD. We are cooperating with the SCAQMD, have taken steps to remove the possible cause of the deviations alleged in the Notice of Violation, applied for and received a new permit, and have replaced the oxidizers with a single, more effective oxidizer. The SCAQMD filed a proof of claim dated December 8, 2004 in our bankruptcy case for $0.2 million in civil penalties. We have reached an agreement in principle to settle the SCAQMD claim through an allowed, pre-petition, general unsecured claim in the amount of $150,000, which is awaiting finalization of a stipulation to be filed with the Bankruptcy Court.

As previously disclosed and as last updated in our fiscal 2008 first quarter Form 10-Q, we are involved in a dispute regarding the proper characterization of the American Bakers Association Retirement Plan, or ABA Plan. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. The ABA Plan contends it should be treated as an aggregate of single employer plans under ERISA, which is also how it is reflected in our financial statements. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). However, the PBGC, which is the federal governmental agency that insures and supervises defined benefit pension plans, revisited its 1979 determination that the ABA Plan was an aggregate of single employer plans and after reviewing the status of the ABA Plan, on August 8, 2006, made a final determination that the ABA Plan is a multiple employer plan under ERISA. On August 9, 2006, we filed a lawsuit in Bankruptcy Court seeking enforcement of the PBGC’s determination, but there can be no assurance as to whether we will obtain such enforcement or the amount of any reduction to our net benefit obligation liability. Accordingly, due to the lack of a definitive resolution of this uncertainty prior to the end of the fiscal periods presented herein, as noted above we have continued to reflect our interests in the ABA Plan as an aggregate of single employer plans.
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
On April 4, 2007, the PBGC filed a motion for summary judgment in the Sara Lee case asking the court to enforce the PBGC’s August 8, 2006 determination that the ABA Plan is a multiple employer plan. Briefing on the PBGC’s motion for summary judgment concluded on June 8, 2007, and oral argument was heard on July 2, 2007. On September 11, 2007, the District Court issued a partial ruling on the PBGC’s motion for summary judgment. In its opinion, the District Court agreed with the PBGC and IBC as to the requisite standard for its review, but declined to review the PBGC’s August 8, 2006 determination until after it could decide whether the administrative record filed by the PBGC was complete. On August 27, 2008, the District Court ruled that the administrative record was complete. We now await the District Court’s ruling on the PBGC’s August 8, 2006 determination.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Prior to our bankruptcy filing, our common stock was listed on the New York Stock Exchange, or NYSE, and was traded under the symbol “IBC.” As a result of our bankruptcy filing, our common stock was delisted from the NYSE immediately in accordance with Section 802.00 of the NYSE Listed Company Manual. Our common stock now trades on the over-the-counter market under the symbol “IBCIQ.”
As of August 15, 2008, we had issued and outstanding 45,202,826 shares of our common stock, which were held of record by 2,776 persons (excluding account holders in our 1991 Employee Stock Purchase Plan). Giving effect to our senior subordinated convertible notes, common stock equivalents, we had issued and outstanding 55,101,267 shares of our common stock as of August 15, 2008.
The table below presents the range of high and low sales prices of our common stock by quarter for each fiscal quarter in fiscal 2008 and 2007:
Stock Price

Fiscal Year	Quarter	High	Low
2008	1	$3.00	$1.00
	2	1.25	0.04
	3	0.07	0.01
	4	0.12	0.02

2007	1	$8.45	$4.60
	2	5.20	2.50
	3	3.60	2.11
	4	4.00	2.55
Under the DIP Facility, we are prohibited from paying dividends on our common stock. As a result, no dividends were paid in fiscal 2008 or fiscal 2007.
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

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of	Average Price	of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased(B)	(or Unit)	or Programs	Plans or Programs
Period 1 June 3-June 30, 2007	4	$2.90	4	7,396,627
Period 2 July 1-July 28, 2007	3	$2.30	3	7,396,624
Period 3 July 29-Aug 25, 2007	2	$1.30	2	7,396,622
Period 4 Aug 26-Sept 22, 2007	4	$1.14	4	7,396,618
Period 5 Sept 23-Oct 20, 2007	2	$0.50	2	7,396,616
Period 6 Oct 21-Nov 17, 2007	—	—	—	7,396,616
Period 7 Nov 18-Dec 15, 2007	—	—	—	7,396,616
Period 8 Dec 16, 2006-Jan 12, 2008	—	—	—	7,396,616
Period 9 Jan 13-Feb 9, 2008	—	—	—	7,396,616
Period 10 Feb 10-March 8, 2008	—	—	—	7,396,616
Period 11 March 9-April 5, 2008	—	—	—	7,396,616
Period 12 April 6-May 3, 2008	—	—	—	7,396,616
Period 13 May 4-May 31, 2008	—	—	—	7,396,616

Total	15	$1.77	15	7,396,616

(A)	Since May 11, 1999, our Board has authorized the purchase of approximately 11.0 million shares of our common stock. Prior to the Chapter 11 filing, management had the discretion to determine the number of the shares to be purchased, as well as the timing of any such purchases, with the pricing of any shares repurchased to be at prevailing market prices. As of May 31, 2008, 7,396,616 shares of our common stock were available to be purchased under this stock repurchase program. As a result of our Chapter 11 filing and restrictions imposed by the DIP Facility, however, the program has effectively been suspended since the filing.

(B)	Repurchases resulted from the repurchase of fractional shares upon issuance of certificates representing stock held in the Employee Stock Purchase Plan. This plan was terminated in conjunction with the Bankruptcy filing in September 2004.

ITEM 6. SELECTED FINANCIAL DATA
INTERSTATE BAKERIES CORPORATION
FIVE-YEAR SUMMARY OF FINANCIAL DATA

	Fifty-Two		Fifty-Three	Fifty-Two
	Weeks Ended		Weeks Ended	Weeks Ended
	May 31,	June 2,	June 3,	May 28,	May 29,
	2008	2007	2006	2005	2004
	(1)	(3)(4)	(5)	(7)(8)	(9)
		(dollars and shares in thousands, except per share data)
Statements of Operations

Net sales	$2,798,337	$2,917,268	$3,060,473	$3,403,505	$3,467,562

Cost of products sold (exclusive of depreciation and amortization) (2)	1,440,609	1,489,019	1,552,731	1,724,054	1,733,303

Operating income (loss)	(64,572)	(39,641)	(56,368)	(335,536)	(18,326)
% of net sales	(2.3)%	(1.4)%	(1.8)%	(9.8)%	(0.5)%

Income (loss) before cumulative effect of accounting change	$(143,684)	$(112,848)	$(127,300)	$(379,280)	$(33,370)
Cumulative effect of accounting change (6)	—	—	(1,017)	—	—

Net income (loss)	$(143,684)	$(112,848)	$(128,317)	$(379,280)	$(33,370)
% of net sales	(5.1)%	(3.9)%	(4.2)%	(11.1)%	(1.0)%

Income (loss) per share before cumulative effect of accounting change:
Basic and diluted	$(3.18)	$(2.50)	$(2.82)	$(8.43)	$(0.74)

Common stock dividends per share	—	—	—	—	0.21

Weighted average common shares outstanding:
Basic and diluted	45,195	45,171	45,124	45,010	44,868

Balance Sheets

Total assets	$958,357	$1,081,392	$1,253,055	$1,398,650	$1,673,797
Long-term debt, excluding current maturities (10)	—	—	—	—	10,362
Stockholders’ equity (deficit)	(461,714)	(318,741)	(240,583)	(116,924)	261,708

(1)	Fiscal 2008 operating loss includes net restructuring charges of approximately $5.7 million relating to a sales reorganization to improve the structure and efficiency of the sales and route delivery of our baked goods and the closure of four bakeries and the consolidation of related depots and routes in conjunction with exiting the Southern California bread market; and property and equipment impairment of approximately $10.5 million related to the closing of the four bakeries.

(2)	Depreciation and amortization excluded from cost of products sold amounted to approximately $50.4 million, $51.0 million, $59.7 million, $70.2 million, and $71.6 million in fiscal 2008, 2007, 2006, 2005, and 2004, respectively.

(3)	Fiscal 2007 operating loss includes net restructuring credits of approximately $4.1 million relating to gains realized on the sale of restructuring related assets partially offset by costs related to certain closings and restructurings of bakeries, depots and bakery outlets; and a machinery and equipment impairment of approximately $1.4 million.

(4)	Fiscal 2007 stockholders’ deficit reflects a reduction of approximately $33.4 million related to a change in accounting for pension and other postretirement obligations due to our adoption of the recognition and disclosure requirements of Statement of Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

(5)	Fiscal 2006 operating loss includes net restructuring credits of approximately $27.2 million relating to gains realized on the sale of restructuring related assets partially offset by costs related to certain closings and restructurings of bakeries, depots and bakery outlets; and a machinery and equipment impairment of approximately $4.8 million.

(6)	In fiscal 2006, as a result of adopting FIN 47, we recorded a cumulative effect of an accounting change of approximately $1.0 million, or $0.02 per share, and a liability of the same amount as the related asset values were fully depreciated as of June 3, 2006.

(7)	Fiscal 2005 operating loss includes goodwill and other intangible asset impairments of approximately $229.5 million; restructuring charges of approximately $54.3 million relating to the closures of five bakeries, a general workforce reduction and other cost reductions; settlement of class action litigation of approximately $8.7 million; and a net curtailment loss from the suspension of our Supplemental Employee Retirement Plan of $10.3 million.

(8)	Fiscal 2005 net loss includes a tax valuation allowance adjustment of $5.6 million related to deferred tax assets originating in prior years.

(9)	Fiscal 2004 operating loss includes restructuring charges of approximately $12.1 million relating to the closures of three bakeries, severance costs in connection with the centralization of certain finance and data maintenance administrative functions and the relocation of certain key management employees in conjunction with our new more centralized organizational structure and settlement of class action litigation of approximately $3.0 million.

(10)	At May 31, 2008, we included our Senior Secured Credit Facility in liabilities subject to compromise. See Note 7. Debt to our consolidated financial statements regarding this reclassification. In all prior years presented, we have reflected the total amount due under our Senior Secured Credit Facility as amounts payable within one year due to our default under this facility. See Note 1. Voluntary Chapter 11 Filing to our consolidated financial statements regarding going concern considerations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPANY OVERVIEW
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh baked bread and sweet goods in the United States, producing, marketing, distributing and selling a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products. Our various brands are positioned across a wide spectrum of consumer categories and price points. We operate 41 bakeries and approximately 740 bakery outlets located in strategic markets throughout the United States. Our sales force delivers baked goods from approximately 600 distribution centers on approximately 6,000 delivery routes.
Our net sales are affected by various factors, including our marketing programs, our pricing actions, competitors’ activities and consumer preferences. We recognize sales, net of estimated credits for dated and damaged products, when our products are delivered to our customers.
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
Our financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because of the Chapter 11 process and our recurring losses from operations, negative working capital, downward sales trends, and the potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt that we can continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to evaluate and execute various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a new or revised plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of, and increase in the amount available under, our DIP Facility, if needed, or refinance our DIP Facility at its maturity, our ability to implement our restructuring activities, our ability to obtain concessions from our labor unions, our ability to obtain financing upon exit from bankruptcy, our ability to implement the Second Amended Plan, if confirmed by the Bankruptcy Court, and the transactions contemplated thereby and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.
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
OVERVIEW OF CERTAIN TRENDS AND EVENTS AFFECTING OPERATIONS, FINANCIAL POSITION AND LIQUIDITY
The demand for our products has declined in recent years. During fiscal 2008, our revenues and total unit volumes of branded bread and sweet goods declined. We continue to experience reduced demand for our products, and we expect that this trend will continue. Data from IRI indicates that the declining trend in bread and sweet goods was evident in the industry in fiscal 2008.

In light of our declining revenue and the significant upward cost pressure we are experiencing, discussed in more detail below, we have undertaken a detailed review of the competitive environment in all of our markets and for all of our product lines, including sweet goods, bread and buns and rolls, and implemented a significant price increase in many of our products and across virtually all markets in fiscal 2008. We cannot assure you that these steps will be effective in addressing declines in our revenues or maintaining our operating margins or will fully offset the cost pressure we are experiencing.
We believe that the recent national awareness regarding obesity trends in children and adults and related issues has had an impact on the eating habits of many consumers and, as a result, consumers have changed and will continue to change their consumption of bread products and sweet goods. While the long-term impact of consumers concerned about eating habits, including consumption of carbohydrates, calories, and fat is still unclear, changes in consumption habits could impact demand for our products going forward. As a result of the awareness regarding childhood obesity, Congress ordered the Federal Trade Commission (FTC) to gather information from certain food manufacturers related to advertising to children. On August 7, 2007, the FTC issued an Order To File Special Report to 44 food manufacturers, including the Company. The Order required the Company to provide detailed information on its snack cake marketing activities during calendar 2006. The Company submitted its response as requested by the FTC.
In addition, dietary guidelines could result in further reduced demand for our products. The Department of Health and Human Services and Department of Agriculture’s guidelines provide dietary advice aimed at promoting health and reducing the risk for major chronic diseases, and serve as the basis for federal food and nutrition education programs. The guidelines recommend limiting the intake of saturated and trans fats, cholesterol, added sugar, salt and alcohol. Although virtually all of our bread products and such key iconic Hostess sweet goods as Twinkies and Ho Hos have the “0 grams” trans fat label under the Food and Drug Administration’s labeling regulations that became effective January 1, 2006, certain of our products, primarily those that are fried or Kosher, contain trans fat, which is declared on the products’ labels. With respect to our new product offerings, we intend to introduce only those new products that can properly be labeled with the “0 grams” trans fat declaration to assist those consumers concerned about their trans fat consumption. There can be no assurance that these and other actions that we may take will offset the effect, if any, of the guidelines’ recommendation. The guidelines also recognize that whole grains are an important source of fiber and nutrients and recommend an increased consumption of whole grain products by substituting whole grain products for some enriched bread products. We have a number of whole grain products among our product offerings. However, the substantial majority of our bread revenues are from the sale of white bread and other refined grain bread products. There can be no assurance that, if consumers increase their consumption of whole grain products as a result of the new guidelines, they will increase consumption of our whole grain product offerings or that such consumption will offset any reduced consumption of our enriched bread products.
To address these and other market trends, increase sales and grow our earnings over time, we have introduced new products. In the third quarter of fiscal 2008, we introduced the following Hostess 100 Calorie Pack products on a national basis: blueberry streusel muffins, banana streusel muffins and cinnamon streusel coffee cake.
We also face increasingly intense price competition. Declining unit sales in certain product categories (such as the premium white bread and private label segments) and more efficient production methods (including extended shelf life programs) have resulted in excess industry capacity. This and retail channel consolidation have increased the bargaining leverage of wholesale customers and resulted in increasingly intense price competition. Given the nature of the bakery market, the success of our price increases is highly dependent on the response of consumers and our competitors.
Our production and distribution facilities represent substantial and largely fixed costs. Relatively robust utilization is needed to break even, and past this break even point, an increasing volume of production is normally increasingly profitable. The combined effects of net sales and unit volume declines and the success of our extended shelf life programs resulted in unused capacity in our system. As a consequence, and in connection with our comprehensive review of our operations to determine the appropriate actions necessary to restructure our business following our Chapter 11 filing, we performed an exhaustive review of each of our PCs (now referred to as business units) on an individual basis in order to address continued revenue declines and our high-cost structure. In part to address the unused capacity in our system, we have closed 14 bakeries since fiscal 2004. We continue to examine our production capacity and may, as a result, close additional facilities in the future.
The major ingredients and energy used to produce our products, and the energy used to distribute them (primarily motor vehicle fuels), are commodities that are generally widely available and that fluctuate in price, sometimes rapidly. Although we utilize commodity hedging derivatives to protect against price increases, there can be no assurance that our hedging strategies will be successful in mitigating future fluctuations in the prices of such commodities. Numerous commodities have recently been at record levels, and commodity markets are experiencing unprecedented volatility. The increase in commodity prices has had a significant negative impact on our margins. In an effort to offset the negative impact of this trend, we have increased the prices of our products and intend to implement future price increases as warranted. Notwithstanding the impact of this trend of increasing commodity costs on the industry as a whole, we can provide no assurance that our price increases will offset the negative impact of these rising costs, that we will not experience unit volume declines as a result of our actions or that competitive pressures will allow us to implement future price increases or maintain current pricing in the future. Additionally, our current financial situation could impede our ability to manage commodity price risks.
Our largest cost is labor. As with many other highly unionized businesses, our labor costs have been rising. Since a very substantial portion of the workforce in our bakeries and distribution networks is unionized, our costs are generally higher and our ability to implement productivity improvements and effect savings with respect to health care, pension and other retirement costs is more restricted than in many nonunion operations as a result of various restrictions specified in our collective bargaining agreements. Although we received concessions from certain of our unionized employees during our profit center restructuring process, we do not believe that these concessions are sufficient to allow us to successfully emerge from bankruptcy. We engaged in discussions with representatives of the two labor organizations representing approximately 91% of our unionized employees, the Bakery Confectionery, Tobacco Workers & Grain Millers International Union and International Brotherhood of Teamsters, to achieve further concessions, including greater flexibility in the method and manner by which we distribute our products to our customers and cost reductions related to health and welfare programs. No agreement with the IBT was reached. We reached agreement with the BCTGM, which is in effect for all of its local bargaining units. We also reached agreements with all but one of the other unions representing our employees, which agreements are in effect. The collective bargaining agreements with our unions also stipulate the amount of contributions that we and other companies must make to union-sponsored, multi-employer pension plans in which our employees participate and, as a result, we may be obligated to make additional contributions or incur withdrawal liability with respect to such plans, as more fully discussed in “Item 1A. Risk Factors.”
As of May 31, 2008, we had approximately $25.1 million in available cash and $53.0 million available for borrowing under the DIP Facility. This compares to the $67.2 million in available cash and $90.3 million available for borrowing under the DIP Facility as of June 2, 2007. As a result of an amendment to our DIP Facility, we have approximately $80.0 million available for borrowing as of the date of this filing. We cannot assure you that the amount of cash available from operations and from our DIP Facility will be sufficient to fund operations until such time as we are able to propose a revised or new plan of reorganization that will receive the requisite acceptance by creditors, equity holders and parties in interest and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Facility are not sufficient to meet our cash requirements, we may be required to seek additional financing. In addition, the maturity date of the DIP Facility has been extended to February 9, 2009. We can provide no assurance that we will be able to negotiate a further extension of the maturity date and increased borrowing availability with our lenders or that additional or replacement financing will be available prior to or following the DIP Facility maturity date or, if available, offered on acceptable terms. Failure to obtain such extension and increase or additional or replacement financing will have a material adverse impact on our ability to operate as a going concern.
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
Accounting and Financial Reporting Under Statement of Position 90-7
The consolidated financial statements reflect adjustments in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), which we adopted for financial reporting for periods ending after September 22, 2004. In the Chapter 11 proceedings, substantially all pre-petition liabilities are subject to compromise except for secured debt and those other liabilities that we currently anticipate will not be impaired pursuant to a confirmed plan of reorganization. For financial reporting purposes through guidance provided by SOP 90-7, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings are segregated and classified as liabilities subject to compromise in the consolidated balance sheet. The ultimate amount of and settlement terms for our pre-petition liabilities are accordingly not presently determinable.
Reorganization items are expense or income items that we incurred or realized because we are in bankruptcy. Through guidance provided by SOP 90-7, these expense or income items which would include professional fees and similar types of expenses incurred that directly relate to the Chapter 11 proceedings, loss accruals or gains or losses resulting from activities of the reorganization process, payroll related expenses to retain key employees during our reorganization, costs and claims which stem from the rejection of leases, and interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities are all aggregated and reported separately as reorganization charges. In addition, interest is accrued and reported as expense only to the extent that it will be paid during the Chapter 11 proceedings or that it is probable that it will be an allowed claim under the bankruptcy proceedings.
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
The reserves, including both the current and long-term portions, as well as the portion included in liabilities subject to compromise, recorded by us for these liabilities amounted to approximately $252.3 million and $264.5 million at May 31, 2008 and June 2, 2007, respectively.
Pension Obligations
We record the pension cost and the liability related to our defined benefit plan and the American Bakers Association Retirement Plan, or ABA Plan, based on actuarial valuations. These valuations include key assumptions determined by management, including discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Changes in pension cost may occur in the future due to changes in the number of plan participants, changes in discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors, including recent pension reform legislation. We have and continue to use immediate recognition of the impact of all actuarial gains (losses) associated with the ABA Plan.
Our pension liabilities for these plans, including both the current and long-term portions, amounted to approximately $70.5 million and $68.8 million at May 31, 2008 and June 2, 2007, respectively.
Long-lived Assets
Property and equipment purchases are recorded at cost or fair market value when acquired as part of a business acquisition. These assets are depreciated based on useful lives, developed by historical experience and management’s judgment.
We periodically assess the net realizable value of our long-lived assets. The assessment of our intangible assets with indefinite lives is performed at least on an annual basis but more frequently whenever events occur which indicate that the carrying value of an asset may be impaired, as these assets are not amortized. The assessment of all other long lived assets is performed only when an event occurs which indicates the carrying value of the asset may be impaired. This assessment involves comparing the asset’s estimated fair value to its carrying value, with the impairment measured as the amount by which the carrying value exceeds the fair value of the asset.
In fiscal 2008 and 2007, we tested for impairment of our intangible assets and our long-lived asset groups. Based upon the results of our testing, we determined that the carrying value of machinery and equipment in certain of our long-lived asset groups exceed our estimate of the related fair value. Accordingly, in fiscal 2008 and 2007 we recorded impairments of approximately $10.5 million and $1.4 million, respectively. Additionally, we recorded an intangible asset impairment charge of approximately $0.6 million in fiscal 2008 related to our exit of the bread market in Southern California.
When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. In order for an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale must be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria.
Long-lived assets recorded in our consolidated financial statements at May 31, 2008, include approximately $464.5 million of net property and equipment, $17.6 million of assets held for sale and $158.3 million of intangible assets. At June 2, 2007, our consolidated financial statements include approximately $541.7 million of net property and equipment, $2.0 million of assets held for sale and $160.2 million of intangible assets.
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
Management judgments are made with regard to the incurrence of restructuring-related liabilities including severance and related benefits, Multiemployer Pension Plan Amendments Act withdrawal liabilities, exit costs, as well as impairment of long-term assets as described above. Subsequent gains and losses on the sale of such assets are also included in restructuring (credits) charges. We incurred restructuring (credits) charges during fiscal 2008, 2007, and 2006 and anticipate additional charges in future years in connection with our restructuring efforts.

Income Taxes
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) on June 3, 2007. FIN 48 prescribes a recognition threshold and a measurement standard for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The recognition and measurement of tax benefits is often highly judgmental. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters; however determinations regarding the recognition and measurement of a tax benefit can change as additional developments occur relative to an issue. Accordingly, our future results may include favorable or unfavorable adjustments to our unrecognized tax benefits.
We provide a valuation allowance against deferred tax assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets in each of the jurisdictions in which we operate will not be realized.
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

RESULTS OF OPERATIONS
The following table sets forth the relative percentages that certain income and expense items bear to net sales:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	May 31,	June 2,	June 3,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	51.5	51.0	50.7
Selling, delivery and administrative expenses	47.7	47.7	49.1
Restructuring charges (credits)	0.2	(0.1)	(0.9)
Depreciation and amortization	2.4	2.5	2.5
Loss on sale or abandonment of assets	0.1	0.3	0.2
Property and equipment impairment	0.4	—	0.2

Operating income (loss)	(2.3)	(1.4)	(1.8)
Interest expense	1.7	1.7	1.7
Reorganization charges, net	1.5	1.1	1.2
Other (income) loss	—	—	—

Income (loss) before income taxes and cumulative effect of accounting change	(5.5)	(4.2)	(4.7)
Provision (benefit) for income taxes	(0.4)	(0.3)	(0.5)

Income (loss) before cumulative effect of accounting change	(5.1)	(3.9)	(4.2)
Cumulative effect of accounting change	—	—	—

Net income (loss)	(5.1)%	(3.9)%	(4.2)%

Reportable Segments
We initiated changes in our reporting system effective for the beginning of fiscal 2008, which resulted in the identification of three distinct reportable segments. The three reportable segments were determined by type of customer and distribution method. Management continues to maintain the wholesale operations and retail operations as reporting segments, but renamed them as route sales and outlet sales, respectively. The third reporting segment, direct sales, was established by segregating certain operations previously reported within wholesale operations that deliver products exclusively through warehouse channels. Our reportable segments are strategic business units that are managed separately using different distribution and marketing strategies. For fiscal 2007 and 2006, to the extent our accounting systems permitted, prior years’ amounts have been revised to reflect the current fiscal year’s segment reporting presentation.
Our route sales, formerly wholesale operations, consist of an aggregation of our operations that manufacture, distribute, and sell fresh baked goods utilizing our direct store delivery system.
Our outlet sales, formerly retail operations, consist of four regions that sell our baked goods and other food items directly to consumers through company-operated outlet locations.
Our direct sales consist of our direct warehouse shipment program, which ships bulk packaged sweet goods and dry products, such as croutons and stuffing mix, directly to customer-owned distribution centers and public warehouses for distribution.

Fiscal 2008 Compared to Fiscal 2007
Net Sales
(dollars in thousands)

	Fifty-Two Weeks Ended		Fifty-Two Weeks Ended		%
	May 31, 2008		June 2, 2007		Increase /
	Amount	%	Amount	%	(Decrease)
Route sales	$2,425,611	86.7%	$2,544,777	87.2%	(4.7)%
Outlet sales	296,659	10.6	322,860	11.1	(8.1)
Direct sales	76,067	2.7	49,631	1.7	53.3

Total net sales	$2,798,337	100.0%	$2,917,268	100.0%	(4.1)

Consolidated Net Sales
Net sales for fiscal 2008 were approximately $2,798.3 million, representing a decrease of approximately $118.9 million, or 4.1%, from net sales of approximately $2,917.3 million for fiscal 2007.
Route net sales. Route net sales for fiscal 2008 were approximately $2,425.6 million, representing a decrease of approximately $119.2 million, or 4.7%, from fiscal 2007 net sales of approximately $2,544.8 million. In the second quarter of fiscal 2008, we exited the bread market in Southern California. Included in our reduction in net sales for fiscal 2008 as compared to the prior year is a reduction in net sales of approximately $88.1 million related to our exit of this bread market. To a lesser extent, the reduction in net sales also reflects the transfer of business from our route to our direct sales operations as described below. The decrease in net sales for fiscal 2008 as compared to fiscal 2007 further reflects a unit volume decline, adjusted for our exit of the bread market in Southern California, of 8.3%. Our net sales decrease also was the result of reduced demand for our products principally related to price increases, changes to the depth and frequency of our promotional activities and market actions by our competitors. Our sales declines were partially offset by a unit value increase adjusted for our exit of the bread market in Southern California of 7.6% in fiscal 2008 as compared to the prior year which resulted primarily from selling price increases and product mix changes.
Outlet net sales. Outlet net sales for fiscal 2008 were approximately $296.7 million, representing a decrease of approximately $26.2 million, or 8.1% from fiscal 2007 net sales of approximately $322.9 million. The decline in revenue is attributable to the closing of retail outlets in conjunction with our restructuring efforts. Same store sales were down 1.4% with volume declines related to the effects of retail price increases, exceeding the favorable impact of these increases.
Direct net sales. Direct net sales for fiscal 2008 were approximately $76.1 million, an increase of approximately $26.5 million from net sales of approximately $49.6 million in fiscal 2007. Substantially all of this increase in sales is primarily attributable to a transfer in business from our route operations.
Gross Profit (Exclusive of Depreciation and Amortization)
Gross profit was approximately $1,357.7 million, or 48.5% of net sales, for fiscal 2008, compared to approximately $1,428.2 million, or 49.0%, of net sales in fiscal 2007. Total cost of products sold decreased by approximately $48.4 million, against a decrease in net sales of approximately $118.9 million when compared to fiscal 2007. We continue to experience sharp increases in our commodity costs, as well as in our other components of production. These direct component costs, when compared on a cost per pound of production, increased 14.0% when compared to fiscal 2007, including increases of 11.0% for ingredients, 2.3% for labor and 0.7% for packaging. These cost increases were only partially offset by the effects of our strategic pricing actions and improved levels of product returns. These lower costs resulted from our decreased distribution of lower margin products, as well as volume declines due to our bakery and outlet closings. The net effect of these changes resulted in a decrease in our gross profit margin percentage of 0.5% as compared to fiscal 2007.
Selling, Delivery and Administrative Expenses
Selling, delivery and administrative expenses were approximately $1,334.4 million, or 47.7% of net sales, for fiscal 2008, representing a decrease of approximately $57.0 million from fiscal 2007’s selling, delivery and administrative expenses of approximately $1,391.4 million, or 47.7% of net sales. As a percent of net sales, selling, delivery and administrative expense remained constant between fiscal 2008 and 2007. This resulted primarily from a 0.4% decrease in labor and labor-related costs as a percent of net sales, which included (1) our exit of the bread market in Southern California during the second quarter of fiscal 2008 and (2) a favorable reduction in net pension expense when compared to fiscal 2007. This labor cost decrease was completely offset by an increase in our energy costs of 0.3% as a percentage of net sales centered principally in our delivery and distribution system for route sales and a 0.1% increase in all other selling and administrative expenses combined as a percent of net sales when compared with the prior year.
Restructuring Charges
During fiscal 2008, we realized net restructuring charges related principally to restructuring activities initiated in fiscal 2008 of approximately $5.7 million, which was composed of severance and related benefit costs of approximately $7.2 million and other exit costs of approximately $2.0 million including facility closure costs such as cleanup, security, relocation, utilities, and taxes. These charges were partially offset by net gains of approximately $3.5 million recognized on the sale of machinery, equipment and real estate. See Note 14. Restructuring Charges (Credits) to our consolidated financial statements for further information.
During fiscal 2007, we realized a net restructuring credit of approximately $4.1 million, which was composed of net gains on the sale of assets of approximately $7.8 million and severance credits of approximately $0.4 million related to accrual adjustments for previously estimated employee terminations. These gains were partially offset by asset impairment charges of approximately $2.3 million and other exit costs of approximately $1.8 million. The other exit costs include facility closure costs such as cleanup, security, relocation, utilities, and taxes.
Property and Equipment Impairment
In fiscal 2008 and 2007, we tested our long-lived assets for recoverability and determined that the carrying value of certain of our asset groups exceeded our estimate of the related fair value. Accordingly we recorded impairment losses of approximately $10.5 million and $1.4 million in fiscal 2008 and 2007, respectively.
Operating Income (Loss)
(dollars in thousands)

	Fifty-Two Weeks Ended		Fifty-Two Weeks Ended		%
	May 31, 2008		June 2, 2007		Increase /
	Amount	%	Amount	%	(Decrease)
Segment Income (Loss)
Route sales	$11,060	(17.1)%	$28,798	(72.6)%	(61.6)%
Outlet sales	21,007	(32.5)	10,902	(27.5)	92.7
Direct sales	6,773	(10.5)	3,595	(9.1)	88.4

Total segment income (loss)	38,840	(60.1)	43,295	(109.2)	(10.3)
Corporate	(103,412)	160.1	(82,936)	209.2	(24.7)

Total operating income (loss)	$(64,572)	100.0%	$(39,641)	100.0%	(62.9)

Consolidated Operating Income (Loss)
Based upon the above factors, the operating loss for fiscal 2008 was approximately $64.6 million, representing an increase in our operating loss of approximately $25.0 million from the prior year’s operating loss of approximately $39.6 million. The operating loss for fiscal 2008 and 2007 includes net charges of approximately $20.6 million and $4.6 million, respectively, for restructuring activities, loss on sale or abandonment of assets and property and equipment impairment charges.
Route operating income. Route operating income for fiscal 2008 was approximately $11.1 million, representing a decrease of approximately $17.7 million over operating income for fiscal 2007 of approximately $28.8 million. The decrease in operating profit was attributable to a 4.7% decrease in net route sales of approximately $119.2 million, which was only partially offset by a 4.0% decrease in route operating costs of approximately $101.5 million. The decline in route segment profitability is primarily attributable to unit volume declines along with direct component cost increases, principally ingredients and labor.
Outlet operating income. Outlet operating income for fiscal 2008 was approximately $21.0 million representing an improvement of approximately $10.1 million over operating income for fiscal 2007 of approximately $10.9 million. This gain was attributable to an 8.1% reduction in net outlet sales of approximately $26.2 million, which was more than offset by an 11.6% decrease in outlet operating costs of approximately $36.3 million. This improvement is attributable to our continued efforts to identify and close less profitable outlet locations, as well as our strategy to rationalize outlet pricing.
Direct operating income. Direct operating income for fiscal 2008 was approximately $6.8 million representing an improvement of approximately $3.2 million over operating income for fiscal 2007 of approximately $3.6 million. This gain resulted from an increase in net direct sales of approximately $26.5 million, substantially all of which was attributable to a transfer of business from our route operations, partially offset by an increase in direct operating costs of approximately $23.2 million.
Reorganization Charges
In fiscal 2008, we incurred a net reorganization charge of approximately $42.7 million. This charge related to expense or income items that we incurred or realized because we are in reorganization under Chapter 11 of the Bankruptcy Code. The cost of these activities included (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of approximately $39.9 million; (2) payroll related expenses to retain key employees during our reorganization of approximately $0.1 million; (3) losses realized as we rejected certain of our lease agreements of approximately $0.5 million; and (4) debt fees written off of approximately $5.3 million (see Note 7. Debt to our consolidated financial statements for further information); partially offset by (5) interest earned of approximately $1.5 million on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities; and (6) gains realized on the sale of our excess properties of approximately $1.6 million.
In fiscal 2007, we incurred a net reorganization charge of approximately $32.6 million. The cost of these activities included (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of approximately $35.3 million; (2) payroll related expenses to retain key employees during our reorganization of approximately $1.0 million; and (3) losses realized as we rejected certain of our lease agreements of approximately $0.2 million; partially offset by (4) interest earned of approximately $3.1 million on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities; and (5) gains realized on the sale of our excess properties of approximately $0.8 million.
Interest Expense
Interest expense for fiscal 2008 was approximately $46.4 million, representing a decrease of approximately $3.2 million from fiscal 2007 expense of approximately $49.6 million. The net decrease in interest expense was primarily attributable to a decrease in interest rates offset by (1) an increase of approximately $0.3 million in amortized debt fees associated with the pre-petition and post-petition debt facilities and (2) an increase of approximately $0.7 million in interest cost associated with an increase in DIP Facility borrowings.

Provision (Benefit) for Income Taxes
The effective income tax benefit rate for fiscal 2008 and 2007 was 6.5%, reflecting valuation allowances we have recorded against deferred tax assets originating in those years. We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 on June 3, 2007. FIN 48 prescribes a recognition threshold and a measurement standard for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The recognition and measurement of tax benefits is often highly judgmental. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters; however determinations regarding the recognition and measurement of a tax benefit can change as additional developments occur relative to an issue. Accordingly, our future results may include favorable or unfavorable adjustments to our unrecognized tax benefits. See Note 16. Income Taxes to our consolidated financial statements for further information.
Fiscal 2007 Compared to Fiscal 2006
Net Sales
(dollars in thousands)

	Fifty-Two Weeks Ended		Fifty-Three Weeks Ended		%
	June 2, 2007		June 3, 2006		Increase /
	Amount	%	Amount	%	(Decrease)
Route sales	$2,544,777	87.2%	$2,661,465	87.0%	(4.4)%
Outlet sales	322,860	11.1	358,722	11.7	(10.0)
Direct sales	49,631	1.7	40,286	1.3	23.2

Total net sales	$2,917,268	100.0%	$3,060,473	100.0%	(4.7)

Consolidated Net Sales
Net sales for fiscal 2007 were approximately $2,917.3 million, representing a decrease of approximately $143.2 million, or 4.7%, from net sales of approximately $3,060.5 million for fiscal 2006.
Route net sales. Route net sales for fiscal 2007 were approximately $2,544.8 million, representing a decrease of approximately $116.7 million, or 4.4% from fiscal 2006 net sales of approximately $2,661.5 million. In fiscal 2006, we had a 53rd week of operations which resulted in estimated additional net sales of approximately $53.5 million which contributed to the decline in net sales for fiscal 2007 when compared with fiscal 2006. The decrease in net sales additionally reflected a total unit volume decline of 7.4%, partially offset by a unit value increase of 6.0% in fiscal 2007 as compared to the prior year. The unit value increase resulted primarily from selling price increases and product mix changes.
Outlet net sales. Outlet net sales for the 52 weeks ended June 2, 2007 were approximately $322.9 million, representing a decrease of approximately $35.9 million, or 10.0% from fiscal 2006. In fiscal 2006, we had a 53rd week of operations which resulted in estimated additional net sales of approximately $6.9 million which contributed to the decline in net sales for fiscal 2007 when compared with fiscal 2006. However, the decline in net sales is primarily attributable to the closing of lower performing retail outlets.
Direct net sales. Direct net sales for fiscal 2007 were approximately $49.6 million, an increase of approximately $9.3 million from net sales of approximately $40.3 million in fiscal 2006. In fiscal 2006, we had a 53rd week of operations, which resulted in estimated additional net sales of approximately $0.8 million that reduced the reported increase in sales when comparing fiscal 2007 to 2006. The increase in net sales is primarily attributable to an increase in direct net sales of our dry products.

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
Restructuring Charges
During fiscal 2007, we realized a net credit of approximately $4.1 million which was composed of net gains on the sale of assets of approximately $7.8 million and severance credits of approximately $0.4 million related to accrual adjustments for previously estimated employee terminations. These gains were partially offset by asset impairment charges of approximately $2.3 million and other exit costs of approximately $1.8 million. The other exit costs include facility closure costs such as cleanup, security, relocation, utilities, and taxes. See Note 14. Restructuring Charges (Credits) to our consolidated financial statements for further information.
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

Operating Income (Loss)
(dollars in thousands)

	Fifty-Two Weeks Ended		Fifty-Three Weeks Ended		%
	June 2, 2007		June 3 2006		Increase /
	Amount	%	Amount	%	(Decrease)
Segment Income (Loss)
Route sales	$28,798	(72.6)%	$(11,747)	20.8%	345.2%
Outlet sales	10,902	(27.5)	10,682	(18.9)	2.1
Direct sales	3,595	(9.1)	4,394	(7.8)	(18.2)

Total segment income (loss)	43,295	(109.2)	3,329	(5.9)	1,200.5
Corporate	(82,936)	209.2	(59,697)	105.9	(38.9)

Total operating income (loss)	$(39,641)	100.0%	$(56,368)	100.0%	29.7

Consolidated Operating Income (Loss)
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
Route operating income. Route operating income for fiscal 2007 was approximately $28.8 million, representing an improvement of approximately $40.5 million over the prior year. The improvement was attributable to an approximately $157.2 million, or 5.9%, decrease in route operating costs partially offset by an approximately $116.7 million, or 4.4%, reduction in route net sales.
Outlet operating income. Outlet operating income for fiscal 2007 was approximately $10.9 million representing an improvement of approximately $0.2 million over the prior year. This gain was attributable to an approximately $36.1 million, or 10.4%, decline in operating costs which was offset by an approximately $35.9 million, or 10.0% reduction in outlet net sales. This improvement is attributable to the closing of less profitable outlet locations in conjunction with our restructuring efforts.
Direct operating income. Direct operating income for fiscal 2007 was approximately $3.6 million representing a decrease of approximately $0.8 million from operating income for fiscal 2006 of approximately $4.4 million. This decrease in operating profit is principally related to an increase in operating costs of approximately $10.1 million, which was partially offset by an increase in sales of approximately $9.3 million.
Reorganization Charges
In fiscal 2007, we incurred a net reorganization charge of approximately $32.6 million. This charge relates to expense or income items that we incurred or realized because we are in reorganization under our bankruptcy proceedings. The cost of these activities includes (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of approximately $35.3 million; (2) payroll related expenses to retain key employees during our reorganization of approximately $1.0 million; (3) losses realized as we rejected certain of our real estate lease agreements of approximately $0.2 million; (4) interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities of approximately $3.1 million; and (5) gains realized on the sale of our excess properties of approximately $0.8 million.
In fiscal 2006, we incurred a net reorganization charge of $37.0 million. The cost of these activities includes such items as (1) professional fees and similar types of expenses incurred directly related to the Chapter 11 proceedings of $35.1 million; (2) payroll related expenses to retain key employees during our reorganization of $6.0 million; (3) losses realized as we rejected certain of our real estate lease agreements of $0.9 million; (4) interest earned on cash accumulated by us because we are not paying a substantial portion of our pre-petition liabilities of $4.5 million; and (5) gains realized on the sale of our excess properties of $0.5 million.
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
CASH RESOURCES AND LIQUIDITY
CASH FLOWS
During the fiscal year-ended May 31, 2008, the Company used approximately $42.1 million of cash, which was the net impact of approximately $76.1 million in cash used in operating activities, approximately $16.5 million in cash used in investing activities, and approximately $50.5 million in cash from financing activities.
Cash Provided By (Used In) Operating Activities
Cash used in operating activities for fiscal 2008 was approximately $76.1 million, which represents an increase of approximately $44.4 million from cash used in the same period in fiscal 2007 of approximately $31.7 million. While we posted a net loss of approximately $143.7 million in fiscal 2008, some items contributing to the loss were non-cash items, including approximately $67.2 million related to depreciation and amortization, $9.8 million in losses on the sale, write-down or abandonment of assets, and approximately $5.3 million write-off of reorganization expense for the Silver Point Finance L.L.C. commitment fees and related debt costs. Changes in working capital components used approximately $19.0 million in cash during fiscal 2008 primarily due to (1) a decrease in accounts receivable of approximately $15.8 million; (2) a reduction in inventories of approximately $3.8 million offset by (3) a decrease in accounts payable and accrued expense of approximately $33.7 million; and (4) other items totaling approximately $4.9 million. The decrease in accounts receivable and inventory were largely driven by our exit from the Southern California bread market while the decrease in accounts payable and accrued expense generally reflected a reduction in the reclassification of negative cash balances to accounts payable. For fiscal 2007, changes in working capital components generated cash of approximately $6.3 million.
Cash Provided By (Used In) Investing Activities
Cash used in investing activities during fiscal 2008 was approximately $16.5 million, a reduction of approximately $82.3 million from the cash generated during fiscal 2007 of approximately $65.8 million. This significant decrease was primarily attributable to the release, pursuant to the eighth amendment to the DIP Facility, of restricted cash previously held as collateral and unavailable to the Company in the amount of approximately $89.2 million (excluding interest earned) at August 25, 2006, the effective date of the eighth amendment to the DIP Facility. During fiscal 2008, we received approximately $11.3 million in asset sale proceeds and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of approximately $5.6 million (excluding interest earned). We used approximately $22.2 million to acquire property, equipment and software assets. During the same period in fiscal 2007, we received asset sale proceeds in the amount of approximately $25.1 million and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of approximately $18.7 million. During the same period in fiscal 2007, purchases of property, equipment and software assets totaled approximately $30.1 million.
Cash Provided By (Used In) Financing Activities
Cash from financing activities in fiscal 2008 was approximately $50.5 million, approximately $95.5 million more than the cash used during the same period in fiscal 2007 of approximately $45.0 million. The cash used during 2007 was primarily due to a payment of our pre-petition secured debt of approximately $45.4 million. The previously discussed eighth amendment to the DIP Facility released restricted cash plus accumulated interest in the amount of approximately $90.7 million effective August 25, 2006 and required that approximately $45.4 million of such amount be used to reduce the outstanding balance of the Pre-Petition Senior Secured Debt. The cash from financing activities in fiscal 2008 of approximately $50.5 million consisted primarily of DIP Facility borrowings of approximately $67.6 million and an increase in our Pre-Petition Senior Secured Revolving Credit Facility of approximately $2.5 million due to letter of credit draws offset by a reduction in our DIP Facility and long-term debt of approximately $4.3 million and $0.9 million, respectively, and $14.4 million in debt fees, including approximately $5.3 million for the Silver Point Finance L.L.C. commitment fees and related debt costs.
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
At May 31, 2008, under our pre-petition Senior Secured Credit Facility, we owed $374.1 million in term loans and $76.1 million in a revolver loan. In addition, at May 31, 2008, we had issued $85.1 million in letters of credit under our revolver commitment.
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
As a result of the Chapter 11 filing, our principal sources of liquidity used in funding short-term operating expenses, supplies and employee obligations include cash balances, operating and investing cash flows and the $313.0 million debtor-in-possession Revolving Credit Agreement (as amended and restated, the DIP Facility) (as discussed below).

DIP Facility
Subsequent to the Petition Date, the Company and a syndicate of lenders, including JPMorgan Chase Bank, entered into the DIP Facility to provide post-petition financing. The DIP Facility has been amended numerous times, including most recently on September 12, 2008. Following the most recent amendment, the DIP Facility provides for borrowings of up to $313.0 million in the aggregate, the Commitment, and expires on the occurrence of an event that constitutes a termination date as defined in the DIP Facility or, if no such event has occurred on February 9, 2009. The Commitment provides for additional funding of $16.0 million based on the occurrence of certain events. Additionally, the Commitment is to be permanently reduced by an amount equal to the net proceeds from any asset sales, as defined under the DIP Facility, that are required to be remitted to the lenders for repayment of outstanding borrowings. All outstanding borrowings under the DIP Facility, if any, are due and payable on the termination date. The obligations under the DIP Facility are secured by a superpriority lien against our assets in favor of the DIP lenders. The DIP Facility may be utilized for the issuance of letters of credit up to an aggregate amount equal to $180.0 million, which amount was increased from the original limitation of $75.0 million as a result of prior amendments. In connection with entering into the DIP Facility, we also make periodic adequate protection payments to our pre-petition senior secured lenders in the form of interest, fees and expenses based on amounts owed under the pre-petition Senior Secured Credit Facility.
As of May 31, 2008, we had approximately $25.1 million in available cash and $53.0 million available for borrowing under the DIP Facility. This compares to the $67.2 million in available cash and $90.3 million available for borrowing under the DIP Facility as of June 2, 2007. These amounts of available cash exclude $11.5 million and $32.9 million at May 31, 2008 and June 2, 2007, respectively, related to checks written in excess of recorded balances included in accounts payable on our consolidated balance sheets. As of May 31, 2008, we had borrowed $63.3 million under the DIP Facility. The DIP Facility was also utilized to support the issuance of letters of credit in the amount of $129.1 million primarily to support our workers’ compensation and auto liability insurance programs. The borrowings and letters of credit were partially collateralized by approximately $21.1 million of restricted cash as required by the DIP Facility.
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
At May 31, 2008, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
On September 12, 2008, the Bankruptcy Court approved the first amendment to the Second Amended and Restated Revolving Credit agreement (the First DIP Amendment). The First DIP Amendment, among other things, (1) increased the aggregate principal amount available to $313.0 million with a provision for additional funding of $16.0 million based on the occurrence of certain events; (2) extended the maturity date to February 9, 2009; (3) established minimum percentage amounts for Adjusted LIBOR Rate (as defined in the First DIP Amendment) and Alternate Base Rate (as defined in the First DIP Amendment) used in the interest rate calculations; (4) changed the borrowing base formula; and (5) changed or extended certain covenants set forth in the DIP Facility. Fees and expenses of approximately $7.2 million were incurred on the effectiveness of the First DIP Amendment.
Since the Petition Date, we have been actively engaged in restructuring our operations and selling assets no longer necessary to our operations. We continue to analyze our business based on a number of factors including, but not limited to, historical sales results, expected future sales results, cash availability, production costs, utilization of resources, and manufacturing and distribution efficiencies. As part of our restructuring efforts, we are evaluating various alternatives including, but not limited to, the sale of some or all of our assets, infusion of capital, debt restructuring, filing a new plan of reorganization, amending the plan of reorganization previously filed with the Bankruptcy Court, or any combination of these options. We may need to seek additional extensions of the maturity date of the DIP Facility or an increase in borrowing availability under any debtor-in-possession credit facility. There can be no assurance that we will be successful in extending or increasing the borrowing availability under the debtor-in-possession credit facility or that we can do so on terms favorable to us. Failure to obtain any such extension or increase in borrowing availability or replacement financing, if needed, would have a material adverse impact on our liquidity and ability to operate as a going concern.
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
Our financial statements are prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Chapter 11 filing process and our recurring losses from operations, negative working capital, and downward sales trends, along with our potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to evaluate and execute various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a new or revised plan of reorganization, our ability to comply with the terms of the debtor-in-possession credit facility, our ability to negotiate an extension of, and increase in the amount available under, our DIP Facility, if needed, or refinance our DIP Facility at its maturity, our ability to implement our restructuring activities, our ability to obtain concessions from our labor unions, our ability to obtain financing upon exit from bankruptcy, our ability to implement the Second Amended Plan, if confirmed by the Bankruptcy Court, and the transactions contemplated thereby and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. Further, the value of debt and equity interests may be significantly or completely impaired in the event of a liquidation or conversion to a Chapter 7 proceeding.
OFF-BALANCE SHEET FINANCING
We do not participate in, nor secure financings for, any unconsolidated, special purpose entities.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Interstate Bakeries Corporation
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Interstate Bakeries Corporation (Debtor-in-Possession) and subsidiaries, (the “Company”) as of May 31, 2008 and June 2, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended May 31, 2008. Our audits also included the schedule of valuation and qualifying accounts listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2008 and June 2, 2007, and the results of its operations and its cash flows for each of the three fiscal years in the period ended May 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
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
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative working capital, downward sales trends, short-term expiration of debtor-in-possession financing, a potential lack of liquidity should the Company be unable to successfully reorganize under its Chapter 11 bankruptcy filing, and the need to completely withdraw from the American Bakers Association Retirement Plan in order to successfully reorganize under its Chapter 11 bankruptcy filing, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 16 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions to conform to Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of the beginning of the year ended May 31, 2008. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the funded status of its defined benefit pension plans, supplemental retirement plan and postretirement health and life plans with the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other

Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective June 2, 2007. As also discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for conditional asset retirement obligations with the adoption of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, effective June 3, 2006.
DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 15, 2008

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	May 31,	June 2,
	2008	2007
ASSETS

Current assets
Cash	$25,071	$67,212
Restricted cash	21,052	15,085
Accounts receivable, less allowance for doubtful accounts of $2,050 and $2,315, respectively	136,627	152,175
Inventories	61,837	65,682
Assets held for sale	17,562	2,032
Other current assets	43,995	49,649

Total current assets	306,144	351,835

Property and equipment, net	464,455	541,725
Intangible assets	158,285	160,239
Other assets	29,473	27,593

Total assets	$958,357	$1,081,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise
Current liabilities
Pre-petition debt	$2,759	$451,515
Post-petition debt	63,358	—
Accounts payable	108,288	129,137
Accrued expenses	205,411	217,373

Total current liabilities	379,816	798,025

Other liabilities	219,288	236,766
Deferred income taxes	69,475	74,789

Total liabilities not subject to compromise	668,579	1,109,580

Liabilities subject to compromise	751,492	290,553

Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,202,000 and 45,249,000 shares outstanding, respectively	816	816
Additional paid-in capital	584,485	584,503
Accumulated deficit	(403,038)	(255,559)
Treasury stock, 36,377,000 and 36,330,000 shares at cost, respectively	(678,740)	(678,721)
Accumulated other comprehensive income	34,763	30,220

Total stockholders’ deficit	(461,714)	(318,741)

Total liabilities and stockholders’ deficit	$958,357	$1,081,392

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	May 31,	June 2,	June 3,
	2008	2007	2006
Net sales	$2,798,337	$2,917,268	$3,060,473

Cost of products sold (exclusive of items shown below)	1,440,609	1,489,019	1,552,731
Selling, delivery and administrative expenses	1,334,432	1,391,388	1,504,038
Restructuring charges (credits)	5,674	(4,073)	(27,187)
Depreciation and amortization	67,226	71,949	77,795
Loss on sale or abandonment of assets	4,495	7,266	4,671
Property and equipment impairment	10,473	1,360	4,793

	2,862,909	2,956,909	3,116,841

Operating income (loss)	(64,572)	(39,641)	(56,368)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $5,983, $5,983, and $6,033, respectively)	46,374	49,591	52,504
Reorganization charges, net	42,719	32,625	37,015
Other (income) expense	(17)	(1,132)	(2,994)

	89,076	81,084	86,525

Loss before income taxes and cumulative effect of accounting change	(153,648)	(120,725)	(142,893)
Provision (benefit) for income taxes	(9,964)	(7,877)	(15,593)

Loss before cumulative effect of accounting change	(143,684)	(112,848)	(127,300)
Cumulative effect of accounting change, net of income taxes of $0 (See Note 2)	—	—	(1,017)

Net income (loss)	$(143,684)	$(112,848)	$(128,317)

Basic and diluted income (loss) per share
Income (loss) before cumulative effect of accounting change	$(3.18)	$(2.50)	$(2.82)
Cumulative effect of accounting change	—	—	(0.02)

Total	$(3.18)	$(2.50)	$(2.84)

See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (dollars in thousands)

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	May 31,	June 2,	June 3,
	2008	2007	2006
Operating activities
Net income (loss)	$(143,684)	$(112,848)	$(128,317)
Depreciation and amortization	67,226	71,949	77,795
Provision (benefit) for deferred income taxes	(3,031)	(841)	(1,681)
Reorganization charges, net	42,719	32,625	37,015
Cash reorganization items	(36,549)	(36,092)	(35,384)
Non-cash bankruptcy-related (credits) charges	2,847	1,512	(713)
Non-cash interest expense — deferred debt fees	3,466	3,167	6,724
Non-cash restricted stock compensation (benefit) expense	(37)	341	944
Non-cash cumulative effect of accounting change	—	—	1,017
Loss (gain) on sale, write-down or abandonment of assets	9,836	2,199	(30,473)
Change in operating assets and liabilities
Accounts receivable	15,844	(1,035)	26,274
Inventories	3,845	(251)	4,000
Other current assets	1,335	13,215	5,541
Accounts payable and accrued expenses	(33,661)	(10,894)	(22,313)
Long-term portion of self insurance reserves	2,951	(721)	15,591
Other	(9,241)	5,958	(13,743)

Net cash provided by (used in) operating activities	(76,134)	(31,716)	(57,723)

Investing activities
Purchases of property and equipment	(21,447)	(27,880)	(32,328)
Proceeds from sale of assets	11,324	25,143	90,367
Restricted cash deposit	(5,550)	(18,673)	(85,458)
Restricted cash release	—	89,222	—
Acquisition and development of software assets	(895)	(2,244)	—
Other	35	224	56

Net cash provided by (used in) investing activities	(16,533)	65,792	(27,363)

Financing activities
Reduction of long-term debt	(882)	(46,306)	(1,067)
Increase in pre-petition debt	2,490	3,298	13,415
Reduction of post-petition debt	(4,277)	—	—
Increase in post-petition debt	67,635	—	—
Stock option exercise proceeds	—	—	101
Acquisition of treasury stock	—	—	(1)
Debt fees	(14,440)	(2,034)	(742)

Net cash provided by (used in) financing activities	50,526	(45,042)	11,706

Net increase (decrease) in cash	(42,141)	(10,966)	(73,380)

Cash at beginning of period	67,212	78,178	151,558

Cash at end of period	$25,071	$67,212	$78,178

Cash payments (received)
Interest	$40,161	$47,169	$47,260
Income taxes	(6,153)	(14,094)	(15,705)
Non-cash investing and financing activities
Long-term debt reduction from lease rejections	116	359	890
Asset disposals from lease rejections	93	271	705
Convertible note conversion	—	1	—
Interest earned on restricted cash deposits	417	774	895
See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(dollars and shares in thousands, except per share data)

	Common						Unearned	Accumulated
	Stock Issued		Additional		Treasury Stock		Restricted	Other	Total
	Number	Par	Paid-in	Accumulated	Number of		Stock	Comprehensive	Stockholders’
	of Shares	Value	Capital	Deficit	Shares	Cost	Compensation	Income (Loss)	Deficit
Balance May 28, 2005	81,579	$816	$586,089	$(14,394)	(36,242)	$(678,379)	$(3,521)	$(7,535)	$(116,924)
Comprehensive loss (a)	—	—	—	(128,317)	—	—	—	3,657	(124,660)
Stock options exercised	—	—	(86)	—	10	187	—	—	101
Restricted share compensation expense	—	—	—	—	—	—	1,486	—	1,486
Restricted share surrenders	—	—	(372)	—	(52)	(379)	166	—	(585)
Treasury stock acquired	—	—	—	—	—	(1)	—	—	(1)

Balance June 3, 2006	81,579	816	585,631	(142,711)	(36,284)	(678,572)	(1,869)	(3,878)	(240,583)
Comprehensive loss (a)	—	—	—	(112,848)	—	—	—	650	(112,198)
Cumulative effect of change in accounting for pension and other postretirement obligations pursuant to SFAS No. 158	—	—	—	—	—	—	—	33,448	33,448
Reclassification due to change in accounting for stock-based compensation pursuant to SFAS No. 123R	—	—	(1,869)	—	—	—	1,869	—	—
Convertible note conversion	—	—	(1)	—	—	2	—	—	1
Restricted share compensation expense	—	—	1,147	—	—	—	—	—	1,147
Restricted share surrenders	—	—	(405)	—	(46)	(151)	—	—	(556)

Balance June 2, 2007	81,579	816	584,503	(255,559)	(36,330)	(678,721)	—	30,220	(318,741)
Comprehensive loss (a)	—	—	—	(143,684)	—	—	—	4,510	(139,174)
Cumulative effect of change in accounting for uncertainty in income taxes pursuant to FIN No. 48	—	—	—	(3,649)	—	—	—	—	(3,649)
Cumulative effect of change in measurement date for pension and other postretirement obligations pursuant to SFAS No. 158
Service cost, interest cost, and expected return on plan assets	—	—	—	(113)	—	—	—	—	(113)
Amortization of prior service cost and net actuarial gain	—	—	—	(33)	—	—	—	33	—
Restricted share compensation expense	—	—	622	—	—	—	—	—	622
Restricted share surrenders	—	—	(640)	—	(47)	(19)	—	—	(659)

Balance May 31, 2008	81,579	$816	$584,485	$(403,038)	(36,377)	$(678,740)	$—	$34,763	$(461,714)

(a)	See Note 21. Comprehensive Loss to these consolidated financial statements for the reconciliations of net loss to comprehensive loss.
See accompanying notes.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Voluntary Chapter 11 Filing
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819,04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. On November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. Mrs. Cubbison’s Foods, Inc., or Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, was not originally included in the Chapter 11 filing. However, on January 14, 2006, Mrs. Cubbison’s filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). The respective $3.0 million and $2.7 million minority interest in Mrs. Cubbison’s is reflected in other liabilities at May 31, 2008 and June 2, 2007, respectively, and the minority interest impact on the statement of operations is insignificant for all periods presented. We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
On September 23, 2004, we entered into a debtor-in possession Revolving Credit Agreement (as amended, the DIP Facility) with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The Revolving Credit Agreement received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. We most recently amended the DIP Facility on September 12, 2008 to reflect certain modifications. The Revolving Credit Agreement provides for a $313.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. The Commitment provides for additional funding of $16.0 million based on the occurrence of certain events. The maturity date of the DIP Facility has been extended to February 9, 2009. See Note 7. Debt to these consolidated financial statements for further discussion regarding the DIP Facility.
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
As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of August 15, 2008, we have rejected approximately 540 unexpired leases and have accrued charges for our estimated liability related thereto in the applicable periods. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject. For these executory contracts and remaining unexpired leases, we cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting these contracts or leases, and no provisions have yet been made for these items.
Since the Petition Date, we have restructured our operations. As previously disclosed, we (i) restructured our 10 profit centers (PCs), which are now 8 business units; (ii) rationalized our delivery route network; (iii) reduced our workforce; (iv) disposed of certain non-core assets; and (v) commenced negotiations of long-term extensions with respect to most of our collective bargaining agreements (CBAs) with union-represented employees. We also initiated a marketing program designed to offset revenue declines by developing protocols to better anticipate and meet changing consumer demand through a consistent flow of new products.
In January 2007 our Board of Directors was reconstituted as a result of a Bankruptcy Court approved settlement among the Company and its various constituency groups. The following individuals now serve on our Board: Messrs. Michael J. Anderson, Robert B. Calhoun, Craig D. Jung, William P. Mistretta, David I. Pauker, Terry R. Peets and Philip A. Vachon. Pursuant to Bankruptcy Court order, these directors will serve until further order of the Bankruptcy Court.
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
On June 28, 2007, we submitted our business plan to our various constituents in the bankruptcy, including representatives of our lender syndicates and official committees of creditors and equity security holders. In order to secure rational financing required to implement this business plan; however, we believed additional concessions from our unionized employees were required. As a result, in June of 2007, we initiated talks with representatives of the two labor organizations, the Bakery Confectionery, Tobacco Workers & Grain Millers International Union (BCTGM) and International Brotherhood of Teamsters (IBT), representing approximately 91% of our unionized employees to achieve further concessions, including greater flexibility in the method and manner by which we distribute our products to our customers and cost reductions related to health and welfare programs.
No agreement with the IBT was reached. We reached agreement with the BCTGM, which is in effect for all of its local bargaining units. We also reached agreements with all but one of the other unions representing our employees, which agreements are in effect.
In early October 2007, we embarked on the process of formulating a rational strategy for maximizing value of the bankruptcy estates. We continue to face substantial uncertainty with respect to the outcome of our efforts to maximize value of the bankruptcy estates, and there can be no assurance as to whether we will be able to successfully implement any such strategy.
On November 5, 2007, we filed a Plan of Reorganization and related Disclosure Statement with the Bankruptcy Court based upon the exit financing commitment by Silver Point Finance L.L.C. and plan funding agreements between certain pre-petition secured lenders. As a result of our inability to reach agreement with the IBT, Silver Point Finance L.L.C.’s financing commitment expired on March 14, 2008.

On September 12, 2008, we entered into a Commitment Letter (the Commitment Letter) with IBC Investors I, LLC (the Investors) setting forth the principal terms of the Second Amended Joint Plan of Reorganization (the Second Amended Plan). We plan to file a motion with the Bankruptcy Court seeking authorization for us to enter into and approve, among other things, the Commitment Letter, an asset-based revolving credit facility and a term loan facility. In connection with the Second Amended Plan, we would, among other things, issue new third lien notes, new senior secured convertible debt, shares of new common stock in the reorganized company and warrants to purchase new common stock. Under the terms of the Commitment Letter, the Investors have agreed to purchase 4,420,000 shares of new common stock for $44,200,000 and provide new convertible debt in the principal amount of $85,800,000.
Pursuant to the proposed Second Amended Plan, each administrative claim and priority claim will be paid in full pursuant to the Second Amended Plan on the latest to occur of the effective date, the date that such claim becomes an allowed claim and the date that such claim becomes payable under any agreement between the applicable Debtor and the holder of such claim. Secured tax claims and secured claims other than those of the senior secured lenders will be unimpaired. Intercompany claims will be (a) released, waived and discharged as of the Effective Date, (b) contributed to the capital of the obligor corporation, (c) dividended or (d) remain unimpaired. Claims of the senior secured lenders will be impaired and receive the treatment set forth in the Commitment Letter. Claims of unsecured creditors will be impaired and no distribution will be made to holders of unsecured claims. All existing equity interests of the Company, with the exception of equity interests in the subsidiary debtors, will be impaired with no distribution to be made to holders thereof and all such existing equity interests shall be deemed cancelled as of the effective date. The foregoing is subject to the Bankruptcy Court’s authorization and approval of the Second Amended Plan.
There can be no assurance that the necessary financing to fund any standalone plan to emerge from bankruptcy, including the Second Amended Plan, will be provided to us on acceptable terms or at all or that the Second Amended Plan will be confirmed. In the event the Second Amended Plan is not confirmed by the Bankruptcy Court, the Company will continue its efforts to maximize the value of the bankruptcy estates, which may include, but not limited to, the sale of the Company or some or all of our assets, infusion of capital and debt restructuring or any combination of these options. There can be no assurance as to whether we will be able to successfully implement any such strategy on terms and conditions acceptable to the Company or to our various constituents in the bankruptcy or as to the ultimate recovery of value available to such constituents.
Our exclusive period within which to file a plan of reorganization expired on November 8, 2007. Our exclusive period within which to solicit acceptances of our plan of reorganization expired on January 7, 2008.
See Note 14. Restructuring Charges (Credits) to these consolidated financial statements for related or additional disclosures.
Our financial statements are prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Chapter 11 filing process and our recurring losses from operations, negative working capital, and downward sales trends, along with our potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to evaluate and execute various alternatives including the sale of some or all of our assets, infusion of capital, debt restructuring and the development, confirmation and implementation of a new or revised plan of reorganization, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of, and increase in the amount available under, our DIP Facility, if needed, or refinance our DIP Facility at its maturity, our ability to implement our restructuring activities, our ability to obtain concessions from our labor unions, our ability to obtain financing upon exit from bankruptcy, our ability to implement the Second Amended Plan, if confirmed by the Bankruptcy Court, and the transactions contemplated thereby and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. Further, the value of debt and equity interests may be significantly or completely impaired in the event of a liquidation or conversion to a Chapter 7 proceeding.

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
Fiscal Year End
Our fiscal year is a 52 or 53-week period ending on the Saturday closest to the last day of May. Fiscal years 2008 and 2007 were 52-week periods and fiscal year 2006 was a 53-week period.
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of bank balances totaling approximately $11.5 million and $32.9 million at May 31, 2008 and June 2, 2007, respectively. Restricted cash represents cash held as collateral pursuant to our debtor-in-possession financing agreement and is not considered a cash equivalent in the consolidated statement of cash flows. See Note 7. Debt to these consolidated financial statements for related disclosures.
Inventories
Inventories are stated at the lower of cost or market. Specific first-in first-out invoiced costs are used with respect to ingredients and packaging and average costs are used for finished goods.

The components of inventories are as follows:

	May 31,	June 2,
	2008	2007
	(dollars in thousands)
Ingredients and packaging	$38,986	$43,279
Finished goods	22,851	22,403

	$61,837	$65,682

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
Assets Held for Sale
When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. In order for an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale must be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria.
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
Software Costs
Costs associated with computer software projects during the preliminary project stage are expensed as incurred. Once management authorizes and commits to funding a project, appropriate application development stage costs are capitalized. Capitalization ceases when the project is substantially complete and the software is ready for its intended use. Training and maintenance costs associated with software applications are expensed as incurred. As of May 31, 2008 and June 2, 2007, approximately $15.9 million and $19.9 million, respectively, of capitalized software costs were included in other assets in the consolidated balance sheets. Interest cost capitalized as part of the development stage was approximately zero, $0.5 million, and zero in fiscal 2008, 2007, and 2006, respectively. Software costs are amortized over estimated useful lives of five to seven years commencing when such assets are ready for their intended use, resulting in approximately $4.8 million, $2.3 million, and $2.0 million of amortization expense in fiscal 2008, 2007, and 2006, respectively. At May 31, 2008 all capitalized software was in use and being amortized.
Intangible Assets
Intangible assets, such as trademarks and trade names, are defined as purchased assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.

Intangible assets with indefinite useful lives are not amortized, and are required to be tested for impairment at least annually and more frequently if an event occurs which indicates the intangible asset may be impaired. Intangible assets which have finite lives are amortized over their estimated useful lives and are subject to impairment testing when certain factors are evident. We perform our annual impairment tests of intangible assets with indefinite useful lives at the end of our fiscal third quarter. The performance of our impairment testing requires us to determine the fair value of our intangible assets, principally trademarks and trade names, for which we utilized a relief from royalty approach.
Impairment of Long-Lived Assets
Our long-lived assets are aggregated in eight business units (asset groups) that permit us to identify cash flows from such asset groups that are largely independent from other asset groups. We review and evaluate our asset groups for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis or other indicated fair value are less than the carrying amount of the related asset group.
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
In fiscal 2008, 2007, and 2006, charges to income were approximately $0.9 million, $1.4 million and $2.0 million, respectively, for the cost of future remediation of contaminated sites. Accruals totaling approximately $4.2 million and $5.0 million were recorded at May 31, 2008 and June 2, 2007, respectively, for environmental related liabilities. The current portion of the accrual, which was recorded in accrued expenses, was approximately $1.5 million and $2.0 million at May 31, 2008 and June 2, 2007, respectively. Additionally, we classified approximately $1.8 million and $1.3 million at May 31, 2008 and June 2, 2007, respectively, as liabilities subject to compromise, with the remaining balance of the accrual recorded in other liabilities.
Asset Retirement Obligations
In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47). We adopted FIN 47 on June 3, 2006. This interpretation clarified the term “conditional asset retirement obligation” as used in FASB Statement No. 143 Accounting for Asset Retirement Obligations and required a liability to be recorded once the fair value of the obligation could be reasonably estimated. Asset retirement obligations covered by this interpretation include those for which an entity had a legal obligation to perform an asset retirement activity.
We have known conditional asset retirement obligations for asbestos remediation in many of our bakery buildings, ovens, and depots. Environmental regulations require us to handle and dispose of asbestos in a specific manner if the building or oven undergoes major renovations or is demolished. Otherwise, we are not required to remove the asbestos. We have determined that our practice of maintenance and improvements to our buildings and ovens has created indeterminate lives for the purpose of estimating asset retirement obligations. At May 31, 2008, we operated three bakeries in excess of one hundred years old with the average age of all bakeries in operation being 59 years. We cannot estimate the fair value of our asset retirement obligations for our bakeries, ovens, and distribution centers that we have determined contain asbestos due to the fact that information is not available for us to reasonably estimate a date or range of dates over which these settlements may occur. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value.

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
The following table sets forth the changes in the aggregate carrying amount of our asset retirement obligations for the year ended May 31, 2008.

(dollars in thousands)
Balance June 2, 2007	$1,013
Obligations incurred	120
Obligations settled	(604)
Accretion expense and adjustments	168

Balance May 31, 2008	$697

Liabilities Subject to Compromise
Under bankruptcy law, actions by creditors to collect amounts we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against us. All pre-petition obligations, except for secured debt and those other liabilities that we currently anticipate will not be impaired pursuant to a confirmed plan of reorganization, have been classified as liabilities subject to compromise in the fiscal 2008 and 2007 consolidated balance sheets.
Pension Obligations
We record the pension costs and the liabilities related to our defined benefit plan and American Bakers Association Retirement Plan, or ABA Plan, based upon actuarial valuations. These valuations include the key assumptions determined by management, including discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Changes in pension cost may occur in the future due to changes in the number of plan participants, changes in discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. We have and continue to use immediate recognition of the impact of all actuarial gains (losses) associated with the ABA Plan.
We also have a Supplemental Executive Retirement Plan (SERP), which provides retirement benefits to certain officers and other select employees. The SERP is an unfunded, non-tax qualified mechanism, which was used to enhance our ability to retain the services of certain employees. The operation of this plan was suspended as of November 11, 2004.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). We adopted the recognition and disclosure requirements of SFAS 158 in the fourth quarter of fiscal 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their fiscal year-end balance sheet date. In fiscal 2008, we early adopted the measurement date requirements of SFAS 158 for the Defined Benefit Pension Plan and the SERP, which were the only plans not using a fiscal year-end measurement date. The impact on the consolidated financial statements related to this measurement date change was not material.
See Note 11. Employee Benefit Plans to these consolidated financial statements for related disclosures.

Reserves for Self-Insurance and Postretirement Benefits
We maintain insurance programs covering our exposure to workers’ compensation, general and vehicle liability and health care claims. Such programs include the retention of certain levels of risks and costs through high deductibles and other risk retention strategies. Reserves for our retained exposures are estimated for reported but unpaid losses, as well as incurred but not reported losses, and are calculated based upon actuarially determined loss development factors, expected long-term medical cost trend rates and other assumptions considered by management, including assumptions provided by our external insurance brokers, consultants and actuaries. The factors and assumptions used for estimating reserves are subject to change based upon historical experience, changes in expected cost and inflation trends, discount rates and other factors.
Derivative Instruments
Derivative instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, to the extent effective, depending on whether the derivative is designated and qualifies for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) during the current period. Changes in the fair value of derivative instruments recorded to accumulated other comprehensive income (loss)(AOCI) are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the change in fair value of a derivative instrument determined to be ineffective under the rules is recognized in current earnings. We record the fair market value of our derivatives based on widely available market quotes, as well as information supplied by independent third parties. See Note 9. Derivative Instruments to these consolidated financial statements regarding our derivative hedging activities.
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
Revenue Recognition
We recognize our route and direct sales upon delivery of our products to the customer, net of estimated credits for dated and damaged products. These estimated credits are based upon historical experience and some actual return data. Our outlet sales are recognized upon purchase of products by customers at our retail stores. Sales tax collected from customers is excluded from sales. Collected but unremitted sales tax is included as part of accrued expenses in our consolidated balance sheets.
Sales Incentives
We record sales incentives such as discounts, coupons and rebates, as a reduction of net sales in our consolidated statements of operations.
Consideration Given to a Customer
We record certain costs incurred by us to benefit the reseller of our products, such as costs related to improved shelf space, improved shelf position and in-store marketing programs, as a reduction to net sales in our consolidated statements of operations.
Cost of Products Sold
Our cost of products sold consists of labor costs, ingredients, packaging, energy and other production costs. The primary ingredients used in producing our products are flour, sweeteners, edible oils, yeast, cocoa and the other ingredients used to produce our extended shelf life products.

Advertising and Promotion Costs
We record advertising and promotion costs in selling and delivery expenses. Advertising and promotion costs, through both national and regional media, are expensed in the period in which the costs are incurred. Such costs amounted to approximately $25.6 million, $27.7 million, and $35.8 million for fiscal 2008, 2007, and 2006, respectively. At May 31, 2008 and June 2, 2007, prepaid advertising assets were $0.4 million and $0.3 million, respectively.
Shipping and Handling Costs
We record shipping and handling costs in selling, delivery and administrative expenses. Such costs amounted to approximately $626.2 million, $628.2 million, and $695.6 million for fiscal 2008, 2007, and 2006, respectively.
Restructuring (Credits) Charges
Costs associated with an approved plan to materially change either the scope of our operations or the manner in which we conduct business are reported as restructuring charges in our consolidated statements of operations. These restructuring efforts include the closure of a bakery; the partial shut down of a bakery’s production; the closing of distribution and bakery outlet operations; relocation of bakery equipment, production or distribution to another facility; centralization of work effort; and other organizational changes. See Note 14. Restructuring Charges (Credits) to these consolidated financial statements for related disclosures.
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
We adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 in fiscal year 2008, which addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authority, based on the technical merits of the position. We include our reserve for unrecognized tax benefits, as well as related accrued penalties and interest, in other long term liabilities on our consolidated balance sheets and in provision for income taxes in our consolidated statements of earnings.
We provide a valuation allowance against deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 16. Income Taxes to these consolidated financial statements for related disclosures.

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
Related Party Transactions
On September 21, 2004, we appointed Antonio C. Alvarez II as our Chief Executive Officer and John K. Suckow as our Executive Vice President and Chief Restructuring Officer. Messrs. Alvarez and Suckow, as employees of Alvarez & Marsal, or A&M, were designated as officers pursuant to a Letter Agreement and elected by the Board of Directors. The terms and conditions of the Letter Agreement for services to be provided by A&M were approved by the Bankruptcy Court on October 25, 2004. Under the terms of the Letter Agreement, expenses incurred for the services provided by A&M for the years ended May 31, 2008, June 2, 2007, and June 3, 2006, excluding out-of-pocket expenses, were approximately $3.0 million, $7.2 million, and $9.8 million, respectively. Mr. Alvarez resigned in connection with the hiring of Craig D. Jung as our new CEO in February 2007. Mr. Suckow resigned as our Executive Vice President and Chief Restructuring Officer in August 2007. However, certain A&M employees are still providing services to us.
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
Newly Adopted Accounting Pronouncements
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. We adopted the provisions of FIN 48 on June 3, 2007. FIN 48 clarifies the way that companies account for uncertainty in income taxes by prescribing a consistent recognition threshold and measurement attribute, as well as establishing criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertain income tax positions. See Note 16. Income Taxes to these consolidated financial statements for related disclosures.
In September 2006, the FASB issued SFAS 158. We adopted the recognition and disclosure requirements of SFAS 158 in the fourth quarter of fiscal 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their fiscal year-end balance sheet date. In fiscal 2008, we early adopted the measurement date requirements of SFAS 158 for the Defined Benefit Pension Plan and the SERP, which were the only plans not using a fiscal year-end measurement date. The impact on the consolidated financial statements related to this measurement date change was not material.
Recently Issued Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We believe the adoption of SFAS 162 will have no impact on our consolidated results of operations, cash flows, and financial position.
In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This Statement is effective for us in the first quarter of fiscal 2010. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP 142-3 will have an impact on our accounting for future acquisitions of intangible assets and our disclosures of intangible assets as a whole on a prospective basis once adopted; however, the materiality of that impact cannot be determined.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires all entities to report noncontrolling interest in subsidiaries as equity in the consolidated financial statements. Additionally, SFAS 160 requires that all accounting transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008, and is effective for us at the beginning of fiscal 2010. Earlier adoption is prohibited. We are currently in the process of evaluating the effects of the adoption of SFAS 160 on our consolidated results of operations, cash flows, and financial position.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which revised SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination; and requires the acquirer to expense acquisition-related costs in the periods in which the costs are incurred and the services are received except for the costs to issue debt or equity securities. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is effective for us at the beginning of fiscal 2010. Earlier adoption is prohibited. The adoption of SFAS 141R would have an impact on our accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and is effective for us at the beginning of fiscal 2009. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We do not plan to elect the fair value treatment for any financial asset or liability under SFAS 159 as of the beginning of fiscal 2009.
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

3. Property and Equipment
Property and equipment consists of the following:

	May 31,	June 2,
	2008	2007
	(dollars in thousands)
Land and buildings (lives ranging from 10 to 35 years)	$359,133	$390,147
Machinery and equipment (lives ranging from 4 to 15 years)	820,484	865,398

	1,179,617	1,255,545
Less accumulated depreciation	(715,162)	(713,820)

	$464,455	$541,725

On October 20, 2007, we exited the bread market in Southern California, which entailed the closure of four bakeries and the consolidation of routes and distribution centers. In connection with this process, we recorded a net impairment charge of approximately $9.8 million for the planned disposal of related machinery and equipment. Additionally, we incurred an impairment charge of approximately $0.7 million to adjust the carrying value of two of our distribution centers to net realizable value that we classified as assets held for sale.
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
Depreciation expense was approximately $62.4 million, $69.5 million, and $75.7 million for fiscal 2008, 2007, and 2006, respectively.
Included in depreciation and amortization expense is approximately $50.4 million, $51.0 million, and $59.7 million in fiscal 2008, 2007, and 2006, respectively that relates to property and equipment used in our production process.
4. Assets Held for Sale
We have classified certain long-lived assets as held for sale in the consolidated balance sheets in accordance with the guidance provided by SFAS 144. Assets classified as held for sale reflect our ongoing effort to address revenue declines, cost structure and productive capacity in our physical facilities. Total assets held for sale at June 2, 2007 were approximately $2.0 million. These properties were all sold during fiscal 2008. During fiscal 2008, approximately $20.9 million in assets were classified as assets held for sale, which substantially represents the net assets related to the Southern California restructuring activities conducted in the second quarter of fiscal 2008. At May 31, 2008, total assets held for sale were approximately $17.6 million, all of which are expected to be sold within 12 months of classification as held for sale.
Net gains realized on the sale of our assets held for sale amounted to approximately $4.6 million, $7.9 million and $59.1 million for fiscal years 2008, 2007 and 2006, respectively. The majority of the gains realized on our asset sales relate to our restructuring activities and are classified as long-lived asset credits to our restructuring charges. See Note 14. Restructuring Charges (Credits) to these consolidated financial statements for related disclosures.

5. Lease Obligations
In the normal course of business, we enter into leases for office, transportation and delivery equipment as well as real estate used for both our retail outlets and as depots and warehouses in our distribution system. Future minimum lease payments under both operating and capital leases (exclusive of taxes, insurance, and all leases rejected as part of our reorganization process under our Chapter 11 proceedings as of May 31, 2008) are as follows:

Fiscal Years Ending	Capital Leases	Operating Leases
	(dollars in thousands)
2009	$915	$14,514
2010	778	7,526
2011	663	4,605
2012	478	3,229
2013	211	2,331
Thereafter	557	2,852

Total minimum lease payments	3,602	$35,057

Amounts representing interest	(843)

Present value of minimum lease payments	2,759
Less: Capital lease obligations, short-term	(2,759)

Capital lease obligations, long-term	$—

Net rental expense under operating leases was approximately $41.3 million, $46.4 million, and $54.4 million for fiscal 2008, 2007, and 2006, respectively. Some of the operating leases contain renewal options for varying periods. Certain leases provide us with an option to acquire the related equipment at a fair market value during or at the end of the lease term.
We have in place various operating leases on equipment for which we have guaranteed a buyout price or residual value at the end of the lease term. Substantially all such leases expire during fiscal 2009. At May 31, 2008, the maximum potential liability for all guaranteed lease residual values was approximately $3.2 million. At May 31, 2008 and June 2, 2007, there was an inconsequential unamortized liability remaining for the fair value originally recorded for these guaranteed lease residual values.
Certain of our leases for retail outlets and depots and warehouses in our distribution system are classified as capital leases. We had approximately $7.4 million and $9.0 million of asset cost under capital lease and related accumulated depreciation of approximately $5.3 million and $6.0 million at May 31, 2008 and June 2, 2007, respectively, included in land and buildings.
6. Intangible Assets
In fiscal 2008 and 2007, our annual impairment testing of our intangible assets indicated that no reduction in our carrying value was required.

Intangible assets consist of the following:

	May 31,	June 2,
	2008	2007
	(dollars in thousands)
Intangible assets with indefinite lives (generally trademarks and trade names)	$157,471	$157,471

Intangible assets with finite lives
Gross carrying amount	$3,491	$13,854
Less: Accumulated amortization	(2,677)	(11,086)

Net carrying amount	$814	$2,768

In fiscal 2008, 2007 and 2006 intangible amortization expense was approximately $0.9 million for each fiscal year. These amounts were primarily recorded as a reduction of net sales. Intangible amortization is estimated at $58,000 for each of the years from 2009 through 2013.
In connection with our exit of the bread market in Southern California during fiscal 2008, we cancelled a private label fresh baked goods supply agreement. The decrease in the gross carrying amount of our intangible assets with finite lives and the related accumulated amortization primarily represents a reduction of approximately $8.0 million and $6.4 million, respectively, due to this contract cancellation. The unamortized intangible asset reduction of approximately $1.6 million resulted from asset transfers of approximately $1.0 million and an asset impairment charge of approximately $0.6 million.
7. Debt
Long-term debt consists of the following:

	May 31,	June 2,
	2008	2007
	(dollars in thousands)
Secured
Post-petition debt	$63,358	$—
Pre-petition debt	450,248	447,757
Unsecured
6% senior subordinated convertible notes — pre-petition	99,999	99,999
Capital lease converted to pre-petition debt	6,125	6,125
Capital leases
Real estate	2,759	3,758

	$622,489	$557,639

Balance Sheet classification:
Pre-petition debt	$2,759	$451,515
Post-petition debt	63,358	—
Liabilities subject to compromise	556,372	106,124

	$622,489	$557,639

Post-Petition Debt
On September 23, 2004, we entered into the DIP Facility to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility has been amended numerous times, most recently on September 12, 2008. At May 31, 2008, the DIP Facility provided for an aggregate principle amount of approximately $245.5 million (the “Commitment”). Pursuant to amendment, our Commitment has been increased to $313.0 million, and also provides for additional funding of $16.0 million based on the occurrence of certain events. The maturity date of the Commitment as of May 31, 2008 was September 30, 2008, which has been extended by amendment to February 9, 2009. At May 31, 2008, the Commitment included (1) a Tranche A loan commitment in the amount of approximately $85.5 million and (2) a Tranche B loan commitment in the amount of approximately $160.0 million. Pursuant to amendment, Tranche A and Tranche B commitments have been restated to $78.0 million and $235.0 million, respectively. This Commitment is to be permanently reduced by an amount equal to the net proceeds from any asset sales as defined under the DIP Facility that are required to be remitted to the lenders for repayment of outstanding borrowings. Any reduction in the Commitment resulting from the remittance of proceeds from asset sales to the lenders will first be applied to Tranche A and when Tranche A has been reduced to zero, then to Tranche B. The Commitment additionally provides with certain restrictions, for the issuance of letters of credit in the aggregate amount up to $180.0 million of which $129.1 million was utilized at May 31, 2008. At May 31, 2008, the borrowings and letters of credit were partially collateralized by approximately $21.1 million of restricted cash, as required by the DIP Facility. We pay fees under the DIP Facility on the balance of all letters of credit outstanding under Tranche A and Tranche B of 3.0% and 4.5%, respectively. The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. At May 31, 2008, we had outstanding borrowings of approximately $20.0 million and $43.3 million under Tranche A and Tranche B, respectively. Interest on borrowings is at either the Alternate Base Rate (ABR) (as defined in the amended DIP Facility, which sets the ABR at a minimum of 4.25%) plus 2.0% and 3.5% for Tranche A and Tranche B, respectively, or at our option, the adjusted London Interbank Offered Rate (Adjusted LIBOR) (as defined in the amended DIP Facility, which sets the Adjusted LIBOR at a minimum of 3.25%) plus 3.0% and 4.5% for Tranche A and Tranche B, respectively. Interest on the outstanding borrowings at May 31, 2008 was 6.0% and 7.7% for Tranche A and Tranche B, respectively. We also pay a commitment fee of 0.50% on the unused portion of the DIP Facility. Interest is payable monthly in arrears. As of May 31, 2008, we had $53.0 million available under the DIP Facility (of which up to $50.9 million could be used for the issuance of additional letters of credit).
The DIP Facility subjects us to certain obligations, including, but not limited to, the delivery of financial statements, cash flow forecasts and operating budgets at specified intervals and cumulative minimum EBITDA covenants. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (1) the conversion of any of the bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (2) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (3) a change of control (as defined in the DIP Facility); (4) an order of the Bankruptcy Court permitting holders of security interests to foreclose on the debt on any of our assets which have an aggregate value in excess of $0.3 million; and (5) the entry of any judgment in excess of $0.3 million against us, the enforcement of which remains unstayed. At May 31, 2008, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
Pre-Petition Debt
During fiscal year 2002, we entered into a $900.0 million Senior Secured Credit Facility agreement with a syndicate of banks and institutional lenders which includes (1) a five-year $375.0 million Tranche A term loan, repayable in quarterly installments; (2) a six-year $125.0 million Tranche B term loan, repayable in quarterly installments; (3) a six-year $100.0 million Tranche C term loan, repayable in quarterly installments; and (4) a five-year $300.0 million revolving loan, or the revolver, which allowed for up to $215.0 million for letters of credit. At May 31, 2008, we had outstanding borrowings of $173.4 million, $111.0 million, $89.7 million and $76.1 million under the Tranche A, Tranche B, Tranche C and the revolver, respectively. During the year ended May 31, 2008, the outstanding debt under the revolver was increased by $2.5 million resulting from draws against certain letters of credit. At May 31, 2008, outstanding letters of credit aggregated $85.1 million and there was no availability for additional borrowing or issuance of letters of credit under the revolver. The Senior Secured Credit Facility is secured by all accounts receivable and a majority of owned real property, intellectual property and equipment, which lien is subordinated to the superpriority lien of the DIP Facility. Interest on borrowings is at either the ABR (as defined in the Senior Secured Credit Facility) plus 3.0%, 3.25%, 3.0%, and 2.5% for Tranche A, Tranche B, Tranche C, and the revolver, respectively, or at our option LIBOR plus 4.0%, 4.25%, 4.0%, and 3.5% for Tranche A, Tranche B, Tranche C, and the revolver, respectively. Interest on the outstanding borrowings at May 31, 2008 was 6.8%, 7.1%, 6.8% and 6.3% for Tranche A, Tranche B, Tranche C, and the revolver, respectively. We also pay a facility fee of 0.50% on the revolving credit facility commitment (currently in the amount of $161.2 million) and fees ranging from 3.625% to 4.0% on the balance of all letters of credit outstanding under the revolver.
The Senior Secured Credit Facility agreement contains covenants that, among other things, (1) limit our ability to incur indebtedness, merge, consolidate and acquire, dispose of or incur liens on assets; and (2) limit aggregate payments of cash dividends on common stock and common stock repurchases.
Claims of the senior secured lenders would be impaired under the terms of the proposed Second Amended Plan. Due to the uncertainty of the impairment of these claims, amounts due under the Senior Secured Credit Facility are included in liabilities subject to compromise as of May 31, 2008. We continue to accrue and pay contractual interest and fees under this facility in accordance with the existing Bankruptcy Court order. See Note 1. Voluntary Chapter 11 Filing to these consolidated financial statements for related disclosures. As of June 2, 2007, all of our debt under the Senior Secured Credit Facility was classified as payable within one year due to various defaults under the related credit agreement including our Chapter 11 filing on September 22, 2004.
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
We have classified the 6% senior subordinated convertible notes and certain capital leases which were converted to pre-petition debt, all of which are unsecured, as liabilities subject to compromise and, in accordance with the guidance provided by SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, we have and continue to suspend the accrual of interest on this debt.
Other Matters
Under the bankruptcy code, actions to collect pre-petition indebtedness are stayed and our other contractual obligations may not be enforced against us. Therefore, such commitments may not reflect actual cash outlays in the future period.
We believe, based upon the variable nature of our interest terms, that the carrying value of our DIP Facility as of May 31, 2008 and our Senior Secured Credit Facility as of June 2, 2007 approximated fair value. Due to the inclusion of the Senior Secured Credit Facility at May 31, 2008 in liabilities subject to compromise, there is no reasonable method to determine fair value of the debt as of that date. Since our 6% Subordinated Convertible Notes are classified as liabilities subject to compromise, there is no reasonable method to determine the fair value of these notes at May 31, 2008 and June 2, 2007.
During fiscal 2007, we incurred approximately $2.0 million in debt fees associated with the eighth and ninth amendments of the DIP Facility. In the second and third quarters of fiscal 2008, we incurred approximately $1.2 million associated with the first and third amendments to the amended and restated DIP Facility. Additionally, in the second quarter of fiscal 2008, we incurred a fee of $5.0 million to secure an exit financing commitment related to our Chapter 11 proceedings. We incurred additional related expenses of $0.3 million in the third quarter of fiscal 2008. Based upon our inability to meet the terms of the Facility Commitment Letter, the deferred debt fees and expenses of $5.3 million were written off as reorganization expense in the third quarter of fiscal 2008. On May 9, 2008, in conjunction with the execution of our second amended and restated DIP Facility, we incurred bank fees and other third party expenses which aggregated approximately $7.9 million. Our deferred debt fees are classified as other assets and are being amortized as interest expense over the term of the respective debt agreements.

8. Accrued Expenses and Other Liabilities
Included in accrued expenses are the following:

	May 31,	June 2,
	2008	2007
	(dollars in thousands)
Self-insurance reserves	$71,857	$76,500
Payroll, vacation and other compensation	60,418	68,760
Current portion of obligations under pension and postretirement plans (See Note 11. Employee Benefit Plans)	39,377	40,166
Included in other liabilities are the following:

	May 31,	June 2,
	2008	2007
	(dollars in thousands)
Self-insurance reserves	$127,926	$128,487
Obligations under pension, postretirement and SERP plans (See Note 11. Employee Benefit Plans)	82,461	94,893
9. Derivative Instruments
We are exposed to market risks relative to commodity price fluctuations. To manage the volatility associated with this exposure, we utilize commodity derivative instruments to manage certain commodity prices. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.
Commodities we use in the production of our products are subject to wide price fluctuations, depending upon factors such as weather, crop production, worldwide market supply and demand and government regulation. Our objective is to utilize commodity hedging derivatives, including exchange traded futures and options on wheat, corn, soybean oil and certain fuels, to reduce our exposure to commodity price movements for future ingredient and energy needs. The strategy is to purchase futures and options to hedge the variability of cash flows related to the underlying commodity. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed one year. Our current financial condition could impede our ability to manage commodity price risk.
We enter into commodity derivatives, principally wheat, corn, soybean oil, and heating oil, in which we do not elect to apply hedge accounting. Realized and unrealized gains or losses on these positions are recorded in the consolidated statements of operations in cost of products sold or selling, delivery and administrative expenses, as appropriate.
Derivative commodity instruments accounted for under SFAS 133 are subject to mark-to-market accounting, under which changes in the market value of outstanding commodities are recognized as unrealized gains or losses in the consolidated statements of operations or AOCI in the period of change. We record the fair market value of our derivatives based on widely available market quotes, as well as information supplied by independent third parties.
During fiscal 2008 and 2007, we did not elect to apply hedge accounting for any of our derivative commodity purchases and all such derivatives were marked-to-market through cost of products sold or selling, delivery and administrative expenses, as appropriate. At May 31, 2008 and June 2, 2007, the fair value of our commodity derivatives was de minimis based upon widely available market quotes. There was no derivative activity in AOCI for fiscal 2008 and 2007.
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
On December 14, 2004, the Court entered an Order establishing March 21, 2005 as the last date for all persons and entities holding or wishing to assert bankruptcy claims against the Company or one of its subsidiaries to file a proof of claim form. As of August 14, 2008, we have received approximately 9,350 claims, some of which have been filed after the deadline established by the court. We continue to evaluate all claims asserted in the bankruptcy proceedings and file periodic motions with the court to reject, modify, liquidate or allow such claims. In addition, we may receive additional claims resulting from, among other things, the future rejection of executory contracts since the deadline to file a claim resulting from a contract rejection is a function of when such contracts are formally rejected. Amounts that we have recorded may, in certain instances, be different than amounts asserted by our creditors and remain subject to reconciliation and adjustment.
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain tax and other claims. We also have suspended the accrual of interest on the unsecured 6% senior subordinated convertible notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. The cumulative contractual unrecorded interest at May 31, 2008 on these obligations was approximately $22.2 million. The unrecorded interest expense on these obligations was approximately $6.0 million for fiscal 2008, 2007, and 2006. See Note 7. Debt to these consolidated financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.
The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheet:

	May 31,	June 2,
	2008	2007
	(dollars in thousands)
Accounts payable	$130,828	$130,732
Taxes payable	4,637	5,741
Retirement obligations (SERP and deferred compensation)	20,200	15,063
Legal reserve	14,424	13,819
Interest bearing debt and capital leases	556,372	106,124
Other	25,031	19,074

	$751,492	$290,553

Claims of the senior secured lenders would be impaired under the terms of the Second Amended Plan. Due to the uncertainty of the impairment of these claims, amounts due under the Senior Secured Credit Facility are included in liabilities subject to compromise at May 31, 2008. See Note 7. Debt to these consolidated financial statements for related disclosures.
Liabilities subject to compromise for taxes payable decreased during fiscal 2008 principally due to the adoption of FIN 48. The increase in retirement obligations in fiscal 2008 primarily represents the classification of additional deferred compensation arrangements to liabilities subject to compromise, while the increase in other liabilities subject to compromise primarily reflects the settlement of various insurance claims.
11. Employee Benefit Plans
In September 2006, the FASB issued SFAS 158. We adopted the recognition and disclosure requirements of SFAS 158 in the fourth quarter of fiscal 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their fiscal year-end balance sheet date. In the fourth quarter of fiscal 2008, we early adopted the measurement date requirements of SFAS 158 for the Defined Benefit Pension Plan and the Supplemental Executive Retirement Plan (SERP), which were the only plans not using a fiscal year-end measurement date. The impact on the consolidated financial statements related to this measurement date change was not material.
American Bakers Association Retirement Plan
We participate in the American Bakers Association Retirement Plan, or ABA Plan, and believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans, despite our position on the proper characterization of the ABA Plan, due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of May 31, 2008, our net pension benefit obligation liability was approximately $69.1 million representing our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans. We have and continue to use immediate recognition of the impact of all actuarial gains (losses) associated with the ABA Plan. When considering the unique circumstances surrounding the ABA Plan and the uncertainty of its status (as discussed below), we do not expect to realize any future economic benefits from retrospective plan amendments. Accordingly, we have and continue to immediately recognize the impact of all amounts associated with plan amendments for the ABA Plan.
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
The ABA Plan’s net benefit obligation liability is recorded in other liabilities except for the current portion of $35.5 million for both May 31, 2008 and June 2, 2007, which is recorded in accrued expenses. The current portion at those respective dates represents unpaid requested amounts.
We believe that the inability to completely withdraw from the ABA Plan could jeopardize our ability to emerge from bankruptcy and threaten our viability if we emerge. As a result, we (1) withdrew our active nonunion employees from the plan effective April 18, 2008 and (2) are working with the applicable unions to effect similar action with respect to our active union employees. This withdrawal would result in present plan benefit obligations remaining with the ABA Plan, while future benefits for active ABA Plan participants would be provided under a Company-sponsored plan or multi-employer plan.

The following tables detail our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
Using an actuarial measurement date of May 31, selected financial information for the ABA Plan is as follows:

	May 31,	June 2,
	2008	2007
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$60,465	$55,543
Service cost	1,016	1,131
Interest cost	3,573	3,364
Actuarial (gain) loss	(3,812)	4,251
Benefits paid and expenses	(4,117)	(3,824)
Curtailment gain	(302)	—

Benefit obligation at end of year	$56,823	$60,465

Change in Fair Value of Negative Plan Assets
Fair value of plan assets at beginning of year	$(7,715)	$(2,750)
Actual return on plan assets	(816)	(1,586)
Employer contributions	377	445
Benefits paid and expenses	(4,117)	(3,824)

Fair value of negative plan assets at end of year	$(12,271)	$(7,715)

Funded Status	$(69,094)	$(68,180)

Amounts Recognized in the Balance Sheet
Accrued liabilities	$(35,468)	$(35,468)
Other liabilities	(33,626)	(32,712)

Net amount recognized	$(69,094)	$(68,180)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)	$—	$—

The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for the ABA Plan:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	May 31,	June 2,	June 3,
	2008	2007	2006
Weighted-average actuarial assumptions
Liability discount rate	6.7%	6.1%	6.3%
Expense discount rate (immediate recognition)	6.7%	6.1%	6.3%
Expected return on plan assets	7.5%	7.5%	7.5%

The components of the pension (credit) expense for the ABA Plan as an aggregate of single employer plans are as follows:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	May 31,	June 2,	June 3,
	2008	2007	2006
	(dollars in thousands)
Service cost	$1,016	$1,131	$1,579
Interest cost	3,573	3,364	3,208
Expected return on negative plan assets	732	365	248
Recognition of Actuarial (gain) loss	(3,727)	5,473	(5,555)

Total periodic pension (credit) cost	1,594	10,333	(520)
Curtailment gain	(302)	—	(1,176)

Net pension (credit) expense	$1,292	$10,333	$(1,696)

Fiscal 2008 and 2007 net pension expense, reflected in the table above, includes fourth quarter annual actuarial adjustments totaling $4.0 million and $5.5 million, respectively.
The ABA Plan is invested in a diversified portfolio of securities. The plan asset categories as of May 31, 2008 are as follows: domestic equities 61.5%, fixed income 38.0% and cash and cash equivalents 0.5%.
Based upon historical returns, current asset mix and the target asset allocation as determined by the plan’s trustees, we have used a weighted average expected return on plan assets of 7.5%.
The status of future employer contributions is currently unknown. Our estimated future benefit payments required under the ABA Plan are as follows:

Fiscal Years Ending	(dollars in thousands)

Benefit payments
2009	$3,872
2010	3,917
2011	3,942
2012	3,993
2013	4,094
2014-2018	21,459
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
Supplemental Executive Retirement Plan
We established a SERP effective June 2, 2002, which provided retirement benefits to certain officers and other select employees. The SERP is a non-tax qualified mechanism, which was intended to enhance our ability to retain the services of certain employees. The benefits were limited to a maximum of 1.8% of a participant’s final average salary multiplied by the years of credited service up to twenty years. In fiscal 2003, we entered into a rabbi trust agreement to hold the assets of the SERP for our participating employees. Included in other assets on the consolidated balance sheet as of May 31, 2008 and June 2, 2007 is approximately $6.5 million and $6.2 million, respectively, of restricted assets held in the rabbi trust.
We suspended the SERP as of November 11, 2004. Approximately $12.1 million and $11.1 million representing the portion of the SERP liability, at May 31, 2008 and June 2, 2007, respectively, attributable to retired participants has been reclassified to liabilities subject to compromise.
Selected Financial Information
Selected financial information using an actuarial measurement date of May 31 for the Defined Benefit Pension Plan, SERP, and Postretirement Health and Life Plans is as follows:

	Pension		Postretirement		SERP
	May 31,	June 2,	May 31,	June 2,	May 31,	June 2,
	2008	2007	2008	2007	2008	2007
			(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$68,924	$70,490	$54,241	$58,345	$23,063	$23,822
Service cost	986	924	905	1,069	—	—
Interest cost	4,709	3,968	2,700	3,374	1,614	1,370
Participant contributions	69	55	1,512	1,776	—	—
Actuarial (gain) loss	(3,797)	(1,723)	(13,205)	(3,929)	(2,554)	(2,129)
Benefits paid and expenses	(5,625)	(4,790)	(4,816)	(6,394)	—	—
Plan amendment	446	—	—	—	—	—

Benefit obligation at end of year	$65,712	$68,924	$41,337	$54,241	$22,123	$23,063

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$68,260	$65,971	$—	$—	$—	$—
Actual return on plan assets	1,651	7,024	—	—	—	—
Employer contributions	—	—	—	—	—	—
Participant contributions	69	55	—	—	—	—
Benefits paid and expenses	(5,625)	(4,790)	—	—	—	—

Fair value of plan assets at end of year	$64,355	$68,260	$—	$—	$—	$—

Reconciliation of Funded Status
Funded Status	$(1,357)	$(664)	$(41,337)	$(54,241)	$(22,123)	$(23,063)
Unrecognized net actuarial (gain) loss	—	—	—	—	—	—
Unrecognized prior service cost	—	—	—	—	—	—

Net pension liability	$(1,357)	$(664)	$(41,337)	$(54,241)	$(22,123)	$(23,063)

Amounts Recognized in the Balance Sheet
Accrued liabilities	$—	$—	$(3,909)	$(4,698)	$—	$—
Other liabilities	(1,357)	(664)	(37,428)	(49,543)	(10,050)	(11,974)
Liabilities subject to compromise	—	—	—	—	(12,073)	(11,089)

Net amount recognized	$(1,357)	$(664)	$(41,337)	$(54,241)	$(22,123)	$(23,063)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Net actuarial gain (loss)	$(5,033)	$(3,958)	$(2,205)	$(15,598)	$5,266	$2,795
Prior service credit (cost)	(1,843)	(1,714)	41,089	48,480	—	—

Total	$(6,876)	$(5,672)	$38,884	$32,882	$5,266	$2,795

The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for the plans:

	Pension			Postretirement			SERP
	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-
	Two	Two	Three	Two	Two	Three	Two	Two	Three
	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	May 31,	June 2,	June 3,	May 31,	June 2,	June 3,	May 31,	June 2,	June 3,
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(dollars in thousands)
Weighted-average actuarial assumptions
Liability discount rate	6.7%	6.0%	5.8%	6.5%	6.1%	6.3%	6.7%	6.0%	5.8%
Expense discount rate	6.0%	5.8%	6.0%	6.1%	6.3%	5.5%	6.0%	5.8%	6.0%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A	N/A	N/A	N/A
The components of net periodic benefit cost (credit) are as follows:

	Pension			Postretirement			SERP
	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-	Fifty-
	Two	Two	Three	Two	Two	Three	Two	Two	Three
	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	May 31,	June 2,	June 3,	May 31,	June 2,	June 3,	May 31,	June 2,	June 3,
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(dollars in thousands)
Service cost	$845	$924	$904	$905	$1,069	$1,444	$—	$—	$—
Interest cost	4,037	3,968	4,038	2,700	3,374	3,391	1,384	1,370	1,354
Expected return on plan assets	(5,591)	(5,402)	(4,885)	—	—	—	—	—	—
Amortization of prior service cost (credit)	272	275	285	(7,392)	(7,392)	(7,392)	—	—	—
Recognized net actuarial loss	—	32	542	187	990	1,308	(72)	—	—

Net periodic benefit cost (credit)	$(437)	$(203)	$884	$(3,600)	$(1,959)	$(1,249)	$1,312	$1,370	$1,354

The estimated amount that will be amortized from AOCI into net periodic benefit cost in fiscal 2009 is as follow:

	Pension	Postretirement	SERP
	(dollars in thousands)
Net actuarial (gain) loss	$—	$—	$(501)
Prior service cost (credit)	330	(6,928)	—

Total estimated 2008 amortization	$330	$(6,928)	$(501)

Future Funding and Benefit Payments
Our estimated future cash flows are as follows:

Fiscal Years Ending	Pension	Postretirement	SERP
	(dollars in thousands)
Employer contributions (reduced by expected participant contributions)
2009	$—	$3,909	(A	)

Benefit payments
2009	$4,783	$5,211	(A	)
2010	4,799	4,827	(A	)
2011	4,850	4,739	(A	)
2012	4,915	4,562	(A	)
2013	4,990	4,395	(A	)
2014-2018	25,722	21,170	(A	)

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
Defined Benefit Pension Plan Assets
The defined benefit pension plan is invested in a diversified portfolio of securities. The plan asset allocation as of the plan measurement date and target asset allocations are as follows:

		Percentage of Plan Assets
		at the Measurement Date
	Target	May 31,	June 2,
	Allocation	2008	2007
Equity securities	78.0%	77.0%	77.6%
Debt securities	22.0	21.0	21.2
Cash and cash equivalents	—	2.0	1.2

Total	100.0%	100.0%	100.0%

Postretirement Health Care Cost Trend Rates
The assumed health care cost trend rate, used in determining postretirement benefits, at the measurement date is as follows:

	May 31,	June 2,
	2008	2007
Health care cost trend rate for next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	6.0%	6.0%
Year the rates reach the ultimate trend rate	2016	2015

Assumed health care cost trend rates affect the amounts reported for the postretirement life and health plan. A one-percentage-point change in the assumed health care cost trend rate would have the following effect:

	1%	1%
	Increase	Decrease
	(dollars in thousands)
Effect on total of service and interest cost	$393	$(347)
Effect on postretirement benefit obligation	3,689	(3,310)
Employee Stock Purchase Plan
On September 21, 2004, in conjunction with our bankruptcy filing, we terminated our 1991 Employee Stock Purchase Plan. The Plan was noncompensatory, which allowed all eligible employees to purchase our common stock.
Defined Contribution Retirement Plans
We sponsor defined contribution retirement plans for eligible employees not covered by union plans. The union plan provides for matching and unmatched company contributions as required by collective bargaining agreements for certain union groups which have bargained into the plan. The nonunion plan generally provides for voluntary employee contributions, matching company contributions (based on voluntary employee salary reductions) plus a discretionary company profit-driven contribution. We did not, nor do we intend to, make the discretionary company contribution under our nonunion defined contribution retirement plan for calendar years 2008, 2007 and 2006. Retirement expense related to this plan was approximately $3.8 million, $4.3 million and $5.2 million for fiscal 2008, 2007, and 2006, respectively.
Negotiated Multi-Employer Pension Plans
Approximately 82% of our employees are covered by collective bargaining agreements. We contribute to 42 multi-employer pension plans on behalf of employees covered by our collective bargaining agreements. The Bakery and Confectionery Union and Industry International Pension Fund, which covers the largest number of our union employees, provides retirement benefits to approximately 9,100 of our total employees. Our collective bargaining agreements determine the amount of annual contributions we are required to make to the multi-employer pension plans in which our union employees participate. The pension plans provide defined benefits to retired participants and, in some cases, their beneficiaries. The multi-employer plans are managed by trustees, who are appointed by management of the employers participating in the plans (including our company, in some cases) and the affiliated unions, who have fiduciary obligations to act prudently and in the best interests of the plan’s participants. We recognize as net pension cost contractually required contributions and special periodic assessments, and recognize as a liability any contribution due or unpaid. Expense for these plans was approximately $109.3 million, $115.7 million and $125.8 million for fiscal 2008, 2007, and 2006, respectively. Based on the most recent information available to us, we believe that certain of the multi-employer pension plans to which we contribute are substantially underfunded and that our contribution obligations to such plans may increase due to pension reform legislation enacted in August 2006.
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
Multi-Employer Postretirement Health Care Benefit Plans
We also participate in a number of multi-employer plans which provide postretirement health care benefits to substantially all union employees not covered by our plans. Amounts reflected as benefit cost and contributed to such plans, including amounts related to health care benefits for active employees, totaled approximately $171.3 million, $180.5 million, and $195.0 million in fiscal 2008, 2007, and 2006, respectively.
12. Key Employee Retention Plan
On February 17, 2005, the Bankruptcy Court approved a Key Employee Retention Plan, or the KERP, which was designed to provide incentives to retain key employees of IBC during our reorganization and restructuring period. The plan provides first for a retention bonus which would compensate senior participants to remain with IBC during and throughout the reorganization and restructuring process. Second, for the fiscal year 2005, there was a performance bonus element of the plan which rewards key management employees for successfully meeting or exceeding a predetermined range of earnings before interest, taxes, depreciation, amortization and restructuring (EBITDAR). The performance bonus was fully paid in fiscal 2007 under the terms of the plan. Retention and performance bonus amounts were calculated using varying percentages of annual compensation based upon management positions held within IBC and, in the case of the performance bonus component, the degree to which the financial goal of EBITDAR was met or exceeded.
Expense under the KERP for fiscal 2008, 2007 and 2006 is classified as employee retention expense and is included in reorganization expense, see Note 15. Reorganization Charges to these consolidated financial statements. The aggregate expense incurred under the KERP was approximately $12.7 million all of which was paid or accrued by the end of fiscal 2008.
13. Stock-Based Compensation
Effective June 4, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment (SFAS 123R), which generally requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize the cost over the requisite service period. Prior to the adoption of SFAS 123R, we used the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our 1996 Stock Incentive Plan, and therefore, no compensation expense was recognized for stock options issued under the Plan.
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
1996 Stock Incentive Plan
The 1996 Stock Incentive Plan (the Plan) allows us to grant to employees and directors various stock awards including stock options, which are granted at prices not less than the fair market value at the date of grant, and restricted and deferred shares. A maximum of approximately 18.7 million shares was approved by our stockholders to be issued under the Plan. On May 31, 2008, shares totaling approximately 10.0 million were authorized but not awarded under the Plan. The stock options may be granted for a period not to exceed ten years and generally vest from one to three years from the date of grant. Our current practice is to settle awards out of treasury stock.

An analysis of our stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	Per Share	Term
	(in thousands)
Outstanding, as of June 3, 2006	4,099	$16.41	4.6
Granted	—	—
Surrendered	(835)	19.22
Exercised	—	—

Outstanding, as of June 2, 2007	3,264	15.69	4.2
Granted	—	—
Surrendered	(704)	19.64
Exercised	—	—

Outstanding, as of May 31, 2008	2,560	14.61	3.4

Exercisable at May 31, 2008	2,560	14.61	3.4

The total intrinsic value of options exercised during fiscal 2006 was approximately $71,000. There were no stock options exercised in fiscal 2008 and 2007. In addition, there were no stock options granted in fiscal 2008, 2007, and 2006. The exercisable stock options have no aggregate intrinsic value at May 31, 2008.
On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vested ratably over a four-year term, was granted, and the eligible options were granted, under the Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation was charged to expense over the vesting period. During the third quarter of fiscal 2008, the final vesting occurred and a majority of the restricted stock was forfeited. Accordingly, virtually all of the unearned compensation expense of approximately $0.5 million was reversed, which reduced the fiscal 2008 expense to an insignificant amount. For fiscal 2007 and 2006, the unearned compensation expense was approximately $1.1 million and $1.4 million, respectively. In addition, there were no restricted stock grants in fiscal 2008, 2007, and 2006.
The table below summarizes the nonvested restricted stock transactions:

		Weighted
		Average
		Fair Value at
	Shares	Grant Date
	(in thousands)
Nonvested, as of June 2, 2007	73	$14.46
Granted	—	—
Vested	(27)	14.80
Surrendered	(46)	14.26

Nonvested, as of May 31, 2008	—	—

On May 31, 2008, approximately 12.7 million total shares of common stock were reserved for issuance under various employee benefit plans.

Pro Forma Employee Stock-Based Compensation Expense
Prior to June 3, 2006, we used the intrinsic value method to account for stock-based employee compensation in accordance with the provisions and related interpretations of APB Opinion 25. As required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, the following table is a reconciliation of the estimated pro forma net income and earnings per share had the stock-based employee compensation cost been determined based on the fair value method for fiscal 2006:

Fifty-Three
Weeks
Ended
June 3,
2006
(dollars in thousands,
except per share data)
Net loss, as reported	$(128,317)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	944
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,375)

Pro forma net loss	$(128,748)

Basic and diluted loss per share
As reported	$(2.84)
Pro forma	(2.85)
14. Restructuring Charges (Credits)
The following table summarizes the restructuring charges (credits) incurred in fiscal 2008, 2007, and 2006 for plans initiated in fiscal 2008 and prior:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	May 31,	June 2,	June 3,
	2008	2007	2006
	(dollars in thousands)
Severance costs	$7,181	$(414)	$6,101
Long-lived asset (credits) charges	(3,512)	(5,511)	(38,570)
Curtailment gain on a benefit plan	—	—	(706)
Other exit costs	2,005	1,852	5,988

Total	$5,674	$(4,073)	$(27,187)

Fiscal 2008 Restructuring Plans
During fiscal 2008 we received approval for two additional restructuring plans, including the Southern California restructuring plan whereby we exited the bread market in Southern California and closed four bakeries and consolidated routes and distribution centers. We also initiated a sales reorganization restructuring plan to improve the structure and efficiency of the route delivery and sales of our baked goods.
We incurred severance and related benefit costs of approximately $5.3 million for the elimination of approximately 1,300 employee positions in connection with our Southern California restructuring efforts and approximately $1.1 million for the elimination of approximately 200 sales manager positions as part of the restructuring of our sales organization.
During fiscal 2008 we recognized gains of approximately $3.6 million for the sale of machinery, equipment and real estate related to the Southern California restructuring. We incurred an impairment of a deferred asset of approximately $0.6 million which was related to our operations in the bread market of Southern California.
We continue to incur ongoing expenses related to our real estate that is held for sale, which would include utilities, security, maintenance, cleanup and costs for the relocation of employees during the closure of certain of our facilities. These costs aggregated approximately $1.5 million and $0.4 million for our restructuring activities in Southern California and our sales reorganization activities, respectively.
Fiscal 2006 Restructuring Plans
In fiscal 2006, we continued our review of the operations in our various profit centers (now referred to as business units), which was started in fiscal 2005 (discussed below). As a result of this continued review process, we closed an additional four bakeries and consolidated routes, depots and retail stores in the remaining seven PCs including Northern California, Southern California, the Pacific Northwest, North Central, South Central, Southeast and the Upper Midwest. These restructuring activities resulted in a net restructuring credit of approximately $5.2 million during fiscal 2006. We terminated approximately 2,080 employee positions for which we incurred approximately $6.2 million in severance charges and incurred other exit costs of approximately $3.0 million, principally related to cleanup, taxes, security, utilities and equipment removal charges. Offsetting these costs, we realized gains on the sale of certain real property during the year of approximately $31.5 million, which was partially offset by equipment and real property impairment charges of approximately $17.1 million to reduce certain real property and equipment to fair value.
As we continued to execute this restructuring, we realized a net restructuring credit of approximately $5.8 million in fiscal 2007 comprised primarily of additional net gains on the sale of real estate and equipment of approximately $6.2 million and restructuring credits due to the expiration of certain obligations for severance payments of approximately $0.2 million, partially offset by additional other exit costs of approximately $0.6 million. In fiscal 2008, we incurred a charge of approximately $0.7 million for additional employee benefit costs.
During fiscal 2006, we also initiated activities to close several accounting offices which resulted in severance charges of approximately $0.3 million and $0.2 million in fiscal 2006 and 2007, respectively.
Fiscal 2005 Restructuring Plans
In the first three quarters of fiscal 2005, we underwent a process of consolidating operations in order to achieve production efficiencies and more effectively allocate production capacity, as well as continue to serve most of our existing customers. In conjunction with this consolidation effort, we closed three bakeries and 35 outlet stores and initiated a company-wide reduction in force, all of which resulted in a net reduction of approximately 540 employee positions. In fiscal 2006, we incurred additional restructuring charges related to this plan of approximately $0.7 million, including asset impairment charges of approximately $0.3 million and exit charges of approximately $0.4 million. Costs incurred in fiscal 2007 to complete the plan included approximately $0.2 million in other exit costs and $0.1 million in net loss on the sale of real estate and equipment.
In further reviewing the actions necessary to improve profitability and to address continuing revenue declines coupled with a high-cost structure, in late fiscal 2005 we undertook an extensive review of our ten profit centers (now referred to as business units) in order to consolidate production, delivery routes, depots and bakery outlets. This review resulted in the closure of three bakeries along with the consolidation of various delivery routes, depots, and bakery outlets as well as the shifting of production to other bakeries which in all resulted in the elimination of approximately 2,230 employee positions.
In fiscal 2006, as we continued this profit center review, we realized a net credit of approximately $12.3 million for these activities. This included severance credits of approximately $0.4 million related to adjustments of severance accruals and net restructuring credits of approximately $15.7 million related to gains on the sale of equipment and real property offset by additional asset impairments of approximately $1.9 million. Other charges totaling approximately $2.6 million were incurred for taxes, cleanup, security and utilities, as well as certain relocation adjustments, offset by approximately $0.7 million from a curtailment gain on a pension plan.
In fiscal 2007, we realized approximately $1.2 million of net restructuring charges associated with this profit center review. The net charges include approximately $0.9 million of other exit charges related to relocation, taxes, security, utilities, and cleanup, and approximately $2.2 million of equipment impairments, offset by approximately $1.6 million from net gains on sale of property, and approximately $0.3 million in severance credits.
In fiscal 2008, we recognized a gain of approximately $0.5 million on the sale of assets and approximately $0.2 million for other exit costs in connection with this profit center review.
Fiscal 2004 Restructuring Plan
In fiscal 2004, we initiated a major company-wide project that was referred to as Program SOAR, an acronym for Systems Optimization And Re-engineering, that was to focus on re-engineering our business processes to increase efficiency and on rationalizing our investment in production, distribution and administrative functionality. In fiscal 2006, we realized a net restructuring credit of approximately $10.7 million primarily reflecting gain on the sale of a bakery, which virtually completed this plan.
Fiscal 2003 Restructuring Plan
In fiscal 2003 we initiated restructuring activities for the closure of certain of our less efficient operations which included five bakeries and 96 outlets. This restructuring effort was substantially completed during fiscal 2005.
Substantially all of our restructuring credits and charges for all plans presented relate to our wholesale operations reportable segment, although our long-lived assets have not been specifically identified by segment for management analysis and decision-making purposes.
The analysis of our restructuring costs activity is as follows:

	Severance	Long-Lived
	and Related	Asset
	Benefits	Charges (Credits)	Other	Total
	(dollars in thousands)
Fiscal 2003 Plan

Balance May 28, 2005	$—	$—	$—	$—

Expensed in Fiscal 2006	—	(34)	32	(2)
Cash Paid in Fiscal 2006	—	—	(32)	(32)
Noncash Utilization in 2006	—	34	—	34

Balance June 3, 2006	—	—	—	—

Expensed in Fiscal 2007	—	—	—	—
Cash Paid in Fiscal 2007	—	—	—	—
Noncash Utilization in 2007	—	—	—	—

Balance June 2, 2007	—	—	—	—

Expensed in Fiscal 2008	—	—	—	—
Cash Paid in Fiscal 2008	—	—	—	—
Noncash Utilization in 2008	—	—	—	—

Balance May 31, 2008	—	—	—	—

Fiscal 2004 Plan

Balance May 28, 2005	55	—	—	55

Expensed in Fiscal 2006	—	(10,636)	(97)	(10,733)
Cash Paid in Fiscal 2006	(55)	—	97	42
Noncash Utilization in 2006	—	10,636	—	10,636

	Severance	Long-Lived
	and Related	Asset
	Benefits	Charges (Credits)	Other	Total
	(dollars in thousands)
Balance June 3, 2006	—	—	—	—

Expensed in Fiscal 2007	—	(8)	4	(4)
Cash Paid in Fiscal 2007	—	—	(4)	(4)
Noncash Utilization in 2007	—	8	—	8

Balance June 2, 2007	—	—	—	—

Expensed in Fiscal 2008	—	—	—	—
Cash Paid in Fiscal 2008	—	—	—	—
Noncash Utilization in 2008	—	—	—	—

Balance May 31, 2008	—	—	—	—

Fiscal 2005 Consolidation & RIF Plan

Balance May 28, 2005	796	—	—	796

Expensed in Fiscal 2006	—	270	438	708
Cash Paid in Fiscal 2006	(597)	—	(438)	(1,035)
Noncash Utilization in 2006	—	(270)	—	(270)

Balance June 3, 2006	199	—	—	199

Expensed in Fiscal 2007	8	84	229	321
Cash Paid in Fiscal 2007	(197)	—	(229)	(426)
Noncash Utilization in 2007	—	(84)	—	(84)

Balance June 2, 2007	10	—	—	10

Expensed in Fiscal 2008	—	—	—	—
Cash Paid in Fiscal 2008	—	—	—	—
Noncash Utilization in 2008	(10)	—	—	(10)

Balance May 31, 2008	—	—	—	—

Fiscal 2005 PC Review Plan

Balance May 28, 2005	7,613	—	—	7,613

Expensed in Fiscal 2006	(407)	(13,769)	1,884	(12,292)
Cash Paid in Fiscal 2006	(6,313)	—	(2,492)	(8,805)
Noncash Utilization in 2006	—	13,769	706	14,475

Balance June 3, 2006	893	—	98	991

Expensed in Fiscal 2007	(341)	632	944	1,235
Cash Paid in Fiscal 2007	(548)	—	(1,042)	(1,590)
Noncash Utilization in 2007	—	(632)	—	(632)

Balance June 2, 2007	4	—	—	4

Expensed in Fiscal 2008	—	(493)	156	(337)
Cash Paid in Fiscal 2008	—	—	(156)	(156)
Noncash Utilization in 2008	(4)	493	—	489

Balance May 31, 2008	—	—	—	—

Fiscal 2006 PC Review Plan

Balance May 28, 2005	—	—	—	—

Expensed in Fiscal 2006	6,163	(14,401)	3,025	(5,213)
Cash Paid in Fiscal 2006	(5,163)	—	(2,980)	(8,143)
Noncash Utilization in 2006	—	14,401	—	14,401

Balance June 3, 2006	1,000	—	45	1,045

Expensed in Fiscal 2007	(240)	(6,219)	620	(5,839)
Cash Paid in Fiscal 2007	(700)	—	(665)	(1,365)
Noncash Utilization in 2007	—	6,219	—	6,219

Balance June 2, 2007	60	—	—	60

Expensed in Fiscal 2008	761	—	3	764
Cash Paid in Fiscal 2008	(10)	—	(3)	(13)
Noncash Utilization in 2008	(811)	—	—	(811)

Balance May 31, 2008	—	—	—	—

Fiscal 2006 Accounting Office Closings

Balance May 28, 2005	—	—	—	—

Expensed in Fiscal 2006	345	—	—	345
Cash Paid in Fiscal 2006	—	—	—	—
Noncash Utilization in 2006	—	—	—	—

Balance June 3, 2006	345	—	—	345

Expensed in Fiscal 2007	159	—	55	214

	Severance	Long-Lived
	and Related	Asset
	Benefits	Charges (Credits)	Other	Total
		(dollars in thousands)
Cash Paid in Fiscal 2007	(461)	—	(46)	(507)
Noncash Utilization in 2007	—	—	—	—

Balance June 2, 2007	43	—	9	52

Expensed in Fiscal 2008	(25)	—	—	(25)
Cash Paid in Fiscal 2008	(23)	—	—	(23)
Noncash Utilization in 2008	5	—	(9)	(4)

Balance May 31, 2008	—	—	—	—

FY 2008 Southern California

Balance June 2, 2007	—	—	—	—

Expensed in Fiscal 2008	5,347	(3,019)	1,494	3,822
Cash Paid in Fiscal 2008	(5,048)	—	(1,494)	(6,542)
Noncash Utilization in 2008	—	3,019	—	3,019

Balance May 31, 2008	299	—	—	299

FY 2008 Sales Reorganization

Balance June 2, 2007	—	—	—	—

Expensed in Fiscal 2008	1,098	—	352	1,450
Cash Paid in Fiscal 2008	(1,058)	—	(232)	(1,290)
Noncash Utilization in 2008	—	—	—	—

Balance May 31, 2008	40	—	120	160

Consolidated

Balance May 28, 2005	8,464	—	—	8,464

Expensed in Fiscal 2006	6,101	(38,570)	5,282	(27,187)
Cash Paid in Fiscal 2006	(12,128)	—	(5,845)	(17,973)
Noncash Utilization in 2006	—	38,570	706	39,276

Balance June 3, 2006	2,437	—	143	2,580

Expensed in Fiscal 2007	(414)	(5,511)	1,852	(4,073)
Cash Paid in Fiscal 2007	(1,906)	—	(1,986)	(3,892)
Noncash Utilization in 2007	—	5,511	—	5,511

Balance June 2, 2007	117	—	9	126

Expensed in Fiscal 2008	7,181	(3,512)	2,005	5,674
Cash Paid in Fiscal 2008	(6,139)	—	(1,885)	(8,024)
Noncash Utilization in 2008	(820)	3,512	(9)	2,683

Balance May 31, 2008	$339	$—	$120	$459

Summarized below are the cumulative restructuring charges recognized through fiscal 2008 for all plans discussed, as well as expected remaining charges through plan completion. Most of the remaining costs are expected to be incurred during fiscal 2009.
Cumulative restructuring (credits) charges by plan (dollars in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Fiscal 2003 Plan	$4,304	$1,474	$6,825	$12,603

Fiscal 2004 Plan	2,537	(8,091)	7,006	1,452

Fiscal 2005 Consolidation & RIF Plan	5,583	6,473	2,812	14,868

Fiscal 2005 PC Review Plan	6,865	18,796	(3,928)	21,733

Fiscal 2006 PC Review Plan	6,684	(20,620)	3,648	(10,288)

Fiscal 2006 Accounting Office Closings	479	—	55	534

Fiscal 2008 Southern California	5,347	(3,019)	1,494	3,822

Fiscal 2008 Sales Reorganization	1,098	—	352	1,450

We expect to incur future other restructuring charges for the fiscal 2008 Southern California plan totaling approximately $1.9 million. This amount excludes gains expected to be realized on subsequent sales of property and equipment.
15. Reorganization Charges
Reorganization charges are as follows:

	Fifty-Two Weeks Ended		Fifty-Two Weeks Ended		Fifty-Three Weeks Ended
	May 31, 2008		June 2, 2007		June 3, 2006
	Reorganization	Cash	Reorganization	Cash	Reorganization	Cash
	Charges	Payments	Charges	Payments	Charges	Payments
	(dollars in thousands)
Professional fees	$39,881	$38,853	$35,352	$37,374	$35,089	$35,211
Employee retention expenses (See Note 12)	72	366	963	3,317	6,047	4,332
Lease rejections	560	33	210	20	937	—
Interest income	(1,500)	(1,083)	(3,075)	(3,794)	(4,461)	(3,562)
Gain on sale of assets	(1,620)	(1,620)	(825)	(825)	(597)	(597)
Write-off of debt fees	5,326	—	—	—	—	—

Reorganization charges, net	$42,719	$36,549	$32,625	$36,092	$37,015	$35,384

16. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	May 31,	June 2,	June 3,
	2008	2007	2006
Statutory federal tax rate	35.0%	35.0%	35.0%
State income tax, net	2.6	2.6	1.1
Permanent differences	(4.7)	(1.7)	(0.8)
Valuation allowance increase	(27.5)	(30.0)	(25.9)
Adjustments to prior year tax reserve and refundable credits	1.0	0.8	1.8
Other	0.1	(0.2)	(0.3)

	6.5%	6.5%	10.9%

We utilize a specific federal net operating loss provision that permits a 10-year carryback of certain qualifying losses that is applicable to a portion of our net operating losses generated in fiscal 2008, 2007, and 2006.
In fiscal 2008, 2007, and 2006, we adjusted our estimate for prior year tax accruals based upon a review of recently closed tax audits, amended filings, and the status of prior tax years relative to the statutes of limitation in the jurisdictions in which we conduct business.

The components of the provision for (benefit from) income taxes are as follows:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	May 31,	June 2,	June 3,
	2008	2007	2006
	(dollars in thousands)
Current
Federal	$(7,077)	$(5,785)	$(9,759)
State	144	(1,251)	(4,153)

	(6,933)	(7,036)	(13,912)

Deferred
Federal	(2,964)	(755)	(1,508)
State	(67)	(86)	(173)

	(3,031)	(841)	(1,681)

	$(9,964)	$(7,877)	$(15,593)

Temporary differences and carryforwards which give rise to the deferred income tax assets and liabilities are as follows:

	May 31,	June 2,
	2008	2007
	(dollars in thousands)
Deferred tax liabilities:
Property and equipment	$(102,020)	$(116,988)
Intangibles	(48,977)	(46,257)
Other	(7,931)	(10,735)

Gross deferred tax liabilities	(158,928)	(173,980)

Deferred tax asset:
Payroll and benefits accruals	68,168	77,362
Self-insurance reserves	82,143	81,288
Net operating loss carryforwards	106,801	71,023
Other	11,009	10,850

Gross deferred tax assets	268,121	240,523
Less: Valuation allowance	(165,627)	(123,281)

Net deferred tax asset	102,494	117,242

Net deferred tax liability	$(56,434)	$(56,738)

Our deferred tax assets and liabilities are included in our consolidated balance sheets as follows:

	May 31,	June 2,
	2008	2007
	(dollars in thousands)
Other current assets	$13,041	$18,051
Deferred income taxes (non-current)	(69,475)	(74,789)

Net deferred tax liability	$(56,434)	$(56,738)

As of May 31, 2008, we have a federal net operating loss carryforward of $273.4 million, which expires May 2025 through May 2028 and state net operating loss carryforwards which expire by May 2028. We also have a federal Alternative Minimum Tax Credit which can be carried forward indefinitely of $0.7 million.

We provide a valuation allowance against deferred tax assets, if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
During fiscal years 2008, 2007 and 2006, we recorded valuation allowances relating to deferred tax assets originating in those years. The change in valuation allowance during fiscal year 2008 was an increase of $42.3 million.
We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on June 3, 2007. In accordance with the recognition standards established by FIN 48, we performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which we operate. As a result of our review, we adjusted the carrying amount of the liability for unrecognized tax benefits resulting in an increase to stockholders’ accumulated deficit of $3.6 million. Upon adoption, we also recorded an increase to other long-term liabilities of $2.9 million, a reduction to other current assets of $1.7 million, and a reduction to liabilities subject to compromise of $1.0 million. Our valuation allowance against deferred tax assets includes $4.6 million and $4.8 million relating to unrecognized tax benefits as of May 31, 2008 and June 3, 2007, respectively.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at June 3, 2007	$10,564
Decreases in tax positions for prior years	(3,738)
Increases in tax positions for current year	2,027

Gross unrecognized tax benefits at May 31, 2008	$8,853

Our total liability for unrecognized tax benefits, including interest and penalties, is $8.9 million and $10.6 million as of May 31, 2008 and June 3, 2007, respectively. The portion of these balances which will favorably impact the effective tax rate, if recognized, is $8.9 million.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of May 31, 2008 and June 3, 2007, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheet was $0.3 million and $0.4 million, respectively.
Our U.S. federal income tax returns have been examined by the Internal Revenue Service through fiscal 2006. With limited exception, in accordance with bankruptcy law, we believe that any audits of our state income tax returns for years prior to fiscal 2008 would not result in additional liabilities to us. We have various income tax returns in the process of examination or administrative appeal. To the extent that these matters conclude, it is reasonably possible that the amount of our unrecognized tax benefits will increase or decrease. However, we do not currently expect resolution of these matters to result in significant changes during the next twelve months.
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
We are named in two wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of Route Sales Representatives. The case involving the putative class is captioned Ruzicka, et al. v. Interstate Brands Corp., et al. The other case is captioned McCourt, et al. v. Interstate Brands Corp. These cases are consolidated under case No. 1-03-CV-00220 (FLW) (D.N.J.). As a result of our Chapter 11 filing, these cases were automatically stayed. However, the automatic stay was lifted, and as a result of a mediation in late July 2008, the parties have reached agreement in principle to settle these cases through an allowed, pre-petition general unsecured claim in the amount of $2.0 million, which is subject to Bankruptcy Court and New Jersey Federal Court approval. This amount is reflected in liabilities subject to compromise in the May 31, 2008 financial statements.
The EPA has made inquiries into the refrigerant handling practices of companies in our industry. In September 2000, we received a request for information from the EPA relating to our handling of regulated refrigerants, which we historically have used in equipment in our bakeries for a number of purposes, including to cool the dough during the production process. The EPA has entered into negotiated settlements with two companies in our industry, and has offered a partnership program to other members of the bakery industry that offered amnesty from fines if participating companies converted their equipment to eliminate the use of ozone-depleting substances. Because we had previously received an information request from the EPA, the EPA/Department of Justice (DOJ) policies indicated that we were not eligible to participate in the partnership program. Nevertheless, we undertook our own voluntary program to convert our industrial equipment to reduce the use of ozone-depleting refrigerants. Prior to our Chapter 11 filing, we had undertaken negotiations with the EPA to resolve issues that may have existed regarding our historic management of regulated refrigerants. The DOJ, on behalf of the United States of America, filed a proof of claim in our bankruptcy case on March 21, 2005 based upon our refrigerant handling practices. Although the proof of claim does not set forth a specific amount, the claimants allege more than 3,400 violations during the period from 1998 through 2002 and assert that each violation is subject to penalties of up to $27,500 per day. We re-opened settlement negotiations with the DOJ and EPA, and as a result of those negotiations, we have reached an agreement in principle to settle the DOJ and EPA’s claims through an allowed, pre-petition, general unsecured claim in the amount of approximately $1.1 million, which is subject to Bankruptcy Court approval.
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
We participate in the ABA Plan and believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the PBGC (as discussed below). As of May 31, 2008, our net pension benefit obligation liability was approximately $69.1 million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
In our December 2005 submission requested by the PBGC in connection with its review of the 1979 determination referred to above, we asserted our belief based on available information that treatment of the ABA Plan as a multiple employer plan will result in a significant allocation of pension plan assets to our pension plan participants. We believe that treatment of the ABA Plan as a multiple employer plan will result in a significant reduction in our net pension benefit obligation with respect to our employee participants from that which is reflected in Note 11. Employee Benefit Plans to these consolidated financial statements. The ultimate outcome of this uncertainty cannot presently be determined.
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
On April 4, 2007, the PBGC filed a motion for summary judgment in the Sara Lee Litigation asking the District Court to enforce the PBGC’s August 8, 2006, determination that the ABA Plan is a multiple employer plan. Briefing on the PBGC’s motion for summary judgment concluded on June 8, 2007, and oral argument was heard on July 2, 2007. On September 11, 2007, the District Court issued a partial ruling on the PBGC’s motion for summary judgment. In its opinion, the District Court agreed with the PBGC and IBC as to the requisite standard for its review, but declined to review the PBGC’s August 8, 2006, determination until after it could decide whether the administrative record filed by the PBGC was complete. On August 27, 2008, the District Court ruled that the administrative record was complete. We now await the District Court’s ruling on the PBGC’s August 8, 2006 determination.
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
On November 2, 2007, the Pacific Southwest Teamsters Bakery Drivers Council filed a grievance under the Southern California Teamsters’ collective bargaining agreements. The grievance alleges that IBC violated the agreements by denying severance pay to Teamster-represented employees who worked under the agreements and who IBC laid-off when IBC exited the Southern California bread market. IBC’s position is that the agreements do not provide for severance pay and severance related benefits for employees in the particular circumstances. The Teamsters submitted the dispute to the arbitration procedure under the agreements. An evidentiary hearing on the matter occurred in June 2008. A decision will be rendered after the parties submit their briefs. IBC will vigorously defend its position in the arbitration.
On February 4, 2008, we received notice that the Sacramento County California District Attorney’s Consumer and Environmental Protection Division had opened an inquiry into whether the packaging for our 100 Calorie Pack snack cakes violated California law. Specifically, the inquiry was focused on whether the packaging contained “nonfunctional slack fill” and/or constituted “misleading advertising”. If the allegations were found to be true, the maximum penalty could be up to $5,000 per package offered for sale or sold in the state of California. Subsequently, the inquiry was joined by the Yolo County California District Attorney’s office. To date no formal charges have been filed, and we continue to cooperate in the inquiry. However, we believe that our packaging is not misleading and that any enforcement of slack fill regulations is pre-empted by federal statute and, therefore, only enforceable by the Federal Food and Drug Administration.
During the second quarter of fiscal 2008, we incurred a fee of $5.0 million to secure an exit financing commitment related to our Chapter 11 proceedings. We incurred additional related expenses of $0.3 million in the third quarter of fiscal 2008. Based upon our inability to meet the terms of the Facility Commitment Letter, the deferred debt fees and expenses of $5.3 million were written off as reorganization expense in the third quarter of fiscal 2008.
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
18. Stock Repurchases
Since May 11, 1999, our Board of Directors has authorized the purchase of approximately 11.0 million shares of our common stock. Prior to the Chapter 11 filing, management had the discretion to determine the number of shares to be purchased, as well as the timing of any such purchases, with the pricing of any shares repurchased to be at prevailing market prices. As of May 31, 2008, approximately 7.4 million shares of IBC common stock were available to be purchased under this stock repurchase program. As a result of our bankruptcy filing and restrictions imposed by the DIP Facility however, the program has been effectively suspended since the filing.
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

The following is the reconciliation between basic and diluted weighted average shares outstanding used in our earnings (loss) per share computations:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	May 31,	June 2,	June 3,
	2008	2007	2006
	(in thousands)
Weighted average common shares outstanding:
Basic and diluted	45,195	45,171	45,124

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock, deferred shares awarded, and our 6% senior subordinated convertible notes because their effect would have been antidilutive. These totaled approximately 12.8 million, 13.7 million, and 14.5 million for fiscal 2008, 2007, and 2006, respectively. Due to our reported net loss for fiscal 2008, 2007 and 2006, diluted loss per share amounts are not adjusted for the effect of dilutive stock awards.
Dividends per common share were zero for fiscal 2008, 2007, and 2006. In March 2004, we announced that our Board of Directors had suspended the dividend on our common stock effective for the fourth quarter of fiscal 2004. Under an August 12, 2004 amendment to our senior secured credit facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
21. Comprehensive Loss
Reconciliations of net loss to comprehensive loss are as follows:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	May 31,	June 2,	June 3,
	2008	2007	2006
	(dollars in thousands)
Net loss	$(143,684)	$(112,848)	$(128,317)

Other comprehensive income (loss):
Commodity derivative (gains) losses reclassified to cost of products sold, net of income taxes of $0	—	—	(671)
Minimum pension liability adjustment, net of income taxes of $2,726, $2,585 and $0	4,510	650	4,328

	4,510	650	3,657

Comprehensive loss	$(139,174)	$(112,198)	$(124,660)

The balance of AOCI consists of the following:

	May 31,	June 2,
	2008	2007
	(dollars in thousands)
Unamortized pension and other postretirement net credits (See Note 11. Employee Benefit Plans)	$34,763	$30,220

22. Segment Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires us to report information about our operating segments according to management’s approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance.
We initiated changes in our reporting system effective for the beginning of fiscal 2008, which resulted in the identification of three distinct reportable segments. The three reportable segments were determined by type of customer and distribution method. Management continues to maintain the wholesale operations and retail operations as reporting segments, but renamed them as route sales and outlet sales, respectively. The third reporting segment, direct sales, was established by segregating certain operations previously within wholesale operations that deliver products exclusively through warehouse channels. Our reportable segments are strategic business units that are managed separately using different distribution and marketing strategies. To the extent our accounting systems permitted, prior years’ amounts have been revised to reflect the current fiscal year’s segment reporting presentation.
Route sales (formerly wholesale operations) — Our route sales accounted for approximately 86.7%, 87.2%, and 87.0% of our net sales for the fiscal 2008, 2007 and 2006, respectively, and consists of an aggregation of our operations that manufacture, distribute, and sell fresh baked goods utilizing our direct store delivery system.
Outlet sales (formerly retail operations) — Our outlet sales generated approximately 10.6%, 11.1%, and 11.7% of our net sales for the fiscal 2008, 2007, and 2006, respectively, and consists of four regions that sell our baked goods and other food items directly to consumers through company-operated outlet locations.
Direct sales — Our direct sales generated approximately 2.7%, 1.7%, and 1.3% of our net sales for the fiscal 2008, 2007, and 2006, respectively, and consists of our direct warehouse shipment program, which ships bulk packaged sweet goods and dry products, such as croutons and stuffing mix, directly to customer-owned distribution centers and public warehouses for distribution.
During fiscal 2008, 2007, and 2006, one major customer included in our route and direct sales reporting segments accounted for approximately $456.3 million, $439.8 million, and $410.3 million or 16.3%, 15.1%, and 13.4% of our consolidated net sales, respectively. No other customer accounted for 10% or more of our consolidated net sales.
Our management evaluates reportable segment performance based on profit or loss from operations before other income, interest expense, and income taxes. Because of our integrated business structure, operating costs often benefit all reportable segments and must be allocated between segments. However, we do not identify or allocate fixed assets and the related depreciation, intangible assets and the related amortization, and capital expenditures for long-lived assets by reportable segment. Additionally, we transfer fresh goods between segments at cost without recognizing intersegment sales on these transfers. Intersegment transfers of products at cost from route sales to outlet sales aggregated approximately $94.6 million, $108.0 million, and $120.7 million for fiscal 2008, 2007, and 2006, respectively. Intersegment transfers of products at cost from route sales to direct sales aggregated approximately $50.7 million, $33.2 million, and $24.6 million for fiscal 2008, 2007, and 2006, respectively.
Our products within our reportable segments are fresh baked goods. All of our revenues from external customers and all of our long—lived assets are in the United States of America.
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 2. Description of Business and Significant Accounting Policies to these consolidated financial statements.
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations.

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	May 31, 2008	June 2, 2007 (A)	June 3, 2006 (A)
	(dollars in thousands)
Net Sales
Route sales	$2,425,611	$2,544,777	$2,661,465
Outlet sales	296,659	322,860	358,722
Direct sales	76,067	49,631	40,286

Total net sales	$2,798,337	$2,917,268	$3,060,473

Segment Income (Loss)
Route sales	$11,060	$28,798	$(11,747)
Outlet sales	21,007	10,902	10,682
Direct sales	6,773	3,595	4,394

Total segment income (loss)	38,840	43,295	3,329
Corporate (B)	(103,412)	(82,936)	(59,697)

Total operating loss	(64,572)	(39,641)	(56,368)

Interest expense	46,374	49,591	52,504
Reorganization charges	42,719	32,625	37,015
Other income	(17)	(1,132)	(2,994)

	89,076	81,084	86,525

Loss before income taxes and cumulative effect of accounting change	(153,648)	(120,725)	(142,893)
Provision (benefit) for income taxes	(9,964)	(7,877)	(15,593)

Loss before cumulative effect of accounting change	(143,684)	(112,848)	(127,300)
Cumulative effect of accounting change	—	—	(1,017)

Net loss	$(143,684)	$(112,848)	$(128,317)

(A)	Prior year’s amounts have been revised to reflect the current fiscal year’s segment reporting presentation.

(B)	The corporate operating loss for the fiscal years 2008 and 2007 includes net charges of approximately $20.6 million and $4.6 million, respectively, for restructuring activities, loss on sale or abandonment of assets, and property and equipment impairment. For fiscal year 2006 we had a net credit of approximately $17.7 million related to restructuring credits, loss on sale or abandonment of assets, and property and equipment impairment.
23. Subsequent Event
On September 12, 2008, the Bankruptcy Court approved the first amendment to the Second Amended and Restated Revolving Credit agreement (the First DIP Amendment). The First DIP Amendment, among other things, (1) increased the aggregate principal amount available to $313.0 million with a provision for additional funding of $16.0 million based on the occurrence of certain events; (2) extended the maturity date to February 9, 2009; (3) established minimum percentage amounts for Adjusted LIBOR Rate and Alternate Base Rate used in the interest rate calculations; (4) changed the borrowing base formula; and (5) changed or extended certain covenants set forth in the DIP Facility. Fees and expenses of approximately $7.2 million were incurred on the effectiveness of the First DIP Amendment.
In addition, on September 12, 2008, we entered into a Commitment Letter with Investors setting forth the principal terms of the Second Amended Joint Plan of Reorganization. See Note 1. Voluntary Chapter 11 Filing to these consolidated financial statement for additional disclosure concerning this matter.

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
Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”) and includes those policies and procedures that:
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008, the end of the fiscal period covered by this report. Management’s assessment efforts undertaken in fiscal 2008 were conducted using the framework established in Internal Control — Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2008. As a result of its continuing efforts to emerge from the Chapter 11 proceedings, management was unable to take necessary corrective actions to remediate the following identified material weaknesses as of May 31, 2008:
Insufficient Resources: We continue to have an inadequate number of personnel with requisite expertise in the key functional areas of finance, accounting, information technology and benefits. Specifically, the unsustainable nature of current resources paired with the ongoing challenge of recruiting and retaining talent is the direct result of the Company’s Chapter 11 proceedings.
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
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing our efforts to improve our internal control over financial reporting and disclosure controls and procedures related to many areas of our financial statements and disclosures. However, none of the material weaknesses identified by management as of June 2, 2007 have been remediated as of the fourth quarter of fiscal 2008.
While we still believe that the material weaknesses noted as of May 31, 2008 continue to exist as of the date of this filing, we have taken the following actions:
•	service providers continue to be utilized to address shortfalls in staffing and assist us with accounting, finance and benefits responsibilities; and

•	we continue to improve controls over the review and accuracy of data provided to third party specialists.
Efforts to remediate our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2009. There remains a risk that we will fail to identify weaknesses or adequately correct any identified weaknesses in our internal control over financial reporting or to prevent or detect a material misstatement of our annual or interim financial statements.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below is the name, age, date first elected and present principal occupation or employment, five-year employment history, and other directorships of each member of our Board of Directors. Pursuant to a Bankruptcy Court order, our directors will serve until further order of the Bankruptcy Court.

		Director
Name	Age	Since	Principal Occupations and Employment During the Past Five Years and Directorships

Michael J. Anderson [1]	57	1998	Chairman of the Board of IBC since January 2007; President and Chief Executive Officer of The Andersons, Inc., a diversified agribusiness and retailing company, for more than five years. Mr. Anderson is a director of The Andersons, Inc. and FirstEnergy Corp.
Robert B. Calhoun [1,2]	65	1991	Managing Director of Monitor Clipper Partners, a private equity investment firm, for more than five years. Mr. Calhoun is a director of The Lord Abbett Family of Funds.
Craig D. Jung	55	2007	Chief Executive Officer of IBC since February 2007; Retired, June 2004 to February 2007; Attended Harvard University, August 2003 to June 2004, where he received a Master in Public Administration degree.
William P. Mistretta[1]	52	2006	President and Chief Executive Officer of American Baked Ingredients, a company that supplies baked ingredients to the ice cream manufacturing industry, January 2008 to present; Senior Operations Executive for a division of the U.S. operations of Compass Group PLC, a company specializing in providing food, vending and related services, March 2006 to January 2008; Vice President of Operations of Aramark Uniform and Career Apparel, Inc., a company that provides both rental and direct marketing of uniforms and career apparel, May 2004 to April 2005; Senior Vice President of Operations of The B. Manishewitz Company, the nation’s largest manufacturer of processed kosher food products, May 2003 to May 2004.
David I. Pauker[2,3]	49	2007	Managing Director of Goldin Associates, LLC, a financial advisory and turnaround consulting firm specializing in underperforming businesses and distressed situations, for more than five years.
Terry R. Peets[2,3]	63	2007	Director of the following public company: Winn-Dixie Stores, Inc.,and the following non-public companies: World Kitchens, Inc., City of Hope National Cancer Center and the Beckman Research Institute, Ruiz Foods Corp., Inmar, Inc. and Andronico’s Markets, Inc.
Philip A. Vachon[3]	51	2007	Retired since July 2007; Chief Executive Officer and Chairman of the Board of Liberate Technologies, a non-operating company working to resolve outstanding liabilities, prosecute and defend pending litigation and pursue other claims as appropriate, from 2006 to July 2007; President of Liberate Technologies from 2003 to July 2007.

1	Member of the Audit Committee

2	Member of the Compensation Committee

3	Member of the Nominating/Corporate Governance Committee

Executive Officers
Set forth below is the name, age and present principal occupation or employment and five-year employment history of each of our executive officers. The executive officers serve at the pleasure of the Board of Directors. The business address of each person listed below is 12 East Armour Boulevard, Kansas City, Missouri 64111.

Name	Age	Principal Occupations and Employment During the Past Five Years

Craig D. Jung	55	Chief Executive Officer of IBC since February 2007; Retired, June 2004 to February 2007; Attended Harvard University from August 2003 to June 2004, where he received a Master in Public Administration degree.
Michael D. Kafoure	59	President Route Sales of IBC since September 2007; President and Chief Operating Officer of IBC for more than four years prior thereto.
David A. Loeser	54	Consultant, Acting Executive Vice President — Human Resources of IBC since July 2007; Consultant of IBC from May 2007 to July 2007; Senior Vice President Human Resources of Celanese Corporation, a company engaged in the manufacture of building block chemicals, from April 2005 to May 2006; Senior Vice President Human Resources of CompuCom Systems, Inc., a company offering business software applications and software management services, for more than two years prior thereto.
Kent B. Magill	55	Executive Vice President, General Counsel and Corporate Secretary of IBC since August 2005; Vice President, General Counsel and Corporate Secretary of IBC for more than two years prior thereto.
Suresh Mathews	54	Consultant, Acting Executive Vice President — Information Technology and Chief Information Officer of IBC since February 2008; President of Digital Standard Inc., a unified digital social networking company, from August 2004 to February 2008; Senior Vice President and Chief Information Officer of CompuCom Systems, Inc., a company offering business software applications and software management services, for more than one year prior thereto.
Jane S. Miller	49	Consultant, Acting Executive Vice President and Chief Customer Officer of IBC since July 2007; Consultant of IBC from March 2007 to July 2007; President of Miller Management Group, Inc. from September 2006 to present; President, UK and Ireland Division, of HJ Heinz Company, a company that manufactures an extensive line of processed food products, from May 2005 to May 2006; Chief Growth Officer of H.J. Heinz Company from September 2004 to May 2005; Attended Regis University for more than one year prior thereto.
Richard C. Seban	56	Executive Vice President and Chief Marketing Officer of IBC since August 2005; President and Chief Operating Officer of High Liner Foods, Inc., a Nova Scotia based processor and marketer of frozen seafood and pasta products, for more than two years prior thereto.
Gary K. Wandschneider	56	Consultant, Acting Executive Vice President — Operations of IBC since July 2007; Executive Vice President of Pepsi Bottling Group, Inc., the largest manufacturer and distribution of Pepsi-Cola beverages, for more than three years prior to November 2006.
J. Randall Vance	48	Senior Vice President, Chief Financial Officer and Treasurer of IBC since August 2007; Senior Vice President — Finance and Treasurer of IBC from September 2004 through July 2007; Vice President and Treasurer of Farmland Industries, Inc., a diversified agribusiness cooperative, for more than one year prior thereto.
Jimmy D. Williams	68	Senior Vice President-Direct Sales of IBC since May 2007; Senior Vice President-Sales and Trade Marketing of IBC from March 2006 to May 2007; Vice President-Special Initiatives and Merchandising of IBC from April 2005 to March 2006; Senior Vice President-Central Division South of IBC for more than 2 years prior thereto.
Melvin H. Ghearing	59	Vice President — Bakery Outlet Business Unit of IBC since June 2004; Vice President — Retail Operations of IBC for more than one year prior thereto.
Laura D. Robb	50	Vice President and Corporate Controller of IBC for more than the past 5 years.

Involvement in Prior Bankruptcy Proceedings and/or Restructurings
Mr. Vance was an officer at Farmland Industries, Inc. during that company’s bankruptcy proceedings.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors and persons who beneficially own more than 10% of the common stock (reporting persons) file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms and amendments thereto furnished to us and written representations from the executive officers and directors, to our knowledge, all forms required to be filed by reporting persons of IBC during fiscal 2008 were timely filed pursuant to Section 16(a) of the Exchange Act, except for the late filing of a Form 4 for Melvin H. Ghearing related to disclaiming the portion of his restricted stock award that was scheduled to vest during fiscal 2008.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Senior Vice President-Finance and Treasurer and Controller. The Code of Business Conduct and Ethics is posted on our website, www.interstatebakeriescorp.com. Copies are also available at no charge, upon written request, addressed to Interstate Bakeries Corporation, Corporate Secretary, 12 East Armour Boulevard, Kansas City, Missouri 64111. We intend to satisfy the disclosure requirement regarding an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website.
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

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information concerning compensation received by (i) the person who served as our Chief Executive Officer during the fiscal year ended May 31, 2008 and (ii) our two other most highly compensated executive officers during the fiscal year ended May 31, 2008 (the individuals in (i) and (ii) are collectively referred to as the “Named Executive Officers”).

		Salary	Bonus	All other	Total
Name and principal position	Year	($)	($)	Compensation ($)	($)
Craig D. Jung[1]	2008	900,000	—	29,544 [2]	929,544
CEO	2007	263,080	1,200,000	158,590	1,621,670
David A. Loeser[3]	2008	1,389,800	75,000	—	1,464,800
Acting EVP, HR	2007	30,000	—	—	30,000
Gary K. Wandschneider[4]	2008	1,428,500	100,000	—	1,528,500
Acting EVP, Operations	2007	112,000	—	—	112,000

1	Pursuant to Mr. Jung’s employment agreement, he is to receive a special cash award for enhancing our value during bankruptcy and an equity award (one-half capital stock and one-half options) upon our emergence from Chapter 11. At this time, the amounts are not determinable. In addition, in fiscal 2007 Mr. Jung received a signing bonus of $1,200,000 pursuant to the terms of his employment agreement. See the discussion of his employment agreement under “Agreements with Named Executive Officers.”

2	All other compensation for Mr. Jung for the fiscal year ended May 31, 2008 includes: (i) taxable income for a car allowance in the amount of $14,215; (ii) taxable income for financial advisory services in the amount of $1,538; (iii) imputed income for term life insurance provided by the Company in the amount of $1,247; and (iii) $12,544 related to moving expenses (including the applicable tax gross-up).

3	Mr. Loeser is a consultant serving as Acting Executive Vice President — Human Resources pursuant to a Consulting Agreement between the Company and Interim LLC. Pursuant to the terms of the initial consulting agreement, he received a $75,000 discretionary performance bonus.

4	Mr. Wandschneider is a consultant serving as Acting Executive Vice President — Operations pursuant to a Consulting Agreement between the Company and Timpanogos Consulting LLC. Pursuant to the terms of the initial consulting agreement, he received a $100,000 discretionary performance bonus.
Agreements with Named Executive Officers
We have entered into an employment agreement with Craig D. Jung and consulting agreements for the services of David A. Loeser and Gary K. Wandschneider. The descriptions below are only summaries of the agreements and are qualified in their entirety by the actual agreements, which have been filed with the SEC and are identified in the Exhibit Index to this Annual Report on Form 10-K.
Craig D. Jung
Mr. Jung serves as our Chief Executive Officer and as a director. The term of his employment agreement ends on February 16, 2010; provided, however, that the term will be automatically extended for additional one-year periods unless either we or Mr. Jung gives the other written notice at least 120 days prior to the then-scheduled date of expiration. Mr. Jung will receive an annual base salary of $900,000, which may be increased at the sole discretion of the Board, pursuant to an annual review undertaken by the Compensation Committee of the Board before May 1 of each year, beginning as of May 1, 2008. During the term, beginning with fiscal 2009, in addition to base salary, Mr. Jung shall be eligible to receive an annual performance-based cash bonus award with a target of no less than one hundred percent (100%) of his then current base salary pursuant to the terms and conditions of the Company’s Incentive Compensation Plan (the IC Plan) then in effect; provided that the actual cash bonus paid to Mr. Jung for any fiscal year shall not exceed two hundred percent (200%) of his base salary. Mr. Jung received a signing bonus in fiscal 2007 of $1,200,000, which was subject to repayment if Mr. Jung left the Company within one year under certain circumstances. Mr. Jung is entitled to receive the following special cash awards:
(1)	0.25% of Total Enterprise Value (as defined in the employment agreement) in excess of $500 million but less than $600 million, plus: (i) an additional 0.50% of Total Enterprise Value in excess of $600 million but less than $700 million, plus: (ii) an additional 0.75% of Total Enterprise Value in excess of $700 million but less than $800 million, plus: (iii) an additional 1.0% of Total Enterprise Value in excess of $800 million, not to exceed $3,000,000; and

(2)	1.75% of Total Enterprise Value in excess of an amount equal to the sum of: (i) $700 million, plus (ii) 95% of the Triggered Contingent Claims Amount (as defined in the employment agreement).
In addition, Mr. Jung will be granted an equity interest in the Company upon the Company’s emergence from bankruptcy equal to 2% of the number of shares of capital stock issued and outstanding on the date the Company emerges from bankruptcy, 50% of which will be shares of capital stock and 50% of which will be options. Twenty five percent of the shares of capital stock and 25% of the options vest immediately upon grant. The remaining unvested shares of capital stock and options vest pro rata over 36 months (beginning with the last day of the month in which we emerge from bankruptcy) assuming Mr. Jung remains employed by us. The exercise price for the options will be the fair market value determined in accordance with the terms of the employment agreement. Mr. Jung was or will be reimbursed for all relocation costs (including brokerage commission on the sale of his home, temporary living expenses, airfare, moving expenses, storage costs, legal and closing costs on the purchase of a new home, and gross up of these amounts) and expenses (including the legal fees incurred in connection with the preparation and negotiation of the employment agreement). The employment agreement imposes upon Mr. Jung covenants, among others, related to non-disclosure of confidential information, non-solicitation and non-competition.
For a discussion of payments to Mr. Jung upon termination or a Change in Control see below under the heading “Potential Payments Upon Termination or Change in Control.”
David A. Loeser
The Company has entered into a Consulting Agreement with Interim LLC pursuant to which Interim LLC has agreed to provide the services of Mr. Loeser. Mr. Loeser is serving as our Acting Executive Vice President-Human Resources. The Company pays $650 per hour for Mr. Loeser’s services, up to a maximum of 60 hours per week. The consulting agreement will continue until terminated by either party on one day notice to the other party. Under the consulting agreement, Mr. Loeser has agreed not to (i) disclose any confidential information about the Company to others while employed by the Company and thereafter; (ii) compete with the Company for 2 years following termination of employment; and (iii) solicit for employment any employee of the Company for 1 year following termination of employment.
Gary K. Wandschneider
The Company has entered into a Consulting Agreement with Timpanogos LLC pursuant to which Timpanogos Consulting LLC has agreed to provide the services of Mr. Wandschneider. Mr. Wandschneider is serving as our Acting Executive Vice President-Operations. The Company pays $750 per hour for Mr. Wandschneider’s services, up to a maximum of 60 hours per week. The consulting agreement will continue until terminated by either party on one day notice to the other party. Under the consulting agreement, Mr. Wandschneider has agreed not to (i) disclose any confidential information about the Company to others while employed by the Company and thereafter; (ii) compete with the Company for 2 years following termination of employment; and (iii) solicit for employment any employee of the Company for 1 year following termination of employment.
Outstanding Equity Awards at Fiscal Year-End
The Named Executive Officers have no outstanding equity awards. Pursuant to Mr. Jung’s employment agreement, he is to receive an equity award (one-half capital stock and one-half options) upon our emergence from Chapter 11.

At this time, the amount is not determinable. See the discussion of his employment agreement under “Employment Agreements with Named Executive Officers.”
Potential Payments upon Termination or Change in Control
Mr. Jung’s Employment Agreement
Mr. Jung’s employment agreement provides for payments to him in the event of his termination of employment under certain circumstances or in connection with a Change in Control (as defined below). Upon his death or disability, he or his estate or beneficiaries (in the case of his death) will receive his base salary and a pro-rata bonus through the termination date, plus full vesting of any then outstanding but unvested equity awards, continued participation for him (in the case of disability) and his dependents in any benefit programs of the Company for 12 months, and any Accrued Obligations (as defined in his employment agreement), including Special Awards (as defined in his employment agreement), and, in the case of disability, disability benefits in accordance with our policies. In the case of a termination for Cause (as defined in his employment agreement) or voluntary termination by Mr. Jung, Mr. Jung will receive only his base salary to the termination date and any Accrued Obligations. In the event of a termination without Cause, Constructive Termination Without Cause (as defined in his employment agreement) or a non-renewal of the term by the Company, Mr. Jung will receive the same payments, awards and benefits as upon disability (except that health and welfare benefits for Mr. Jung and his dependents will continue for 24 months), plus a severance payment equal to two times his base salary and bonus, plus reimbursement of reasonable relocation costs up to $50,000.
Upon a Change in Control, all of Mr. Jung’s outstanding and unvested capital stock and options and any other equity awards vest or become exercisable. If during the 2 years after a Change in Control Mr. Jung’s employment is terminated without Cause or by a Constructive Termination Without Cause or non-renewal, then he will receive the following: his base salary and a pro-rata bonus through the termination date; continued participation for him and his dependents in any benefit programs of the Company for 24 months; any Accrued Obligations, including Special Awards; a severance payment equal to 3 times his base salary and bonus (unless the change of control occurs within the first 12 months of his employment agreement, in which case he will receive 2 times his base salary and bonus); and reimbursement of reasonable relocation costs up to $50,000. Mr. Jung will also receive a tax gross-up payment if an excise tax is due as a result of the payments.
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
Under his employment agreement, Mr. Jung has agreed not to (i) disclose any confidential information about the Company to others while employed by the Company and thereafter; (ii) compete with the Company for 1 year following termination of employment; and (iii) solicit for employment any employee of the Company for 1 year following termination of employment.

Compensation of Directors
The following table includes information regarding the compensation of our non-employee directors for fiscal 2008. Mr. Jung, our Chief Executive Officer, does not receive any payment for his service as a director. As a result, he is not included in the table below. All of Mr. Jung’s compensation for fiscal 2008 is reflected in the Summary Compensation Table. No stock or option awards were granted to the non-employee directors in fiscal 2008. The non-employee directors do not participate in any of our benefit plans.

Fees Earned or Paid in Cash[1]
Name	($)
Michael J. Anderson	$193,500
Robert B. Calhoun	130,000
William P. Mistretta	120,500
David I. Pauker	119,250
Terry R. Peets	122,250
Philip A. Vachon	111,750

1	The fees include Board and Committee retainers and attendance fees (see below) earned during fiscal 2008. We also pay an orientation fee of $1,000 per day for new directors to visit one of our bakeries, ride a route and meet with senior management. During fiscal 2008, the Board met 31 times (23 of which were telephonic), the Audit Committee met 8 times (6 of which were telephonic), the Compensation Committee met 2 times (both of which were telephonic), and the Nominating/Corporate Governance Committee met 1 time (which was in person).

FORM OF COMPENSATION	AMOUNT OF COMPENSATION
Chairman of the Board Retainer	$150,000
Annual Retainer	75,000
Annual Retainer for Audit Committee Chairman	15,000
Annual Retainer for Other Committee Chairmen	7,500
Board Attendance Fee (each meeting)
In Person	2,000
Telephonic	1,000
Committee Attendance Fee (each meeting)
In Person (same day as Board Meeting)	750
In Person (not same day as Board Meeting)	1,000
Telephonic	500
Each non-employee director held the following number of outstanding options as of May 31, 2008:

Name	Options Outstanding

Michael J. Anderson	58,000
Robert B. Calhoun	60,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
We have only one equity compensation plan for eligible employees under which options, rights or warrants may be granted, the 1996 Stock Incentive Plan. See Note 13. Stock-Based Compensation to our consolidated financial statements, contained herein for further information on the material terms of this plan. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under our 1996 Plan as of May 31, 2008:
Equity Compensation Plan Information

		Weighted-	Number of securities
		average	remaining available
		exercise	for
		price of	future issuance under
	Number of securities to be	outstanding	equity compensation
	issued upon exercise of	options,	plans (excluding
	outstanding options,	warrants	securities reflected in
	warrants and rights	and rights	column (a))
Equity compensation plans approved by security holders	2,560,000	$14.61	9,957,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,560,000	$14.61	9,957,000

Holdings of Principal Stockholders
The following table sets forth information regarding the ownership of our common stock by each person known to us to be the beneficial owner of more than 5% of our Company’s common stock as of August 1, 2008:

		(3)
		Amount and
		nature of
(1)	(2)	beneficial	(4)
Title of Class	Name and address of beneficial owner	ownership	Percent of Class
Common	QVT Financial LP [1]
	527 Madison Avenue, 8th Floor
	New York, NY 10022	3,322,495	7.320%

1	The information concerning beneficial ownership was obtained from a Schedule 13G report of QVT Financial LP filed with the SEC on February 14, 2005.

Holdings of Officers and Directors
The number of shares of our common stock beneficially owned as of August 15, 2008 by the directors, the Named Executive Officers, and all directors, Named Executive Officers and executive officers as a group are set forth below:

		(3)
		Amount and nature
(1)	(2)	of beneficial		(4)
Title of Class	Name of beneficial owner	ownership		Percent of Class
Common	Michael J. Anderson	54,095	[1,2]	*
Common	Robert B. Calhoun	57,257	[1,2]	*
Common	Craig D. Jung	0
Common	David A. Loeser	0
Common	William P. Mistretta	0
Common	David I. Pauker	0
Common	Terry R. Peets	0
Common	Philip A. Vachon	0
Common	Gary K. Wandschneider	0
Common	All Named Executive Officers, directors and executive officers as a group (18 persons)	462,456	,2	1.01%

*	Less than 1%

1	Of the shares indicated, 48,000 (Mr. Anderson), 50,000 (Mr. Calhoun) and 434,333 (all directors, Named Executive Officers and executive officers as a group) are attributable to currently exercisable stock options.

2	Of the shares indicated, 9,050 (4,525 for each of Messrs. Anderson and Calhoun) and 9,050 (all directors, Named Executive Officers and executive officers as a group) are attributable to phantom stock units.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
On September 21, 2004, we appointed Antonio C. Alvarez II as our Chief Executive Officer and John K. Suckow as our Executive Vice President and Chief Restructuring Officer. Messrs. Alvarez and Suckow, as employees of Alvarez & Marsal, or A&M, were designated as officers pursuant to a Letter Agreement and elected by the Board of Directors. The terms and conditions of the Letter Agreement for services to be provided by A&M were approved by the Bankruptcy Court on October 25, 2004. We have executed a supplemental letter agreement that sets forth the manner in which A&M’s incentive compensation is to be calculated under the Letter Agreement. Pursuant to the Bankruptcy Court’s October 25, 2004 order, notice of the Incentive Fee Agreement was provided to certain interested parties in our bankruptcy. Upon agreement of such parties, the time to object to the Incentive Fee Agreement has been extended indefinitely. Therefore, absent consent of such parties, the Incentive Fee Agreement remains subject to Bankruptcy Court approval and, accordingly, its terms will not become effective until such consent or approval has been obtained. Pursuant to the Incentive Fee Agreement, A&M is entitled to incentive compensation to be based on five percent of our Total Enterprise Value (as defined in the Incentive Fee Agreement) in excess of $723 million. Total Enterprise Value consists of two components: (i) our total cash balance as of the effective date of our plan of reorganization, less the normalized level of cash required by us in the ordinary course of business, plus (ii) either (a) the midpoint enterprise value set forth in the disclosure statement with respect to our plan of reorganization as confirmed by the Bankruptcy Court or (b) the aggregate consideration received by us in a sale. Under all circumstances other than a liquidation of our company (in which case A&M will have no guaranteed incentive compensation), A&M’s incentive compensation will be a minimum of $3,850,000, if approved by the Bankruptcy Court. The incentive compensation would, if approved, be payable upon the consummation of our plan of reorganization.

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
Director Independence
We continue to maintain compliance with the listing standards of the New York Stock Exchange governing the composition of our Board of Directors, including the requirement that a majority of our directors are independent and that only independent directors serve on our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. Our Board of Directors has established independence standards, which are set forth in our Corporate Governance Guidelines published on our website (interstatebakeriescorp.com), to assist it in determining director independence. Our Board of Directors consists of 7 members, and it has affirmatively determined that six of the directors qualify as independent (as such term is defined in the New York Stock Exchange listing requirements) for Board and committee service: Michael J. Anderson, Robert B. Calhoun, William P. Mistretta, David I. Pauker, Terry R. Peets and Philip A. Vachon. Craig D. Jung, our CEO and seventh director, is not independent as a result of his employment with the Company. Mr. Jung does not serve on any of our Board committees. The current composition of each of our standing committees is as follows:
Audit Committee: Robert B. Calhoun, chairman, Michael J. Anderson, William P. Mistretta
Compensation Committee: David I. Pauker, chairman, Robert B. Calhoun, Terry R. Peets
Nominating/Corporate Governance Committee: Terry R. Peets, chairman, David I. Pauker, Philip A. Vachon

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to our Independent Registered Public Accounting Firm
For the years ended May 31, 2008 and June 2, 2007, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, or Deloitte & Touche. Total fees aggregated $3,310,000 and $3,827,000 for the years ended May 31, 2008 and June 2, 2007, respectively, and were comprised of the following:
Audit Fees. The aggregate fees incurred for the audit of our annual financial statements for the fiscal year ended May 31, 2008 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $2,600,000 (all but approximately $200,000 of which have been billed). The aggregate fees incurred for the audit of our annual financial statements for the fiscal year ended June 2, 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $3,600,000.
Audit-Related Fees. The aggregate fees billed for audit-related services for the fiscal years ended May 31, 2008 and June 2, 2007 were $710,000 and $227,000, respectively. These fees relate to audits of certain of our benefit plans, some of which are paid out of plan assets.
Tax Fees. No fees were billed for tax services for the fiscal years ended May 31, 2008 or June 2, 2007.
All Other Fees: No fees for services not included above were incurred for the fiscal years ended May 31, 2008 and June 2, 2007.
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

There were no audit-related fees, tax fees or any other fees approved by the Audit Committee pursuant to 17 CFR 210.2-01(c)(7)(i)(C) for fiscal 2008.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Financial Statements and Schedules:
     1. Financial Statements
     The following consolidated financial statements are set forth in Part II, Item 8:
Consolidated Balance Sheets at May 31, 2008 and June 2, 2007
For the 52 weeks ended May 31, 2008, the 52 weeks ended June 2, 2007 and the 53 weeks ended June 3, 2006:
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity (Deficit)
Notes to Consolidated Financial Statements
     2. Financial Statement Schedule
Schedule II on page 123 is filed as part of this Annual Report.
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
     3. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 9, 2002, filed on April 19, 2002).

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Form 8-K filed on March 21, 2007).

3.2	Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).

3.2.1	Amendment Number One to the Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.2 to Interstate Bakeries Corporation’s Form 8-K filed on March 21, 2007).

4.1	Preferred Stock Purchase Rights Agreement effective as of May 8, 2000 (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 16, 2000).

10.1	Employment Agreement by and among Interstate Bakeries Corporation, Interstate Brands Corporation and Craig D. Jung, dated January 30, 2007 (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on January 31, 2007).

10.2	Employment Agreement, dated as of April 25, 2007, by and among Interstate Brands Corporation, Interstate Bakeries Corporation and Kent B. Magill (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Form 8-K filed on June 6, 2007).

10.3	Employment Agreement dated as of March 8, 2003 by and between Michael D. Kafoure and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.2 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.4	Employment Agreement dated as of March 18, 2003 by and between Richard D. Willson and Interstate Brands West Corporation (incorporated herein by reference to Exhibit 10.4 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

10.5	Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent, dated as of April 25, 2002 (incorporated herein by reference to Exhibit 10.3 to Interstate Bakeries Corporation’s Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed May 8, 2002).

10.5.1	First Amendment, dated as of April 21, 2003, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2003, filed April 22, 2003).

Exhibit No.	Exhibit

10.5.2	Second Amendment, dated as of May 7, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.5.3	Third Amendment, dated as of May 27, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.5.4	Fourth Amendment, dated as of June 17, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.5.5	Fifth Amendment, dated as of August 12, 2004, to the Amended and Restated Credit Agreement among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties hereto, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.5.6	Sixth Amendment, dated as of September 7, 2004, to the Amended and Restated Credit Agreement, dated April 25, 2002, among Interstate Bakeries Corporation, as a Guarantor, Interstate Brands Corporation and Interstate Brands West Corporation, each as a Borrower, the several Lenders from time to time parties thereto, The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent, Bank of America, N.A., as syndication agent and JPMorgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on September 13, 2004).

10.5.7	Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 18, 2005, by and among the Interstate Bakeries Corporation, Interstate Brands Corporation (the “Borrower”), the several banks and other financial institutions or entities from time to time parties thereto (the “Lenders”), The Bank of Nova Scotia, BNP Paribas, Cooperatieve Central Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and SunTrust Bank, each as a co-documentation agent (the “Co-Documentation Agents”), Bank of America, N.A., as syndication agent (the “Syndication Agent”) and JPMorgan Chase Bank (“JPMorgan”), as administrative agent (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on March 22, 2005).

10.6	Guarantee and Collateral Agreement made by Interstate Bakeries Corporation, Interstate Brands Corporation, Interstate Brands West Corporation and certain of their Subsidiaries, in favor of The Chase Manhattan Bank, as Administrative Agent, dated as of July 19, 2001 (incorporated herein by reference to Exhibit 10.4 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the fiscal year ended June 2, 2001, filed on August 24, 2001).

10.7	Amended and Restated Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 6, 2004 filed, on April 19, 2004).

Exhibit No.	Exhibit

10.8	Interstate Bakeries Corporation Incentive Compensation Plan (incorporated herein by reference to Interstate Bakeries Corporation Amendment No. 2 to its Registration Statement on Form S-3, File No. 333-86560, filed on May 8, 2002).

10.9	Interstate Bakeries Corporation Amended and Restated Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.15 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the fiscal year ended May 29, 2004, filed October 6, 2006).

10.10	Interstate Bakeries Corporation Rabbi Trust Agreement (incorporated herein by reference to Exhibit 10.8 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the fiscal year ended June 1, 2002, filed on August 23, 2002).

10.10.1	First Amendment to the IBC Rabbi Trust Agreement effective August 8, 2003 (incorporated herein by reference to Exhibit 10.19.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed on August 23, 2003).

10.11	Form of Award Notice and Non-Qualified Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the fiscal year ended June 1, 2002, filed on August 23, 2002).

10.12	Form of Award Notice and Incentive Stock Option Agreement pursuant to the Interstate Bakeries Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the fiscal year ended June 1, 2002, filed on August 23, 2002).

10.13	Form of Indenture for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.14	Form of Purchase Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.15	Form of Registration Rights Agreement for 6.0% Senior Subordinated Convertible Notes Due 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 12, 2004).

10.16	Letter Agreement, dated as of August 27, 2004, amended and restated as of September 21, 2004 and further amended and restated on October 14, 2004, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc (incorporated herein by reference to Exhibit 10.24 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the year ended May 29, 2004, filed October 6, 2006).

10.16.1	Letter Agreement, dated as of July 18, 2005, by and between Alvarez and Marsal, Inc. and Interstate Bakeries Corporation, Armour & Main Redevelopment Corporation, Baker’s Inn Quality Baked Goods, LLC, IBC Sales Corporation, IBC Services, LLC, IBC Trucking LLC, Interstate Brands Corporation, New England Bakery Distributors, LLC and Mrs. Cubbison’s Foods, Inc (incorporated herein by reference to Exhibit 10.24.1 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the fiscal year ended May 29, 2004, filed October 6, 2006).

10.17	Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under

Exhibit No.	Exhibit

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

10.17.1	First Amendment, dated as of November 1, 2004, to the Revolving Credit Agreement dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on November 5, 2004).

10.17.2	Second Amendment, effective as of January 20, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, among Interstate Bakeries Corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and each of the direct and indirect subsidiaries of the Parent Borrower party to this Agreement (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrowers, each a “Case” and collectively, the “Cases”), JPMorgan Chase Bank (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party hereto (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, JPMorgan Chase Bank, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, as collateral agent (in such capacity, the “Collateral”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on February 1, 2005).

10.17.3	Third Amendment and Waiver, dated as of May 26, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent (the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase

Exhibit No.	Exhibit

Bank), as collateral agent (the “Collateral Agent”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 27, 2005).

10.17.4	Fourth Amendment and Waiver, dated as of November 30, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower (each individually a “Subsidiary Borrower” and collectively the “Subsidiary Borrowers”; and together with the Parent Borrower, the “Borrowers”), each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent (the “Administrative Agent”) for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent (the “Collateral Agent”) for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 5, 2005).

10.17.5	Fifth Amendment, dated as of December 27, 2005, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on December 30, 2005).

10.17.6	Sixth Amendment, dated as of March 29, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on March 29, 2006).

10.17.7	Seventh Amendment, dated as of June 28, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking

Exhibit No.	Exhibit

association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on June 30, 2006).

10.17.8	Eighth Amendment, dated as of August 25, 2006, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on August 30, 2006).

10.17.9	Ninth Amendment, dated as of February 16, 2007, to the Revolving Credit Agreement, dated as of September 23, 2004, as amended, among Interstate Bakeries Corporation (“Parent Borrower”), a Delaware corporation, a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Credit Agreement (together with JPMCB, the “Lenders”), JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as administrative agent for the Lenders, and JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank), as collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on February 16, 2007).

10.17.10	First Amendment, dated as of October 1, 2007, to the Amended and Restated Revolving Credit Agreement, dated as of February 16, 2007, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Amended and Restated Revolving Credit Agreement (together with JPMCB, the “Lenders”), and JPMCB as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Current Report on Form 8-K filed on October 2, 2007).

10.17.11	Second Amendment, dated as of November 29, 2007, to the Amended and Restated Revolving Credit Agreement, dated as of February 16, 2007, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Amended and Restated Revolving Credit Agreement (together with JPMCB, the “Lenders”), and JPMCB as administrative agent and collateral agent for the Lenders (incorporated

Exhibit No.	Exhibit

by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Current Report on Form 8-K filed on December 3, 2007).

10.17.12	Third Amendment, dated as of December 19, 2007, to the Amended and Restated Revolving Credit Agreement, dated as of February 16, 2007, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Amended and Restated Revolving Credit Agreement (together with JPMCB, the “Lenders”), and JPMCB as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Current Report on Form 8-K filed on December 19, 2007).

10.17.13	Fourth Amendment, dated as of December 19, 2007, to the Amended and Restated Revolving Credit Agreement, dated as of February 16, 2007, as amended, among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct and indirect subsidiaries of the Parent Borrower, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (formerly known as JPMorgan Chase Bank) (“JPMCB”), and certain of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Amended and Restated Revolving Credit Agreement (together with JPMCB, the “Lenders”), and JPMCB as administrative agent and collateral agent for the (incorporated herein by reference to Exhibit 10.24.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2008, filed on April 17, 2008).

10.17.14	Second Amended and Restated Revolving Credit Agreement, dated as of May 9, 2008 (the “DIP Agreement”), by and among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the wholly-owned direct and indirect subsidiaries of the Parent Borrower party to the DIP Agreement, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the DIP Agreement (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Interstate Bakeries Corporation’s Current Report on Form 8-K filed on May 12, 2008).

10.18	Offer of Employment dated July 13, 2005 between Interstate Bakeries Corporation and Mr. Richard C. Seban (incorporated herein by reference to the Current Report on Form 8-K of Interstate

Exhibit No.	Exhibit

Bakeries Corporation filed on August 5, 2005).

10.19	Interstate Bakeries Corporation Key Employee Retention Plan (incorporated herein by reference to Exhibit 10.27 to Interstate Bakeries Corporation’s Annual Report on Form 10-K for the fiscal year ended May 29, 2004, filed October 6, 2006).

10.20	Consulting Agreement dated July 27, 2007 by and among Interstate Brands Corporation and Interim LLC (incorporated herein by reference to Exhibit 10.22 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 25, 2007, filed on October 4, 2007).

10.20.1	Extension letter dated April 16, 2008 from Interstate Bakeries Corporation to Interim LLC*

10.20.2	Extension letter dated May 5, 2008 from Interstate Bakeries Corporation to Interim LLC*

10.21	Consulting Agreement dated July 27, 2007 by and among Interstate Brands Corporation and Miller Management Group, Inc. (incorporated herein by reference to Exhibit 10.23 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 25, 2007, filed on October 4, 2007).

10.21.1	Extension letter dated April 16, 2008 from Interstate Bakeries Corporation to Miller Management Group, Inc.*

10.21.2	Extension letter dated May 5, 2008 from Interstate Bakeries Corporation to Miller Management Group, Inc.*

10.22	Consulting Agreement dated July 27, 2007 by and among Interstate Brands Corporation and Timpanogos Consulting LLC (incorporated herein by reference to Exhibit 10.24 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 25, 2007, filed on October 4, 2007).

10.22.1	Extension letter dated March 25, 2008 from Interstate Bakeries Corporation to Timpanogos Consulting LLC (incorporated herein by reference to Exhibit 10.24.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 8, 2008, filed on April 17, 2008).

10.22.2	Extension letter dated April 16, 2008 from Interstate Bakeries Corporation to Timpanogos Consulting LLC*

10.22.3	Extension letter dated May 5, 2008 from Interstate Bakeries Corporation to Timpanogos Consulting LLC*

21.1	Subsidiaries of Interstate Bakeries Corporation*

24.1	Power of Attorney (included on signature page)

31.1	Certification of Craig D. Jung pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of J. Randall Vance pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Craig D. Jung pursuant to 18 U.S.C. Section 1350*

32.2	Certification of J. Randall Vance pursuant to 18 U.S.C. Section 1350*

#	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE BAKERIES CORPORATION
Dated: September 15, 2008	By:	/s/ Craig D. Jung
Craig D. Jung
Chief Executive Officer (Principal Executive Officer)

Each person whose signature appears below hereby severally constitutes and appoints Craig D. Jung and J. Randall Vance, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Interstate Bakeries Corporation for the fiscal year ended May 31, 2008 all documents relating therewith, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Name of Signatory	Capacities In Which Signing	Date

/s/ Craig D. Jung Craig D. Jung	Chief Executive Officer (Principal Executive Officer)	September 15, 2008

/s/ J. Randall Vance J. Randall Vance	Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2008

/s/ Michael J. Anderson Michael J. Anderson	Non-Executive Chairman of the Board	September 15, 2008

/s/ Robert B. Calhoun Robert B. Calhoun	Director	September 15, 2008

/s/ William P. Mistretta William P. Mistretta	Director	September 15, 2008

/s/ David I. Pauker David I. Pauker	Director	September 15, 2008

/s/ Terry R. Peets Terry R. Peets	Director	September 15, 2008

/s/ Philip A. Vachon Philip A. Vachon	Director	September 15, 2008

INTERSTATE BAKERIES CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FIFTY-TWO WEEKS ENDED
MAY 31, 2008 AND JUNE 2, 2007
AND FIFTY-THREE WEEKS ENDED JUNE 3, 2006
(dollars in thousands)

			Adjustments to
	Balance at		other	Accounts	Balance at
	beginning	Adjustments	comprehensive	charged	end
Description	of period	to expense	income	off	of period
2008
Reserve for discounts and allowances on accounts receivable	$8,699	$(43)	$—	$—	$8,656
Allowance for doubtful accounts	2,315	(90)	—	(175)	2,050
Deferred income tax — valuation allowance	123,281	42,346	—	—	165,627

2007
Reserve for discounts and allowances on accounts receivable	8,914	(215)	—	—	8,699
Allowance for doubtful accounts	3,400	(798)	—	(287)	2,315
Deferred income tax — valuation allowance	98,193	36,235	(11,147)	—	123,281

2006
Reserve for discounts and allowances on accounts receivable	6,510	2,404	—	—	8,914
Allowance for doubtful accounts	3,492	387	—	(479)	3,400
Deferred income tax — valuation allowance	62,165	37,424	(1,396)	—	98,193