Form 10-Q
period 2008-08-23
INTERSTATE BAKERIES CORP/DE/
filed 2008-10-07
CIK 829499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 23, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 45,202,826 shares of common stock, $0.01 par value per share, outstanding on October 1, 2008. Giving effect to our senior subordinated convertible notes and common stock equivalents, there were 55,101,267 shares of common stock outstanding as of October 1, 2008.

INTERSTATE BAKERIES CORPORATION
FORM 10-Q
QUARTER ENDED AUGUST 23, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share data)

	August 23,	May 31,
	2008	2008
ASSETS

Current assets
Cash	$22,655	$25,071
Restricted cash	21,078	21,052
Accounts receivable, less allowance for doubtful accounts of $2,105 and $2,050, respectively	133,540	136,627
Inventories	62,660	61,837
Assets held for sale	15,065	17,562
Other current assets	42,797	43,995

Total current assets	297,795	306,144

Property and equipment, net	454,986	464,455
Intangible assets	158,271	158,285
Other assets	23,762	29,473

Total assets	$934,814	$958,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise
Current liabilities
Pre-petition debt	$2,575	$2,759
Post-petition debt	88,864	63,358
Accounts payable	89,996	108,288
Accrued expenses	209,687	205,411

Total current liabilities	391,122	379,816

Other liabilities	221,811	219,288
Deferred income taxes	69,456	69,475

Total liabilities not subject to compromise	682,389	668,579

Liabilities subject to compromise	752,643	751,492

Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,202,000 shares outstanding	816	816
Additional paid-in capital	584,485	584,485
Accumulated deficit	(439,904)	(403,038)
Treasury stock, 36,377,000 shares at cost	(678,740)	(678,740)
Accumulated other comprehensive income	33,125	34,763

Total stockholders’ deficit	(500,218)	(461,714)

Total liabilities and stockholders’ deficit	$934,814	$958,357

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Twelve Weeks Ended
	August 23,	August 25,
	2008	2007
Net revenues	$658,709	$689,816

Cost of products sold (exclusive of items shown below)	356,063	343,231
Selling, delivery and administrative expenses	310,931	321,043
Restructuring charges (credits)	(4,401)	(48)
Depreciation and amortization	13,675	15,648
Loss on sale or abandonment of assets	302	13
Property and equipment impairment	—	10,193

	676,570	690,080

Operating profit (loss)	(17,861)	(264)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $1,383 and $1,383, respectively)	13,458	11,020
Reorganization charges, net	6,026	7,198
Other (income) expense	(47)	(54)

	19,437	18,164

Income (loss) before income taxes	(37,298)	(18,428)
Provision (benefit) for income taxes	(432)	(2,435)

Net income (loss)	$(36,866)	$(15,993)

Net income (loss) per share

Basic	$(0.82)	$(0.35)

Diluted	$(0.82)	$(0.35)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Twelve Weeks Ended
	August 23,	August 25,
	2008	2007
Operating activities
Net income (loss)	$(36,866)	$(15,993)
Depreciation and amortization	13,675	15,648
Provision (benefit) for deferred income taxes	561	(1,874)
Reorganization charges, net	6,026	7,198
Cash reorganization items	(5,516)	(5,679)
Non-cash bankruptcy-related (credits) charges	(3)	206
Non-cash interest expense — deferred debt fees	4,658	439
Non-cash restricted stock compensation (benefit) expense	—	163
(Gain) loss on sale, write-down or abandonment of assets	(4,678)	10,109
Change in operating assets and liabilities
Accounts receivable	3,087	7,925
Inventories	(823)	2,026
Other current assets	618	(236)
Accounts payable and accrued expenses	(14,562)	(15,395)
Long-term portion of self insurance reserves	735	218
Other	126	345

Net cash provided by (used in) operating activities	(32,962)	5,100

Investing activities
Purchases of property and equipment	(3,501)	(5,093)
Proceeds from sale of assets	7,551	2,226
Restricted cash deposit	—	(2,536)
Acquisition and development of software assets	—	(371)
Other	—	4

Net cash provided by (used in) investing activities	4,050	(5,770)

Financing activities
Reduction of long-term debt	(184)	(247)
Increase in pre-petition debt	1,164	2,421
Reduction of post-petition debt	(7,494)	—
Increase in post-petition debt	33,000	—
Debt fees	10	—

Net cash provided by (used in) financing activities	26,496	2,174

Net increase (decrease) in cash	(2,416)	1,504

Cash at beginning of period	25,071	67,212

Cash at end of period	$22,655	$68,716

Cash payments (received)
Interest	$9,555	$7,925
Income taxes	136	127

Non-cash investing and financing activities
Interest income earned on restricted cash deposits	26	77
See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(dollars and shares in thousands)

	Common						Accumulated
	Stock Issued		Additional		Treasury Stock		Other	Total
	Number	Par	Paid-in	Accumulated	Number of		Comprehensive	Stockholders’
	of Shares	Value	Capital	Deficit	Shares	Cost	Income	Deficit
Balance May 31, 2008	81,579	$816	$584,485	$(403,038)	(36,377)	$(678,740)	$34,763	$(461,714)
Comprehensive loss	—	—	—	(36,866)	—	—	(1,638)	(38,504)

Balance August 23, 2008	81,579	$816	$584,485	$(439,904)	(36,377)	$(678,740)	$33,125	$(500,218)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Voluntary Chapter 11 Filing
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819,04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. On November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. On October 1, 2008, the United States trustee disbanded the official committee of equity security holders. Mrs. Cubbison’s Foods, Inc., or Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, was not originally included in the Chapter 11 filing. However, on January 14, 2006, Mrs. Cubbison’s filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). The minority interest in Mrs. Cubbison’s is reflected in other liabilities and the minority interest impact on the statement of operations is insignificant for all periods presented. We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
On September 23, 2004, we entered into a debtor-in possession Revolving Credit Agreement (as amended, the DIP Facility) with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The Revolving Credit Agreement received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. We most recently amended the DIP Facility on September 12, 2008 to reflect certain modifications. The Revolving Credit Agreement provides for a $313.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. The Commitment provides for additional funding of $16.0 million based on the occurrence of certain events. The maturity date of the DIP Facility has been extended to February 9, 2009. See Note 8. Debt to these consolidated financial statements for further discussion regarding the DIP Facility.
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
As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of October 1, 2008, we have rejected over 540 unexpired leases and have accrued charges for our estimated liability related thereto in the applicable periods. We are in the process of reviewing our executory contracts and remaining unexpired leases to determine which, if any, we will reject. For these executory contracts and remaining unexpired leases, we cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting these contracts or leases, and no provisions have yet been made for these items.
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
In January 2007, our Board of Directors was reconstituted as a result of a Bankruptcy Court approved settlement among the Company and its various constituency groups. The following individuals now serve on our Board: Messrs. Michael J. Anderson, Robert B. Calhoun, Craig D. Jung, William P. Mistretta, David I. Pauker, Terry R. Peets and Philip A. Vachon. Pursuant to Bankruptcy Court order, these directors will serve until further order of the Bankruptcy Court.
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
On June 28, 2007, we submitted our business plan to our various constituents in the bankruptcy, including representatives of our lender syndicates and official committees of creditors and equity security holders. In addition, we believed additional concessions from our unionized employees were required, and in June of 2007, we initiated talks with representatives of the two labor organizations, the Bakery Confectionery, Tobacco Workers & Grain Millers International Union (BCTGM) and International Brotherhood of Teamsters (IBT), that represent approximately 91% of our unionized employees. We sought to achieve further concessions, including greater flexibility in the method and manner by which we distribute our products to our customers and cost reductions related to health and welfare programs.
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
On September 12, 2008, we entered into an equity commitment letter (the Equity Commitment Letter) with IBC Investors I, LLC (the Investor), an affiliate of Ripplewood Holdings L.L.C., and related agreements, including (i) a revolving loan commitment letter (the ABL Facility Commitment Letter) with General Electric Capital Corporation (GECC) and (ii) a term loan commitment letter (the Term Loan Facility Commitment Letter and, together with the ABL Facility Commitment Letter, the Exit Facility Commitment Letters) with Silver Point Finance, LLC (Silver Point) and Monarch Master Funding Ltd (Monarch and, together with Silver Point, the Term Loan Facility Commitment Parties), for an investment to be made in the reorganized company in connection with the confirmation and consummation of a Chapter 11 plan of reorganization (the Plan) consistent with the proposed terms set forth in a summary term sheet attached to the Equity Commitment Letter (the Plan Term Sheet).
In exchange for the commitments and agreements under the Equity Commitment Letter, we agreed to pay $6.5 million in commitment fees. Fifty percent of the commitment fees are payable upon entry of an order by the Bankruptcy Court approving the Investment Agreement (discussed below). The remaining fifty percent of the commitment fees are payable upon the earlier to occur of (i) the effective date of the Plan and (ii) certain alternative transaction events. We also agreed to reimburse all reasonable out-of-pocket costs and expenses incurred in connection with the transaction; provided, however, that such costs and expenses will not exceed $6 million in certain limited circumstances.
Pursuant to Annex I to the Equity Commitment Letter, affiliates of Silver Point Capital, L.P., McDonnell Loan Opportunity Ltd. and Monarch Alternative Capital L.P., which collectively hold approximately 53.8% of the principal amount of funded obligations outstanding under the $900.0 million Senior Secured Credit Facility agreement we entered into in 2002, committed to support a plan of reorganization consistent with the terms set forth on the Plan Term Sheet.
Pursuant to the ABL Facility Commitment Letter, in connection with the consummation of the Plan, GECC committed, on customary terms and conditions, to provide a $125 million working capital senior secured revolving credit facility. The ABL Facility Commitment Letter is subject to customary conditions for this type of financing, including (i) requirements that the Plan shall have been confirmed and become effective, (ii) the commitments under the Equity Commitment Letter and the Term Loan Facility Commitment Letter shall have been funded, (iii) that we obtain agreement to and ratification of certain changes to our collective bargaining agreements with major unions, (iv) borrowing availability under the revolving loan contemplated by the ABL Facility Commitment Letter and (v) the absence of a materially adverse change in our business, operations, property, condition or prospects. The commitment contemplated by the ABL Facility Commitment Letter expires on February 9, 2009. We agreed to reimburse all reasonable out-of-pocket costs and expenses incurred in connection with the transaction.
Pursuant to the Term Loan Facility Commitment Letter, in connection with the consummation of the Plan, the Term Loan Facility Commitment Parties committed, on the terms and conditions specified therein, to provide a $339 million first lien term loan credit facility. The Term Loan Facility Commitment Letter is subject to specified conditions, including the following: (i) not later than October 20, 2008, the entry of an order by the Bankruptcy Court approving the Investment Agreement, (ii) not later than November 21, 2008, the entry of an order by the Bankruptcy Court approving the disclosure statement related to the Plan, (iii) not later than January 15, 2009, the entry of an order by the Bankruptcy Court confirming the Plan, (iv) the availability of the financing contemplated by the Equity Commitment Letter and the ABL Commitment Letter, (v) the absence of a material adverse change in our business, operations, property, condition or prospects and (vi) the closing of the financing no later than February 9, 2009. The dates set forth in clauses (i), (ii) and (iii) above are each subject to an automatic five day extension if the Company has used reasonable, good faith efforts to satisfy the applicable condition prior to such date.
In exchange for the agreements and commitments under the Term Loan Facility Commitment Letter, we agreed to pay certain fees, including a backstop fee in an amount equal to $16.8 million (the Backstop Fee). The Backstop Fee is required to be paid in cash upon the earlier to occur of (i) the effective date of the Plan and (ii) subject to certain conditions, the consummation by us or any of our subsidiaries on or prior to February 6, 2010 of a transaction or series of transactions on terms that are more favorable from a financial point of view to our constituents than would be obtained through the consummation of the contemplated transaction. The Term Loan Facility Commitment Parties are also entitled to receive an incremental facility fee of $150,000, which will be added to the outstanding principal amount of the term loans under the Term Loan Facility on the effective date of the Plan. In addition, we agreed to reimbursement of all reasonable out-of-pocket costs and expenses incurred by the Term Loan Facility Commitment Parties in connection with the transaction, and reasonable out-of-pocket costs and expenses not to exceed $100,000 incurred by McDonnell Investment Management and its affiliates in connection with the transaction.
As contemplated by the Equity Commitment Letter, on September 26, 2008, we entered into an investment agreement (the Investment Agreement) with Investor pursuant to which Investor agreed to provide $130 million of new capital to the reorganized company. The Investment Agreement and the transactions contemplated thereby are subject to specified conditions, including the following: (i) not later than October 20, 2008, the entry of an order by the Bankruptcy Court approving the Investment Agreement, (ii) not later than November 21, 2008, the entry of an order by the Bankruptcy Court approving the disclosure statement related to the Plan, (iii) not later than January 15, 2009, the entry of an order by the Bankruptcy Court confirming the Plan, (iv) the availability of the financing contemplated by the Exit Facility Commitment Letters, (v) that we obtain agreement to and ratification of changes to our collective bargaining agreements with major unions, (vi) the absence of a material adverse change in our business, operations, property, condition or prospects and (vii) our compliance with certain minimum liquidity requirements and maximum claim limitations with respect to certain types of claims. The dates set forth in clauses (i), (ii) and (iii) above are each subject to an automatic five day extension if the Company has used reasonable, good faith efforts to satisfy the applicable condition prior to such date.
Simultaneously with the execution of the Investment Agreement, we and Ripplewood Partners II, L.P., an affiliate of Investor (Ripplewood Partners) executed an equity contribution agreement (the Equity Contribution Agreement). Subject to the terms and conditions of the Equity Contribution Agreement, Ripplewood Partners will make a capital contribution of no more than $130 million to Investor in cash to the extent of the payment obligations due from Investor under the Investment Agreement, including any obligation to pay damages for a breach.
If all of the conditions to each of the foregoing are not satisfied, there can be no assurances that they will be waived or that alternate financing will be available on acceptable terms or at all.
On October 3, 2008, the Bankruptcy Court entered an order approving the (i) Equity Commitment Letter and related financing documents and (ii) Exit Facility Commitment Letters and related financing documents. On October 4, 2008, we filed our Plan and related disclosure statement with the Bankruptcy Court. As contemplated by the Investment Agreement and the Exit Facility Commitment Letters, in connection with the Plan, we would, among other things, enter into a new senior secured revolving credit facility and a term loan credit facility and issue new third lien notes, new senior secured convertible debt, shares of new common stock in the reorganized company and warrants to purchase new common stock.
Pursuant to the proposed Plan, each administrative claim and priority tax claim will be paid in full except to the extent the holder of any such claim agrees to a different treatment. Secured tax claims, secured claims other than those of the senior secured lenders, other priority claims and workers’ compensation claims will be unimpaired. Intercompany claims will be (i) released, waived and discharged as of the effective date of the Plan, (ii) contributed to the capital of the obligor corporation, (iii) dividended or (iv) remain unimpaired. Claims of the senior secured lenders will be impaired and receive the treatment set forth in the Equity Commitment Letter. All existing equity interests of the Company, with the exception of equity interests in the subsidiary debtors (other than the preferred stock of one of our subsidiaries), will be impaired with no distribution to be made to holders thereof and all such existing equity interests shall be deemed cancelled as of the effective date of the Plan. The foregoing is subject to the Bankruptcy Court’s authorization and approval of the Plan, and it is possible that certain of these terms will be modified as the Company pursues confirmation of the Plan.
The Plan filed on October 4, 2008 reflects no recovery for general unsecured creditors. However, on October 3, 2008, we and our pre-petition secured creditors reached a compromise with the official committee of unsecured creditors appointed in our Chapter 11 cases. As a result of the compromise, the official committee of unsecured creditors withdrew its previously filed objection to our efforts to obtain Bankruptcy Court approval of the Plan funding commitments and agreed to support our Plan as it will be subsequently amended to reflect the compromise.
The compromise reached with the official committee of unsecured creditors, which is subject to definitive documentation, provides for, among other things, the establishment of a creditors’ trust upon our emergence from Chapter 11 for the benefit of the general unsecured creditors. The creditors’ trust will be funded through a cash payment of $5.0 million. Costs of administering the trust will be paid from the trust assets. The creditors’ trust will also receive rights to pursue certain litigation claims at the expense of the creditors’ trust. Finally, the creditors’ trust will potentially receive a cash payment upon a future liquidity event with such payment based on the increase, if any, in value of a 3% equity ownership stake in the reorganized company in excess of 150% of the investment equity value paid by Investor. There can be no assurance that the litigation claims or the potential cash payment described above will result in any distributable value for general unsecured creditors.
There can be no assurance that the Plan will be confirmed. In the event the Plan is not confirmed by the Bankruptcy Court, we will continue our efforts to maximize the value of the bankruptcy estates, which may include, but not be limited to, the sale of the Company or some or all of our assets, infusion of capital and debt restructuring or any combination of these options. There can be no assurance as to whether we will be able to successfully implement any such strategy on terms and conditions acceptable to us or to our various constituents in the bankruptcy, and absent the ability to pursue such a strategy, it is possible that the Company will begin an orderly wind-down of its operations. There can be no assurance as to the ultimate recovery of value available to such constituents.
Our financial statements are prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Chapter 11 filing process and our recurring losses from operations, negative working capital, and downward sales trends, along with our potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to obtain approval of the Plan and related documents from the Bankruptcy Court on a timely basis, our ability to obtain ratification from our unionized workforce of the modifications to their collective bargaining agreements contemplated by the Plan, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of, and increase in the amount available under, our DIP Facility, if needed, or refinance our DIP Facility at its maturity, our ability to implement our business plan, our ability to implement the Plan, if confirmed by the Bankruptcy Court, and the transactions contemplated thereby and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. Further, the value of debt and equity interests may be significantly or completely impaired in the event of a liquidation or conversion to a Chapter 7 proceeding.
The consolidated financial statements reflect adjustments in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), which was adopted for financial reporting in periods ending after September 22, 2004, assuming that we will continue as a going concern. In the Chapter 11 proceedings, substantially all liabilities except payroll and benefit related charges as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings are segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7. The ultimate amount of and settlement terms for our pre-bankruptcy liabilities are dependent on the outcome of the Chapter 11 proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings, and certain gains and losses resulting from a reorganization of our business are reported separately as reorganization items. In addition, interest expense is reported only to the extent that it will be paid during the Chapter 11 proceedings or that it is probable that it will be an allowed claim under the bankruptcy proceedings.
2. Description of Business and Significant Accounting Policies
Description of Business
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended August 23, 2008 may not necessarily be indicative of the results for the full year ending May 30, 2009.
The consolidated balance sheet presented at May 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2008.

Unless the context indicates otherwise, “IBC,” “us,” “we,” and “our” refers to Interstate Bakeries Corporation and its subsidiaries, taken as a whole.
Significant Accounting Policies
For further information, refer to Significant Accounting Policies in our Annual Report on Form 10-K for the year ended May 31, 2008.
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of recorded balances totaling approximately $8.9 million and $11.5 million at August 23, 2008 and May 31, 2008, respectively. Restricted cash represents cash held as collateral pursuant to our debtor-in-possession financing agreement and is not considered a cash equivalent in the consolidated statement of cash flows. See Note 8. Debt to these condensed consolidated financial statements for related disclosures.
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
Newly Adopted Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and was effective for us at the beginning of fiscal 2009. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We did not elect the fair value treatment for any financial asset or liability under SFAS 159 at the beginning of fiscal 2009.
Recently Issued Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective November 15, 2008. We believe the adoption of SFAS 162 will have no impact on our consolidated results of operations, cash flows, and financial position.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities– an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about derivative and hedging activities. The FASB issued FSP No. 133-1 and FIN 45-4, which further clarified the effective date of SFAS 161 to be the first reporting period (annual or quarterly interim) beginning after November 15, 2008, and is effective for us at the beginning of the third quarter of fiscal 2009. Early application is encouraged. The adoption of SFAS 161 may have an impact on our disclosures for derivatives instruments and such disclosures are under review.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, FSP No. FAS 157-2 deferred the Statement’s effective date for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and will be effective for us in the first quarter of fiscal 2010. We are currently in the process of evaluating the effects of the adoption of SFAS 157 on our consolidated results of operations, cash flows, and financial position.
3. Inventories
The components of inventories are as follows:

	August 23,	May 31,
	2008	2008
	(dollars in thousands)
Ingredients and packaging	$38,016	$38,986
Finished goods	24,644	22,851

	$62,660	$61,837

4. Property and Equipment
Property and equipment consists of the following:

	August 23,	May 31,
	2008	2008
	(dollars in thousands)
Land and buildings (lives ranging from 10 to 35 years)	$359,287	$359,133
Machinery and equipment (lives ranging from 4 to 15 years)	816,396	820,484

	1,175,683	1,179,617
Less accumulated depreciation	(720,697)	(715,162)

	$454,986	$464,455

On August 28, 2007, we announced our intention to exit the bread market in Southern California. This entailed the closure of four bakeries and the consolidation of routes and distribution centers. This action was contingent upon amendment of our DIP Facility and approval by the Bankruptcy Court, which we received on October 1, 2007 and October 3, 2007, respectively. At August 25, 2007, based upon our intention to pursue this plan of action and our expectation of the disposal of the related assets, we tested the related long-lived assets for recoverability and recorded an impairment loss to the carrying value of these assets of approximately $10.2 million.
Included in depreciation and amortization expense is approximately $10.5 million and $11.8 million for the twelve week periods ended August 23, 2008 and August 25, 2007, respectively, that relates to property and equipment used in our production process.
5. Assets Held for Sale
We have classified certain long-lived assets as held for sale in the consolidated balance sheets in accordance with the guidance provided by SFAS 144. Assets classified as held for sale reflect our ongoing effort to address revenue declines, cost structure and productive capacity in our physical facilities. Total assets held for sale at May 31, 2008 were approximately $17.6 million. During the first quarter of fiscal 2009, we sold approximately $2.5 million of these assets with no additional properties being classified as held for sale. At August 23, 2008, total assets held for sale were approximately $15.1 million, all of which are expected to be sold within 12 months of classification as held for sale.
Net gains realized on the sale of our assets held for sale amounted to approximately $5.0 million and $79,000 for the first quarters of fiscal 2009 and 2008, respectively. The majority of the gains realized on our asset sales relates to our restructuring activities and are classified as long-lived asset credits to our restructuring charges. See Note 13. Restructuring Charges (Credits) to these consolidated financial statements for related disclosures.
6. Lease Obligations
In the normal course of business, we enter into leases for office, transportation and delivery equipment, as well as real estate leases both for our retail outlets and for depots and warehouses in our distribution system. Many of the operating leases contain renewal options for varying periods. Certain leases provide us with an option to acquire the related equipment at fair market value during or at the end of the lease term.
We have various operating leases in place for equipment for which we have guaranteed a buyout price or residual value at the end of the lease term. Substantially all such leases expire before the end of the third quarter of fiscal 2009. At August 23, 2008, the maximum potential liability for all guaranteed lease residual values was approximately $3.2 million and we had no unamortized balance remaining for the fair value originally recorded for these guaranteed lease residual values.
7. Intangible Assets
Intangible assets consist of the following:

	August 23,	May 31,
	2008	2008
	(dollars in thousands)
Intangible assets with indefinite lives (generally trademarks and trade names)	$157,471	$157,471

Intangible assets with finite lives
Gross carrying amount	$3,491	$3,491
Less: Accumulated amortization	(2,691)	(2,677)

Net carrying amount	$800	$814

Intangible amortization expense for the first quarter of fiscal 2009 was $14,000. In the first quarter of fiscal 2008, intangible amortization expense was $0.2 million, which was primarily recorded as a reduction of net revenues.

8. Debt
Long-term debt consists of the following:

	August 23,	May 31,
	2008	2008
	(dollars in thousands)
Secured
Post-petition credit debt	$88,864	$63,358
Pre-petition credit debt	451,412	450,248
Unsecured
6% senior subordinated convertible notes – pre-petition	99,999	99,999
Capital lease converted to pre-petition debt	6,125	6,125
Capital leases
Real estate	2,575	2,759

	$648,975	$622,489

Balance Sheet classification:
Pre-petition debt	$2,575	$2,759
Post-petition debt	88,864	63,358
Liabilities subject to compromise	557,536	556,372

	$648,975	$622,489

Post-Petition Debt
On September 23, 2004, we entered into the DIP Facility to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility has been amended numerous times, most recently on September 12, 2008. At August 23, 2008, the DIP Facility provided for an aggregate principal amount of approximately $238.0 million (the “Commitment”). The September 12, 2008 amendment to the DIP Facility increased our Commitment to $313.0 million and provided for additional funding of $16.0 million on January 10, 2009, subject to (a) delivery of a statement certified by a financial officer of the Company and each of our subsidiaries that as of January 10, 2009 certain conditions in the DIP Facility have been satisfied; (b) the Administrative Agent determining that the Company and our subsidiaries are diligently pursuing confirmation of the Plan; and (c) payment of a fee in the amount of $0.8 million to the Administrative Agent, for the ratable benefit of the Tranche B lenders. The maturity date of the Commitment as of August 23, 2008 was September 30, 2008, which was subsequently extended by the September 12, 2008 amendment to February 9, 2009. At August 23, 2008, the Commitment included (1) a Tranche A loan commitment in the amount of approximately $78.0 million and (2) a Tranche B loan commitment in the amount of approximately $160.0 million. Pursuant to amendment, Tranche A and Tranche B commitments were set at $78.0 million and $235.0 million, respectively. This Commitment is to be permanently reduced by an amount equal to the net proceeds from any asset sales as defined under the DIP Facility that are required to be remitted to the lenders for repayment of outstanding borrowings. Any reduction in the Commitment resulting from the remittance of proceeds from asset sales to the lenders will first be applied to Tranche A funded debt, then to cash collateralized letters of credit allocable to Tranche A, and when Tranche A utilization has been reduced to zero, then to Tranche B. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount up to $180.0 million of which $136.6 million was utilized at August 23, 2008. At August 23, 2008, the borrowings and letters of credit were partially collateralized by approximately $21.1 million of restricted cash, as required by the DIP Facility. We pay fees under the DIP Facility on the balance of all letters of credit outstanding under Tranche A and Tranche B of 3.0% and 4.5%, respectively, plus 0.25% per annum to the issuer of such letters of credit. Fees and expenses of approximately $7.2 million were incurred on the effective date of the September 12, 2008 amendment.
The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. At August 23, 2008, we had outstanding borrowings of approximately $24.1 million and $64.8 million under Tranche A and Tranche B, respectively. Interest on borrowings is incurred at either the Alternate Base Rate (ABR) (as defined in the amended DIP Facility, which sets the ABR at a minimum of 4.25%) plus 2.0% and 3.5% for Tranche A and Tranche B, respectively, or at our option, the adjusted London Interbank Offered Rate (Adjusted LIBOR) (as defined in the amended DIP Facility, which sets the Adjusted LIBOR at a minimum of 3.25%) plus 3.0% and 4.5% for Tranche A and Tranche B, respectively. The aggregate interest rates on the outstanding borrowings at August 23, 2008 were 5.7% and 7.5% for Tranche A and Tranche B, respectively. We also pay a commitment fee of 0.50% per annum on the unused portion of the DIP Facility. Interest is payable monthly in arrears. Under the amendment dated as of September 12, 2008, the amount available for borrowings increased to $80.5 million.
The DIP Facility subjects us to certain obligations, including, but not limited to, the delivery of financial statements, cash flow forecasts and operating budgets at specified intervals and cumulative minimum earnings performance measure. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (1) the conversion of any of the bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (2) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (3) a change of control (as defined in the DIP Facility); (4) an order of the Bankruptcy Court permitting holders of security interests to foreclose on the debt on any of our assets which have an aggregate value in excess of $0.3 million; and (5) the entry of any judgment in excess of $0.3 million against us, the enforcement of which remains unstayed. At August 23, 2008, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
Pre-Petition Debt
During fiscal year 2002, we entered into a $900.0 million Senior Secured Credit Facility agreement with a syndicate of banks and institutional lenders which includes (1) a five-year $375.0 million Tranche A term loan, repayable in quarterly installments; (2) a six-year $125.0 million Tranche B term loan, repayable in quarterly installments; (3) a six-year $100.0 million Tranche C term loan, repayable in quarterly installments; and (4) a five-year $300.0 million revolving loan, or the revolver, which allowed for up to $215.0 million for letters of credit. At August 23, 2008, we had outstanding borrowings of $173.4 million, $111.0 million, $89.7 million and $77.3 million under the Tranche A, Tranche B, Tranche C and the revolver, respectively. During the quarter ended August 23, 2008, the outstanding debt under the revolver was increased by $1.2 million resulting from draws against certain letters of credit. At August 23, 2008, outstanding letters of credit aggregated $83.9 million and there was no availability for additional borrowing or issuance of letters of credit under the revolver. The Senior Secured Credit Facility is secured by all accounts receivable and a majority of owned real property, intellectual property and equipment, which lien is subordinated to the superpriority lien of the DIP Facility. Interest on borrowings is at either the ABR (as defined in the Senior Secured Credit Facility) plus 3.0%, 3.25%, 3.0%, and 2.5% for Tranche A, Tranche B, Tranche C, and the revolver, respectively, or at our option LIBOR plus 4.0%, 4.25%, 4.0%, and 3.5% for Tranche A, Tranche B, Tranche C, and the revolver, respectively. Interest rates on the outstanding borrowings at August 23, 2008 were 6.5%, 6.7%, 6.5% and 6.1% for Tranche A, Tranche B, Tranche C, and the revolver, respectively. We also pay a facility fee of 0.50% per annum on the revolving credit facility commitment (currently in the amount of $161.2 million) and fees ranging from 3.625% to 4.0% on the balance of all letters of credit outstanding under the revolver.
The Senior Secured Credit Facility agreement contains covenants that, among other things, (1) limit our ability to incur indebtedness, merge, consolidate and acquire, dispose of or incur liens on assets; and (2) limit aggregate payments of cash dividends on common stock and common stock repurchases.
Claims of the senior secured lenders would be impaired under the terms of the Plan. Due to the uncertainty of the impairment of these claims, amounts due under the Senior Secured Credit Facility are included in liabilities subject to compromise. We continue to accrue and pay contractual interest and fees under this facility in accordance with the existing Bankruptcy Court order. See Note 1. Voluntary Chapter 11 Filing to these condensed consolidated financial statements for related disclosures.
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
Derivative commodity instruments accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), are subject to mark-to-market accounting, under which changes in the market value of outstanding commodities are recognized as unrealized gains or losses in the consolidated statements of operations or accumulated other comprehensive income (AOCI) in the period of change. We record the fair market value of our derivatives based on widely available market quotes, as well as information supplied by independent third parties.
During the twelve weeks ended August 23, 2008 and August 25, 2007, we did not elect to apply hedge accounting for any of our derivative commodity purchases and all such derivatives were marked-to-market through cost of products sold or selling, delivery and administrative expenses, as appropriate. At August 23, 2008, the fair value of our commodity derivatives was a loss of approximately $0.1 million based upon widely available market quotes. There was no derivative activity in AOCI for the first quarter of fiscal 2009.
We are exposed to credit losses in the event of nonperformance by counterparties on commodity derivatives.
10. Liabilities Subject to Compromise
Under bankruptcy law, actions by creditors to collect amounts we owe prior to the petition date are stayed and certain other pre-petition contractual obligations may not be enforced against us. All pre-petition amounts have been classified as liabilities subject to compromise in the fiscal 2009 and 2008 consolidated balance sheets, except for those other liabilities that we expect will not be impaired pursuant to a confirmed plan of reorganization.
On December 14, 2004, the Court entered an Order that established March 21, 2005 as the last date for all persons and entities holding or wishing to assert bankruptcy claims against the Company or one of its subsidiaries to file a proof of claim form. As of September 22, 2008, we have received approximately 9,350 claims, some of which have been filed after the deadline established by the court. We continue to evaluate all claims asserted in the bankruptcy proceedings and file periodic motions with the court to reject, modify, liquidate or allow such claims. In addition, we may receive additional claims resulting from, among other things, the future rejection of executory contracts since the deadline to file a claim resulting from a contract rejection is a function of when such contracts are formally rejected. Amounts that we have recorded may, in certain instances, be different than amounts asserted by our creditors and remain subject to reconciliation and adjustment.

We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain tax and other claims. We also have suspended the accrual of interest on the unsecured 6% senior subordinated convertible notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. The cumulative contractual unrecorded interest at August 23, 2008 on these obligations was approximately $23.5 million. The unrecorded interest expense for both the first quarter of fiscal 2009 and 2008 on these obligations was approximately $1.4 million. Note 8. Debt to these consolidated financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.
The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheet:

	August 23,	May 31,
	2008	2008
	(dollars in thousands)
Accounts payable	$130,818	$130,828
Taxes payable	4,637	4,637
Retirement obligations (SERP and deferred compensation)	20,200	20,200
Legal reserve	14,424	14,424
Interest bearing debt and capital leases	557,536	556,372
Other	25,028	25,031

	$752,643	$751,492

Claims of the senior secured lenders would be impaired under the terms of the Plan. Due to the uncertainty of the impairment of these claims, amounts due under the Senior Secured Credit Facility are included in liabilities subject to compromise. See Note 1. Voluntary Chapter 11 Filing to these consolidated financial statements for related disclosures.
11. Employee Benefit Plans
American Bakers Association Retirement Plan
We participate in the American Bakers Association Retirement Plan, or ABA Plan, and believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans, despite our position on the proper characterization of the ABA Plan, due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). As of August 23, 2008, our net pension benefit obligation liability was approximately $70.3 million representing our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
The ABA Plan’s net benefit obligation liability is recorded in other liabilities except for the current portion of $35.5 million for both August 23, 2008 and May 31, 2008, which is recorded in accrued expenses. The current portion at those respective dates represents unpaid requested amounts.
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
The components of the pension expense for the ABA Plan as an aggregate of single employer plans are as follows:

	Twelve Weeks Ended
	August 23,	August 25,
	2008	2007
	(dollars in thousands)
Service cost	$200	$234
Interest cost	852	825
Expected return on negative plan assets	252	168

Net pension expense	$1,304	$1,227

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
We suspended the SERP as of November 11, 2004. Approximately $12.1 million representing the portion of the SERP liability, at both August 23, 2008 and May 31, 2008, attributable to retired participants has been classified to liabilities subject to compromise.
The components of net periodic benefit cost (credit) for these plans are as follows:

	Twelve Weeks Ended
	Pension		Postretirement		SERP
	August 23,	August 25,	August 23,	August 25,	August 23,	August 25,
	2008	2007	2008	2007	2008	2007
	(dollars in thousands)
Service cost	$197	$195	$200	$263	$—	$—
Interest cost	988	932	605	746	341	319
Expected return on plan assets	(1,212)	(1,290)	—	—	—	—
Amortization of prior service cost (credit)	76	63	(1,599)	(1,705)	—	—
Recognized net actuarial (gain) loss	—	—	—	191	(116)	(17)

Net periodic benefit cost (credit)	$49	$(100)	$(794)	$(505)	$225	$302

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
1996 Stock Incentive Plan
The 1996 Stock Incentive Plan (the Plan) allows us to grant to employees and directors various stock awards including stock options, which are granted at prices not less than the fair market value at the date of grant, and restricted and deferred shares. A maximum of approximately 18.7 million shares was approved by our stockholders to be issued under the Plan. On August 23, 2008, shares totaling approximately 10.1 million were authorized but not awarded under the Plan. The stock options may be granted for a period not to exceed ten years and generally vest from one to three years from the date of grant. Our current practice is to settle awards out of treasury stock.

An analysis of our stock option activity is as follows:

		Weighted	Weighted
		Average	Average
		Exercise Price	Remaining
	Shares	Per Share	Contractual Term
	(in thousands)
Outstanding, as of May 31, 2008	2,560	$14.61	3.4
Granted	—	—
Surrendered	(109)	20.08
Exercised	—	—

Outstanding, as of August 23, 2008	2,451	14.36	3.3

Exercisable at August 23, 2008	2,451	14.36	3.3

There were no stock options granted or exercised in the first quarter of both fiscal 2009 and 2008. The exercisable stock options have no aggregate intrinsic value at August 23, 2008.
On January 23, 2004, we exchanged outstanding options to purchase shares of our common stock with exercise prices of $25.00 or greater held by certain eligible employees for shares of restricted stock. The offer resulted in the exchange of options representing the right to purchase an aggregate of approximately 3.5 million shares of our common stock for approximately 0.5 million shares of restricted stock. The restricted stock, which vests ratably over a four-year term, was granted, and the eligible options were granted, under the Plan. We used approximately 0.5 million shares of treasury stock for the award and recorded approximately $7.4 million of unearned compensation as a reduction to stockholders’ equity. The unearned compensation expense was charged over the vesting period. During the third quarter of fiscal 2008, the final vesting occurred and a majority of the restricted stock was forfeited. Accordingly, the unearned compensation expense was zero and approximately $0.2 million at August 23, 2008 and August 25, 2007, respectively.
On August 23, 2008, approximately 12.7 million total shares of common stock were reserved for issuance under various employee benefit plans.
13. Restructuring Charges (Credits)

The components of restructuring (credits) charges are as follows:

	Twelve Weeks Ended
	August 23,	August 25,
	2008	2007
	(dollars in thousands)
Severance (credits) charges	$(20)	$(56)
Long-lived asset (credits) charges	(4,775)	(97)
Other exit costs	394	105

Total	$(4,401)	$(48)

Fiscal 2009 Activity
There were no new restructuring plans approved in the first quarter of fiscal 2009. However, in the second quarter of fiscal 2008 we initiated two restructuring plans. The first was the exit of the bread market in Southern California which entailed the closing of four bakeries and the consolidation of routes and distribution centers. We also initiated a sales reorganization to improve the structure and efficiency of the sales and route delivery of our baked goods. The restructuring (credits) charges in the first quarter of fiscal 2009 relate to these two plans of reorganization.

We recognized credits for the expiration of severance obligations of approximately $8,000 for Southern California plan and $12,000 for our sales reorganization plan during the first quarter of fiscal 2008.
Also in the first quarter of fiscal 2009, we realized gains totaling approximately $4.8 million on sales of certain of our Southern California properties that were formerly classified as held for sale.
We continue to incur ongoing expenses related to our Southern California property that remains classified as held for sale. During the first quarter of fiscal 2009, we incurred approximately $0.4 million principally related to security, utilities, taxes and cleanup costs.
The fiscal 2009 year-to-date analysis of our restructuring cost activities are as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
		(dollars in thousands)
FY 2008 Southern California

Balance May 31, 2008	$299	$—	$—	$299

Expensed in Fiscal 2009	(8)	(4,775)	422	(4,361)
Cash Paid in Fiscal 2009	(55)	—	(422)	(477)
Noncash Utilization in 2009	—	4,775	—	4,775

Balance August 23, 2008	236	—	—	236

FY 2008 Sales Reorganization

Balance May 31, 2008	40	—	120	160

Expensed in Fiscal 2009	(12)	—	(28)	(40)
Cash Paid in Fiscal 2009	(28)	—	(8)	(36)
Noncash Utilization in 2009	—	—	—	—

Balance August 23, 2008	—	—	84	84

Consolidated

Balance May 31, 2008	339	—	120	459

Expensed in Fiscal 2009	(20)	(4,775)	394	(4,401)
Cash Paid in Fiscal 2009	(83)	—	(430)	(513)
Noncash Utilization in 2009	—	4,775	—	4,775

Balance August 23, 2008	$236	$—	$84	$320

Fiscal 2008 Activity
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
Cumulative restructuring (credits) charges by plan (in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Fiscal 2008 Southern California	$5,339	$(7,794)	$1,916	$(539)

FY 2008 Sales Reorganization	1,086	—	324	1,410
We expect to incur future other restructuring charges for the fiscal 2008 Southern California plan totaling approximately $1.4 million. This amount excludes gains expected to be realized on subsequent sales of property and equipment.
14. Reorganization Charges
The components of reorganization charges are as follows:

	Twelve Weeks Ended		Twelve Weeks Ended
	August 23, 2008		August 25, 2007
	Reorganization	Cash	Reorganization	Cash
	Charges	Payments	Charges	Payments
		(dollars in thousands)
Professional fees	$6,402	$5,679	$7,550	$5,873
Employee retention expenses (credits)	(153)	37	(151)	73
Lease rejection charges	3	—	143	—
Interest income	(23)	3	(344)	(267)
Gain on sale of assets	(203)	(203)	—	—

Reorganization charges, net	$6,026	$5,516	$7,198	$5,679

15. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Twelve Weeks Ended
	August 23,	August 25,
	2008	2007
Statutory federal tax rate	35.0%	35.0%
State income tax, net	2.6	2.6
Valuation allowance increase	(31.2)	(21.8)
Adjustments to prior year tax accruals	(.3)	—
Other	(4.9)	(2.6)

	1.2%	13.2%

The income tax benefit we have recognized for the first quarter of 2009 relates principally to expected refunds of tax we previously paid, available to us pursuant to a federal statutory provision that permits certain net operating losses to be carried back ten years, offset in part by state income taxes. Only a portion of the net operating loss we incur is eligible for this treatment. Our effective tax rate for fiscal 2009 is based, in large part, upon our estimate of the amount of our fiscal 2009 loss which we expect to be eligible for the ten-year carryback. Our tax provision for fiscal 2008 also reflects the impact of the ten-year carryback.
We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances were recorded in the first quarter of fiscal 2009 and fiscal 2008 against deferred tax assets originating in those periods.
Our total liability for unrecognized tax benefits, including interest and penalties, is $8.8 million and $8.9 million as of August 23, 2008 and May 31, 2008, respectively. The portion of these balances which will favorably impact the effective tax rate, if recognized, is $8.8 million and $8.9 million, respectively.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of August 23, 2008 and May 31, 2008, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheet was $0.3 million.
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
On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 (the Convertible Notes) in a private placement to six institutional accredited investors under an exemption from registration pursuant to Rule 506 of Regulation D promulgated by the SEC. The convertible notes were purchased by Highbridge International LLC, Isotope Limited, AG Domestic Convertibles LP, AG Offshore Convertibles LTD, Shepherd Investments International, Ltd., and Stark Trading. Between the dates of September 2 and September 21, 2004, we received written correspondence from all of the initial purchasers of the convertible notes stating that it was their position that we had made certain misrepresentations in connection with the sale of the notes. On December 6, 2004, U.S. Bank National Association, as indenture trustee, filed proofs of claim in our bankruptcy case on behalf of the note holders in the amount of $100.7 million, plus any other amounts owing pursuant to the terms of the indenture and reimbursement of the trustee’s fees and expenses. In addition, on March 18, 2005, R2 Investments, LDC (R2 Investments) filed a proof of claim in the amount of

$70.4 million plus interest, fees and expenses based on its holdings of 70% of the notes, which were acquired through secondary trading. On September 5, 2008, R2 Investments filed an action in the Circuit Court of Jackson County, Missouri, Case No. 0816-27077, against certain of our former and current directors and a former officer stating a cause of action based upon alleged negligent misrepresentations made by the named defendants in connection with the issuance of the Convertible Notes. The action seeks recovery of the total amount of the Convertible Notes held by the plaintiff plus accrued interest. Subject to certain limitations, we are obligated to indemnify our current and former directors and officers under the terms of our restated certificate of incorporation, our restated bylaws and Delaware law. We expect that these indemnification obligations will be covered by our insurers under applicable directors’ and officers’ liability policies.
We are named in two wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of Route Sales Representatives. The case involving the putative class is captioned Ruzicka, et al. v. Interstate Brands Corp., et al. The other case is captioned McCourt, et al. v. Interstate Brands Corp. These cases are consolidated under case No. 1-03-CV-00220 (FLW) (D.N.J.). As a result of our Chapter 11 filing, these cases were automatically stayed. However, the automatic stay was lifted, and as a result of a mediation in late July 2008, the parties have reached agreement in principle to settle these cases through an allowed, pre-petition general unsecured claim in the amount of $2.0 million, which is subject to Bankruptcy Court and New Jersey Federal Court approval. This amount is reflected in liabilities subject to compromise in the August 23, 2008 financial statements.
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
We participate in the ABA Plan and believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have reflected our interest in the ABA Plan as an aggregate of single employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the PBGC (as discussed below). As of August 23, 2008, our net pension benefit obligation liability was approximately $70.3million with respect to our respective interest in the ABA Plan, reflecting its characterization as an aggregate of single employer plans.
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
On February 16, 2007, the Bankruptcy Court approved the employment agreement of Craig D. Jung as our Chief Executive Officer and member of our Board of Directors. Under the terms of the employment agreement, Mr. Jung will receive pre-emergence cash awards upon the achievement of certain levels of Total Enterprise Value (as defined in the employment agreement). Mr. Jung’s employment agreement also provides for a post-emergence equity award, together with certain other payments and benefits. In the event that Mr. Jung’s employment agreement is assumed as a part of the bankruptcy process and the Company emerges from bankruptcy protection pursuant to the Plan (or another plan of reorganization), the post-emergence equity award and other benefits to which Mr. Jung is entitled under his employment agreement will be obligations of the reorganized entity.
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
The following is the basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Twelve Weeks Ended
	August 23,	August 25,
	2008	2007
	(in thousands)
Weighted average common shares outstanding:
Basic and diluted	45,212	45,185

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock and deferred shares awarded, and our 6% senior subordinated convertible notes, which aggregated to approximately 12.4 million and 13.2 million for the first quarter of fiscal 2009 and 2008, respectively, because their effect would have been antidilutive. Due to our reported net losses for all periods, diluted loss per share amounts are not adjusted for the effect of dilutive stock awards.
Under an August 12, 2004 amendment to our Senior Secured Credit Facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
18. Comprehensive Loss
Reconciliations of net loss to comprehensive loss are as follows:

	Twelve Weeks Ended
	August 23,	August 25,
	2008	2007
	(dollars in thousands)
Net loss	$(36,866)	$(15,993)

Other comprehensive loss:
Amortization of pension and other postretirement net credits	(1,638)	(1,468)

Comprehensive loss	$(38,504)	$(17,461)

19. Segment Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires us to report information about our operating segments according to management’s approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance.

We have aggregated our identified operating segments into three distinct reportable segments determined by type of customer and distribution method.
Route revenues — Our route revenues accounted for approximately 86.5% and 86.9% of our net revenues for the twelve weeks ended August 23, 2008 and August 25, 2007, respectively, and consists of an aggregation of our operations that manufacture, distribute, and sell fresh baked goods utilizing our direct store delivery system.
Outlet revenues — Our outlet revenues generated approximately 11.0% and 10.7% of our net revenues for the twelve weeks ended August 23, 2008 and August 25, 2007, respectively, and consists of four regions that sell our baked goods and other food items directly to consumers through company-operated outlet locations.
Direct revenues — Our direct revenues generated approximately 2.5% and 2.4% of our net revenues for the twelve weeks ended August 23, 2008 and August 25, 2007, respectively, and consists of our direct warehouse shipment program, which ships bulk packaged sweet goods and dry products, such as croutons and stuffing mix, directly to customer-owned distribution centers and public warehouses for distribution.
Our management evaluates reportable segment performance based on profit or loss from operations before other income, interest expense, and income taxes. Because of our integrated business structure, operating costs often benefit all reportable segments and must be allocated between segments. However, we do not identify or allocate fixed assets and the related depreciation and capital expenditures for long-lived assets by reportable segment and we transfer fresh goods between segments at cost without recognizing intersegment sales on these transfers. Intersegment transfers of products at cost from the route revenues segment to the outlet revenues segment aggregated approximately $24.7 million and $22.7 million for the twelve weeks ended August 23, 2008 and August 25, 2007, respectively. Intersegment transfers of products at cost from the route revenues segment to the direct revenues segment aggregated approximately $12.9 million and $10.8 million for the twelve weeks ended August 23, 2008 and August 25, 2007, respectively.
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations.

	Twelve Weeks Ended
	August 23, 2008	August 25, 2007
	(dollars in thousands)
Net Revenues
Route revenues	$569,950	$599,280
Outlet revenues	72,292	74,070
Direct revenues	16,467	16,466

Total net revenues	$658,709	$689,816

Segment Profit (Loss)
Route profit (loss)	$(7,999)	$23,257
Outlet profit (loss)	5,617	7,208
Direct profit (loss)	792	1,473

Total segment profit (loss)	(1,590)	31,938
Corporate	(16,271)	(32,202)

Total operating profit (loss)	(17,861)	(264)

Interest expense	13,458	11,020
Reorganization charges	6,026	7,198
Other (income) expense	(47)	(54)

	19,437	18,164

Income (loss) before income taxes	(37,298)	(18,428)
Provision (benefit) for income taxes	(432)	(2,435)

Net income (loss)	$(36,866)	$(15,993)

20. Subsequent Events
On September 26, 2008, we entered into the Investment Agreement, and on October 4, 2008, we filed the Plan and related Disclosure Statement with the Bankruptcy Court. See Note 1. Voluntary Chapter 11 Filing to these consolidated financial statements for related items of disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements, notes, and tables included elsewhere in this report, as well as the more detailed Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contained in our 2008 Annual Report on Form 10-K. This MD&A may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See Forward-Looking Statements for further information.
COMPANY OVERVIEW
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh baked bread and sweet goods in the United States, producing, marketing, distributing and selling a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products. Our various brands are positioned across a wide spectrum of consumer categories and price points. We currently operate 41 bakeries and approximately 700 bakery outlets located in strategic markets throughout the United States. Our sales force delivers baked goods from approximately 600 distribution centers on over 6,000 delivery routes.
CRITICAL ACCOUNTING POLICIES
Refer to Critical Accounting Policies in our 2008 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.
RESULTS OF OPERATIONS

The following table sets forth the relative percentages that certain income and expense items bear to net revenues:

	Twelve Weeks Ended
	August 23,	August 25,
	2008	2007
Net revenues	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	54.1	49.8
Selling, delivery and administrative expenses	47.2	46.5
Restructuring charges (credits)	(0.7)	—
Depreciation and amortization	2.1	2.3
Loss on sale or abandonment of assets	—	—
Property and equipment impairment	—	1.5

Operating profit (loss)	(2.7)	(0.1)
Interest expense	2.0	1.6
Reorganization charges	1.0	1.0
Other (income) expense	—	—

Income (loss) before income taxes	(5.7)	(2.7)
Provision (benefit) for income taxes	(0.1)	(0.4)

Net income (loss)	(5.6)%	(2.3)%

Net Revenues
(dollars in thousands)

	Twelve Weeks Ended		Twelve Weeks Ended		%
	August 23, 2008		August 25, 2007		Increase /
	Amount	%	Amount	%	(Decrease)
Route revenues	$569,950	86.5%	$599,280	86.9%	(4.9)%
Outlet revenues	72,292	11.0	74,070	10.7	(2.4)
Direct revenues	16,467	2.5	16,466	2.4	0.0

Total net revenues	$658,709	100.0%	$689,816	100.0%	(4.5)%

Consolidated Net Revenues
Net revenues for the first quarter of fiscal 2009 were approximately $658.7 million, a decrease of approximately $31.1 million, or 4.5%, from net revenues of approximately $689.8 million in the same period in fiscal 2008.
Route net revenues. Route net revenues for the first quarter of fiscal 2009 were approximately $570.0 million, a decrease of approximately $29.3 million, or 4.9%, from net revenues of approximately $599.3 million in the first quarter of fiscal 2008. Reduced net revenues for the first quarter of fiscal 2009, as compared to the same period in fiscal 2008, include an approximately $31.3 million decrease due to our exit from the bread market in Southern California during the second quarter of fiscal 2008. Reduced net revenues for the first quarter of fiscal 2009 also reflect declines in net pounds of product sold of approximately 9.4%, adjusted for our exit from the bread market in Southern California. Our decrease in net revenues also reflects reduced demand for our products principally resulting from price increases, changes in the depth and frequency of our promotional activities, and market actions by our competitors. These decreases were substantially offset by an overall revenue per pound increase for the quarter related to our strategic price increases and product mix changes, which together total approximately 10.8% when compared to the same period of the prior year.
Outlet net revenues. Outlet net revenues for the first quarter of fiscal 2009 were approximately $72.3 million, a decrease of approximately $1.8 million, or 2.4%, from net revenues of approximately $74.1 million when compared to the same period in fiscal 2008. The decline in net revenues is attributable to the closing of retail outlets in conjunction with our restructuring efforts, which was partially offset by an increase in same store net revenues of 3.0% primarily due to retail price increases when compared to the same period of the prior year.
Direct net revenues. Direct net revenues for the first quarter of fiscal 2009 were approximately $16.5 million, an increase of approximately $0.1 million from net revenues of approximately $16.4 million when compared to the same period in fiscal 2008. Unit volume declines in our direct business operations have been offset by price increases when comparing the first quarter of fiscal 2009 with the comparable period in fiscal 2008.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was approximately $302.6 million, or 45.9% of net revenues, for the first quarter of fiscal 2009, in comparison with approximately $346.6 million, or 50.2% of net revenues, for the same period in fiscal 2008. Total cost of products sold increased by approximately $12.8 million, against a decrease in sales of approximately $31.1 million. We experienced sharp increases in our commodity costs, as well as our other components of production, in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. These direct component costs, when compared on a cost per pound of production, increased 25.7% compared to the same period in fiscal 2008, including increases of 22.1% for ingredients, 2.0% for labor and 1.6% for packaging. These cost increases were only partially offset by the following: (1) effects of our strategic pricing actions, (2) improved levels of product returns, (3) decreased distribution of lower margin products, and (4) cost declines due to our bakery and outlet closings. The net effect of these changes resulted in a decrease in our gross profit margin percentage of 4.3% compared to the same period in fiscal 2008.

Selling, Delivery and Administrative Expenses
Selling, delivery and administrative expenses were approximately $310.9 million, or 47.2% of net revenues, for the first quarter of fiscal 2009 compared to approximately $321.0 million, or 46.5% of net revenues, in the same period in fiscal 2008. For the first quarter of fiscal 2009, the increase in selling, delivery and administrative expenses as a percent of net revenues was 0.7% when compared to the same period of the previous year. Our energy costs increased 1.2% as a percent of net revenues as a result of the cost increase for fuel used in our transportation and route operations. This increase in energy cost was partially offset by a decrease of 0.5% as a percent of net revenues in our labor and fringe costs. The reduction in labor and fringe costs for the quarter as compared to the same period in the prior year relates principally to our exit from bread operations in Southern California and, to a lesser extent lower sales commissions. All other costs, as a percent of net revenues, when compared to the same period in the prior year did not result in a meaningful difference.
Restructuring Charges (Credits)
During the first quarter of fiscal 2009, we incurred a net restructuring credit of approximately $4.4 million. We realized net gains of approximately $4.8 million resulting from the sale of assets that were held for sale as part of the Southern California restructuring plan. Also we incurred approximately $0.4 million in other exit costs related to taxes, security, utilities and cleanup for other Southern California assets that continue to be held for sale.
During the first quarter of fiscal 2008, we incurred net restructuring credits of approximately $48,000 related to the continuation of certain restructuring plans to close and restructure various bakeries and retail stores. Included in this amount was approximately $153,000 of credits related to the expiration of severance obligations and gains on sale of long-lived assets partially offset by other exit costs of approximately $105,000.
Property and Equipment Impairment
We had no property and equipment impairment activities during the first quarter of fiscal 2009.
On August 28, 2007, we announced our intention to exit the bread market in Southern California. This action entailed the closure of four bakeries and the consolidation of related routes and distribution centers. This action was contingent upon approval by the Bankruptcy Court and amendment of our DIP Facility, which we received on October 3, 2007 and October 1, 2007 respectively. As of August 25, 2007, based upon our intention to pursue this plan of action and in anticipation of the disposal of certain related assets, we tested the related long-lived assets for recoverability and recorded an impairment loss to the carrying value of these assets of approximately $10.2 million in the first quarter of fiscal 2008.
Operating Profit (Loss)
(dollars in thousands)

	Twelve Weeks Ended		Twelve Weeks Ended
	August 23, 2008		August 25, 2007
	Amount	%	Amount	%
Segment Profit (Loss)
Route profit (loss)	$(7,999)	44.8	$23,257	NM
Outlet profit (loss)	5,617	(31.5)	7,208	NM
Direct profit (loss)	792	(4.4)	1,473	NM

Total segment profit (loss)	(1,590)	8.9	31,938	NM
Corporate	(16,271)	91.1	(32,202)	NM

Total operating profit (loss)	$(17,861)	100.0	$(264)	NM

NM	— Not meaningful.

Consolidated Operating Profit (Loss)
Based upon the above factors, the operating loss for the first quarter of fiscal 2009 was approximately $17.9 million, an increase in the operating loss of approximately $17.6 million from the prior year’s loss of approximately $0.3 million. Our operating losses for the first quarter of fiscal 2009 and 2008 included a net gain on restructuring activities of $4.4 million and a net equipment impairment of approximately $10.2 million, respectively.
Route operating profit (loss). Route operations for the first quarter of fiscal 2009 experienced an operating loss of approximately $8.0 million, representing a decrease of approximately $31.3 million from route operating profit of approximately $23.3 million in the first quarter of fiscal 2008. The first quarter decrease in route operating profit was attributable to a decrease of approximately $29.4 million in net route revenues coupled with an increase in route operating costs of approximately $1.9 million when compared to the same period in the previous year. As previously discussed, the significant increases in our costs of ingredients and fuel were primary factors in the continued rise of our operating costs.
Outlet operating profit (loss). Outlet operating profit for the first quarter of fiscal 2009 was approximately $5.6 million, representing a decrease of approximately $1.6 million from outlet operating profit of approximately $7.2 million in the first quarter of fiscal 2008. The first quarter decrease in outlet operating profit was attributable to a decrease of approximately $1.8 million in net outlet revenues partially offset by a decrease in operating costs of approximately $0.2 million when compared to the same period in the previous year. As with our route operations, ingredient costs of our bakery goods was a significant negative factor in our cost structure for outlet operations.
Direct operating profit (loss). Direct operating profit for the first quarter of fiscal 2009 was approximately $0.8 million, representing a decrease of approximately $0.7 million from operating profit of approximately $1.5 million in the first quarter of fiscal 2008. The decrease in direct operating profit for the quarter was attributable to an increase in operating costs of approximately $0.7 million with net direct revenues remaining unchanged when compared to the same period of the prior year.
Reorganization Charges
For the quarter ended August 23, 2008, reorganization charges that we incurred under our bankruptcy proceedings were approximately $6.0 million. The cost of these activities included (1) professional fees and similar types of expenses of approximately $6.4 million related to the Chapter 11 proceedings; (2) a credit for an accrual adjustment for employee retention expense of approximately $0.2 million and; (3) credits of approximately $0.2 million resulting from gains realized on asset sales.
For the quarter ended August 25, 2007, reorganization charges were approximately $7.2 million. The cost of these activities includes: (1) professional fees and similar types of charges related to the Chapter 11 proceedings of approximately $7.6 million and; (2) approximately $0.1 million of charges from rejected real estate leases partially offset by (3) interest income of approximately $0.3 million; and (4) credits of approximately $0.2 million resulting from adjustments to our payroll accruals related to the retention of key employees during our reorganization.
Interest Expense
Interest expense for the quarter ended August 23, 2008 was approximately $13.5 million representing an increase of approximately $2.5 million over the expense of approximately $11.0 million for the quarter ended August 25, 2007. The net increase in interest expense was primarily attributable to an increase of approximately $4.3 million in amortized debt fees associated with the post-petition debt facilities and an increase of approximately $1.2 million in interest cost associated with an increase in DIP Facility borrowings, all partially offset by a decrease in interest expense of approximately $3.0 million primarily attributable to a decrease in interest rates on our pre-petition debt.
Provision (Benefit) for Income Taxes
The effective income tax benefit rates were 1.2% and 13.2% for the first quarters of fiscal 2009 and fiscal 2008, respectively. The lower effective income tax benefit rate for the first quarter of fiscal 2009 is due to an increase in state income tax expense recognized in the first quarter of fiscal 2009 as compared to first quarter fiscal 2008.

Additionally, the first quarter fiscal 2008 effective tax rate reflects a reduction to our valuation allowance due to a change in circumstances causing a change in judgment about our ability to realize the value of our deferred tax assets originating in prior years.
Our effective income tax rates for the first quarters of fiscal 2009 and 2008 were negatively impacted by valuation allowances recorded because we do not believe that it is more likely than not that our net operating losses and certain other deferred tax assets will be able to be utilized in future years. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
CASH RESOURCES AND LIQUIDITY
CASH FLOWS
During the twelve weeks ended August 23, 2008, the Company used $2.4 million of cash, which was the net impact of $33.0 million in cash used in operating activities, $4.1 million provided by investing activities, and $26.5 million provided by financing activities.
Cash Provided By (Used In) Operating Activities
Cash used in operating activities for the first quarter of fiscal 2009 was $33.0 million as compared to cash provided by operating activities of $5.1 million in the same period in fiscal 2008, which was an increase of $38.1 million. Some items contributing to the net loss of $36.9 million during the twelve week period were non-cash items, including $13.7 million related to depreciation and amortization, and $4.7 million write-off of deferred debt fees. Changes in working capital components used $10.8 million in cash during the twelve week fiscal period primarily due to (1) a decrease in accounts payable and accrued expenses of $14.6 million partially offset by (2) a decrease in accounts receivable of $3.1 million and (3) other items totaling $0.7 million. For fiscal 2008, changes in working capital components generated cash of $5.1 million.
Cash Provided By (Used In) Investing Activities
Cash provided by investing activities for the first quarter of fiscal 2009 was $4.1 million as compared to cash used in investing activities of $5.8 million in the first quarter of fiscal 2008, which was a $9.9 million increase. During the twelve week period of fiscal 2009, we received $7.6 million in asset sale proceeds and used $3.5 million to acquire property and equipment. During the same period in fiscal 2008, we received asset sale proceeds in the amount of $2.2 million, used $5.5 million to acquire property, equipment and software assets and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $2.5 million.
Cash Provided By (Used In) Financing Activities
Cash from financing activities in the first quarter of fiscal 2009 was $26.5 million compared to cash provided by financing activities of $2.2 million during the same period in fiscal 2008, which was a $24.3 million increase. The cash provided during the twelve weeks ended August 23, 2008 was primarily due to a net increase in our post-petition debt of $25.5 million and an increase in our pre-petition senior secured revolving credit facility of $1.2 million resulting from letter of credit draws. These amounts were offset by a reduction of $0.2 million in long-term debt. This compares to cash from financing activities for the same period in fiscal 2008 of $2.2 million which resulted from an increase in our pre-petition senior secured revolving credit facility of $2.4 million due to letter of credit draws that was offset by a reduction of $0.2 million in long-term debt.
SOURCES OF LIQUIDITY AND CAPITAL
We have historically maintained two primary sources for debt capital: (1) bank lines of credit and (2) capital and operating lease financing to support the acquisition and lease of our bakery outlets, depots, route trucks, tractors, trailers and computer equipment. In addition, on August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 in a private placement.

At August 23, 2008, under our pre-petition Senior Secured Credit Facility, we owed $374.1 million in term loans and $77.3 million in a revolver loan. In addition, at August 23, 2008, we had issued $83.9 million in letters of credit under our revolver commitment.
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
As a result of the Chapter 11 filing, our principal sources of liquidity used in funding short-term operating expenses, supplies and employee obligations include cash balances, operating and investing cash flows and the $313.0 million debtor-in-possession Revolving Credit Agreement (as amended, the DIP Facility) (as discussed below).
DIP Facility
Subsequent to the Petition Date, the Company and a syndicate of lenders, including JPMorgan Chase Bank, entered into the DIP Facility to provide post-petition financing. The DIP Facility has been amended numerous times, including most recently on September 12, 2008. Following the most recent amendment, the DIP Facility provides for borrowings of up to $313.0 million in the aggregate, the Commitment, and expires on the occurrence of an event that constitutes a termination date as defined in the DIP Facility or, if no such event has occurred on February 9, 2009. The Commitment provides for additional funding of $16.0 million on January 10, 2009, subject to (a) delivery of a statement certified by a financial officer of the Company and each of our subsidiaries that as of January 10, 2009 certain conditions in the DIP Facility have been satisfied; (b) the Administrative Agent determining that the Company and our subsidiaries are diligently pursuing confirmation of the Plan; and (c) payment of a fee in the amount of $0.8 million to the Administrative Agent, for the ratable benefit of the Tranche B lenders. Additionally, the Commitment is to be permanently reduced by an amount equal to the net proceeds from any asset sales, as defined under the DIP Facility, that are required to be remitted to the lenders for repayment of outstanding borrowings. All outstanding borrowings under the DIP Facility, if any, are due and payable on the termination date. The obligations under the DIP Facility are secured by a superpriority lien against our assets in favor of the DIP lenders. The DIP Facility may be utilized for the issuance of letters of credit up to an aggregate amount equal to $180.0 million, which amount was increased from the original limitation of $75.0 million as a result of prior amendments. In connection with entering into the DIP Facility, we also make periodic adequate protection payments to our pre-petition senior secured lenders in the form of interest, fees and expenses based on amounts owed under the pre-petition Senior Secured Credit Facility.
As of August 23, 2008, we had approximately $22.7 million in available cash and $12.5 million available for borrowing under the DIP Facility. Under the amendment dated as of September 12, 2008, the amount available for borrowings increased to $80.5 million. This compares to the $25.1 million in available cash and $53.0 million available for borrowing under the DIP Facility as of May 31, 2008. These amounts of available cash exclude $8.9 million and $11.5 million at August 23, 2008 and May 31, 2008, respectively, related to checks written in excess of recorded balances included in accounts payable on our consolidated balance sheets. As of August 23, 2008, we had borrowed $88.9 million under the DIP Facility. The DIP Facility was also utilized to support the issuance of letters of credit in the amount of $136.6 million primarily to support our workers’ compensation and auto liability insurance programs. The borrowings and letters of credit were partially collateralized by approximately $21.1 million of restricted cash as required by the DIP Facility.
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
At August 23, 2008, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
On September 12, 2008, the Bankruptcy Court approved the first amendment to the Second Amended and Restated Revolving Credit agreement (the First DIP Amendment). The First DIP Amendment, among other things, (1) increased the aggregate principal amount available to $313.0 million with a provision for additional funding of $16.0 million based on the occurrence of certain events described above; (2) extended the maturity date to February 9, 2009; (3) established minimum percentage amounts for Adjusted LIBOR Rate (as defined in the First DIP Amendment) and Alternate Base Rate (as defined in the First DIP Amendment) used in the interest rate calculations; (4) changed the borrowing base formula; and (5) changed or extended certain covenants set forth in the DIP Facility. Fees and expenses of approximately $7.2 million were incurred on the effectiveness of the First DIP Amendment.
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
Our financial statements are prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Chapter 11 filing process and our recurring losses from operations, negative working capital, and downward sales trends, along with our potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to obtain approval of the Plan and related documents from the Bankruptcy Court on a timely basis, our ability to obtain ratification from our unionized workforce of the modifications to their collective bargaining agreements contemplated by the Plan, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of, and increase in the amount available under, our DIP Facility, if needed, or refinance our DIP Facility at its maturity, our ability to implement our business plan, our ability to implement the Plan, if confirmed by the Bankruptcy Court, and the transactions contemplated thereby and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. Further, the value of debt and equity interests may be significantly or completely impaired in the event of a liquidation or conversion to a Chapter 7 proceeding.

OFF-BALANCE SHEET FINANCING
We do not participate in, nor secure financings for, any unconsolidated, special purpose entities.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We initiated changes in our reporting system effective for the beginning of fiscal 2008, which resulted in the identification of three distinct reportable segments. The three reportable segments were determined by type of customer and distribution method. Management continues to maintain the wholesale operations and retail operations as reporting segments, but renamed them as route revenues and outlet revenues, respectively. The third reporting segment, direct revenues, was established by segregating certain operations previously within wholesale operations that deliver products exclusively through warehouse channels. Our reportable segments are strategic business units that are managed separately using different distribution and marketing strategies.
Our route revenues, formerly wholesale operations, consist of an aggregation of our eight business units that manufacture, distribute, and sell fresh baked goods utilizing our direct store delivery system.
Our outlet revenues, formerly retail operations, consist of five regions that sell our baked goods and other food items directly to consumers through company-operated outlet locations.
Our direct revenues consist of our direct warehouse shipment program, which ships bulk packaged sweet goods and dry products, such as croutons and stuffing mix, directly to customer-owned distribution centers and public warehouses for distribution.
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
FORWARD-LOOKING STATEMENTS
Some information contained in or incorporated by reference herein may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements that reflect, when made, our views with respect to current events and financial performance. These forward-looking statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. These forward-looking statements are not historical in nature and include statements relating to, among other things:
•	our ability to continue as a going concern;

•	our ability to obtain approval of the Plan and related documents from the Bankruptcy Court on a timely basis;

•	our ability to obtain court approval with respect to motions filed by us from time to time in the Chapter 11 proceeding;

•	our ability to operate pursuant to the covenants, terms and certifications of the DIP Facility;

•	our ability to successfully negotiate an extension and increase in the amount available under, or refinance, our DIP Facility, if needed, which expires on February 9, 2009;

•	our ability to consummate the Plan, if confirmed by the Bankruptcy Court;

•	our ability to implement our business plan;

•	our ability to obtain ratification from our unionized workforce of the modifications to their collective bargaining agreements contemplated by the Plan;

•	our ability to obtain the financing necessary to implement our business plan and emerge from Chapter 11;

•	risks associated with third parties seeking and obtaining court approval for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	risks associated with cost increases in materials, ingredients, energy, and employee wages and benefits;

•	risks associated with our restructuring activities, including the risks associated with achieving the desired savings;

•	our ability to obtain and maintain adequate terms with vendors and service providers;

•	the potential adverse impact of the Chapter 11 proceeding on our liquidity or results of operations;

•	risks associated with product price increases, including the risk that such actions will not effectively offset inflationary cost pressures and may adversely impact sales of our products;

•	the effectiveness of our efforts to manage our exposure to price increases with respect to various ingredients and energy through our hedging strategies and our ability to hedge given our financial condition;

•	our ability to attract, motivate and/or retain key executives and employees;

•	changes in our relationship with employees and the unions that represent them;

•	successful implementation of information technology improvements;

•	increased costs and uncertainties with respect to the ABA Plan;

•	successful remediation of material weaknesses in our internal controls;

•	the performance of our recent and planned new product introductions, including the success of such new products in achieving and retaining market share; and

•	the outcome of legal proceedings to which we are or may become a party.
These forward-looking statements are and will be subject to numerous risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, without limitation:
Bankruptcy-Related Factors
•	the significant time that is and will be required by management to implement the Plan, as well as to continue to evaluate various alternatives in the event the Plan is not confirmed by the Bankruptcy Court, including, but not limited to, the sale of the Company or some or all of our assets, infusion of capital, debt restructuring, or any combination of these options;

•	the terms of any reorganization plan ultimately confirmed;

•	our ability to implement our business plan;

•	our ability to operate our business under the restrictions imposed by the Chapter 11 process and in compliance with the limitations contained in the debtor-in-possession credit facility;

•	the instructions, orders and decisions of the Bankruptcy Court and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	changes in our relationships with suppliers and customers, including the ability to maintain those relationships and contracts that are critical to our operations, in light of the Chapter 11 process;

•	our ability to maintain adequate liquidity and working capital under our DIP Facility, as well as our ongoing ability to purchase from vendors on satisfactory terms throughout the reorganization;

•	our reliance on key management personnel, including the effects of the Chapter 11 process on our ability to attract and retain key management personnel;

•	our ability to successfully reject unfavorable contracts and leases; and

•	the duration of the Chapter 11 process.
General Factors
•	the availability of capital on acceptable terms in light of the various factors discussed herein, including our reorganization under the Chapter 11 process;

•	the availability and cost of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products, improved efficiencies and other strategies;

•	increased pension, health care, workers’ compensation and other employee costs;

•	actions of competitors, including pricing policies and promotional spending;

•	increased costs, delays or deficiencies related to restructuring activities;

•	the effectiveness of advertising and marketing spending;

•	the effectiveness and adequacy of our information and data processing systems;

•	changes in general economic and business conditions (including the bread and sweet goods markets);

•	costs associated with increased contributions to single employer, multiple employer or multi-employer pension plans;

•	any inability to protect and maintain the value of our intellectual property;

•	future product recalls or food safety concerns;

•	further consolidation in the retail food industry;

•	changes in consumers’ eating habits and dietary preferences;

•	costs associated with environmental compliance and remediation;

•	obligations and uncertainties with respect to the ABA Plan;

•	the impact of any withdrawal liability arising under our multi-employer pension plans as a result of prior actions or current consolidations;

•	actions of governmental entities, including regulatory requirements;

•	acceptance of new product offerings by consumers and our ability to expand existing brands;

•	the performance of new product introductions, including the success of such new products in achieving and retaining market share;

•	the effectiveness of hedging activities;

•	expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives;

•	changes in our business strategies;

•	unexpected costs or delays incurred in connection with facility closings;

•	bankruptcy filings by customers;

•	changes in our relationship with employees and the unions that represent them;

•	the outcome of legal proceedings to which we are or may become a party, including without limitation any litigation stemming from our sale of convertible notes on August 12, 2004 or events leading up to our filing of a voluntary petition for protection under Chapter 11 of the Bankruptcy Code;

•	business disruption from terrorist acts, our nation’s response to such acts and acts of war; and

•	other factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 23, 2008. Based on that evaluation and due to the existence of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 23, 2008.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended August 23, 2008.
Management believes that all of the material weaknesses described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 existed as of August 23, 2008, and we are continuing to address deficiencies in the Company’s internal controls. Certain of these remediation efforts are described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008. Efforts to remediate and test our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2009 and beyond.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 (the Convertible Notes) in a private placement to six institutional accredited investors under an exemption from registration pursuant to Rule 506 of Regulation D promulgated by the SEC. The convertible notes were purchased by Highbridge International LLC, Isotope Limited, AG Domestic Convertibles LP, AG Offshore Convertibles LTD, Shepherd Investments International, Ltd., and Stark Trading. Between the dates of September 2 and September 21, 2004, we received written correspondence from all of the initial purchasers of the convertible notes stating that it was their position that we had made certain misrepresentations in connection with the sale of the notes. On December 6, 2004, U.S. Bank National Association, as indenture trustee, filed proofs of claim in our bankruptcy case on behalf of the note holders in the amount of $100.7 million, plus any other amounts owing pursuant to the terms of the indenture and reimbursement of the trustee’s fees and expenses. In addition, on March 18, 2005, R2 Investments, LDC (R2 Investments) filed a proof of claim in the amount of $70.4 million plus interest, fees and expenses based on its holdings of 70% of the notes, which were acquired through secondary trading. On September 5, 2008, R2 Investments filed an action in the Circuit Court of Jackson County, Missouri, Case No. 0816-27077, against certain of our former and current directors and a former officer stating a cause of action based upon alleged negligent misrepresentations made by the named defendants in connection with the issuance of the Convertible Notes. The action seeks recovery of the total amount of the Convertible Notes held by the plaintiff plus accrued interest. Subject to certain limitations, we are obligated to indemnify our current and former directors and officers under the terms of our restated certificate of incorporation, our restated bylaws and Delaware law. We expect that these indemnification obligations will be covered by our insurers under applicable directors’ and officers’ liability policies.
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

INTERSTATE BAKERIES CORPORATION
Dated: October 7, 2008	By:	/s/ Craig D. Jung
Craig D. Jung
Chief Executive Officer (Principal Executive Officer)

Dated: October 7, 2008	By:	/s/ J. Randall Vance
J. Randall Vance
Chief Financial Officer (Principal Financial and Accounting Officer)