Form 10-Q
period 2008-11-15
INTERSTATE BAKERIES CORP/DE/
filed 2008-12-24
CIK 829499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 15, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 45,202,826 shares of common stock, $0.01 par value per share, outstanding on December 15, 2008. Giving effect to our senior subordinated convertible notes and common stock equivalents, there were 55,101,267 shares of common stock outstanding as of December 15, 2008.

INTERSTATE BAKERIES CORPORATION
FORM 10-Q
QUARTER ENDED November 15, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share data)

	November 15,	May 31,
	2008	2008
ASSETS

Current assets
Cash	$24,664	$25,071
Restricted cash	21,117	21,052
Accounts receivable, less allowance for doubtful accounts of $2,278 and $2,050, respectively	134,607	136,627
Inventories	60,140	61,837
Assets held for sale	13,303	17,562
Other current assets	48,480	43,995

Total current assets	302,311	306,144

Property and equipment, net	444,614	464,455
Intangible assets	158,258	158,285
Other assets	29,919	29,473

Total assets	$935,102	$958,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities not subject to compromise
Current liabilities
Pre-petition debt	$2,405	$2,759
Post-petition debt	113,191	63,358
Accounts payable	106,032	108,288
Accrued expenses	172,276	205,411

Total current liabilities	393,904	379,816

Other liabilities	186,448	219,288
Deferred income taxes	68,295	69,475

Total liabilities not subject to compromise	648,647	668,579

Liabilities subject to compromise	829,731	751,492

Stockholders’ deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,579,000 shares issued, 45,202,000 shares outstanding	816	816
Additional paid-in capital	584,485	584,485
Accumulated deficit	(481,324)	(403,038)
Treasury stock, 36,377,000 shares at cost	(678,740)	(678,740)
Accumulated other comprehensive income	31,487	34,763

Total stockholders’ deficit	(543,276)	(461,714)

Total liabilities and stockholders’ deficit	$935,102	$958,357

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 15,	November 17,	November 15,	November 17,
	2008	2007	2008	2007
Net revenues	$643,931	$645,116	$1,302,640	$1,334,932

Cost of products sold (exclusive of items shown below)	334,626	328,500	690,689	671,731
Selling, delivery and administrative expenses	292,685	310,201	603,616	631,244
Restructuring charges (credits)	(1,778)	7,929	(6,179)	7,881
Depreciation and amortization	13,650	15,205	27,325	30,853
Loss on sale or abandonment of assets	892	378	1,194	391
Property and equipment impairment	—	(351)	—	9,842

	640,075	661,862	1,316,645	1,351,942

Operating profit (loss)	3,856	(16,746)	(14,005)	(17,010)

Other (income) expense
Interest expense (excluding unrecorded contractual interest expense of $1,367, $1,367, $2,750, and $2,750, respectively)	14,444	11,263	27,902	22,283
Reorganization charges, net	34,083	11,707	40,109	18,905
Other (income) expense	109	128	62	74

	48,636	23,098	68,073	41,262

Income (loss) before income taxes	(44,780)	(39,844)	(82,078)	(58,272)
Provision (benefit) for income taxes	(3,360)	(683)	(3,792)	(3,118)

Net income (loss)	$(41,420)	$(39,161)	$(78,286)	$(55,154)

Net income (loss) per share

Basic and diluted	$(0.92)	$(0.87)	$(1.73)	$(1.22)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Twenty-Four Weeks Ended
	November 15,	November 17,
	2008	2007
Operating activities
Net income (loss)	$(78,286)	$(55,154)
Depreciation and amortization	27,325	30,853
Provision (benefit) for deferred income taxes	(140)	(1,725)
Reorganization charges, net	40,109	18,905
Cash reorganization items	(16,646)	(14,519)
Non-cash bankruptcy-related charges	87	1,964
Non-cash interest expense — deferred debt fees	9,228	1,023
Non-cash restricted stock compensation expense	—	375
(Gain) loss on sale, write-down or abandonment of assets	(5,955)	9,559
Change in operating assets and liabilities
Accounts receivable	2,023	17,295
Inventories	1,697	11,869
Other current assets	(5,527)	(94)
Accounts payable and accrued expenses	(7,575)	(14,351)
Long-term portion of self insurance reserves	1,164	(292)
Other	(13,080)	(100)

Net cash provided by (used in) operating activities	(45,576)	5,608

Investing activities
Purchases of property and equipment	(6,709)	(10,155)
Proceeds from sale of assets	11,599	3,771
Restricted cash deposit	—	(3,862)
Acquisition and development of software assets	—	(494)
Other	—	33

Net cash provided by (used in) investing activities	4,890	(10,707)

Financing activities
Reduction of long-term debt	(354)	(494)
Increase in pre-petition debt	1,239	2,421
Reduction of post-petition debt	(11,485)	—
Increase in post-petition debt	61,318	—
Debt and other commitment fees	(10,439)	(5,600)

Net cash provided by (used in) financing activities	40,279	(3,673)

Net increase (decrease) in cash	(407)	(8,772)

Cash at beginning of period	25,071	67,212

Cash at end of period	$24,664	$58,440

Cash payments (received)
Interest	$19,942	$19,629
Income taxes	228	116

Non-cash investing and financing activities
Interest income earned on restricted cash deposits	65	209
See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(dollars and shares in thousands)

	Common						Accumulated
	Stock Issued		Additional		Treasury Stock		Other	Total
	Number	Par	Paid-in	Accumulated	Number of		Comprehensive	Stockholders’
	of Shares	Value	Capital	Deficit	Shares	Cost	Income	Deficit
Balance May 31, 2008	81,579	$816	$584,485	$(403,038)	(36,377)	$(678,740)	$34,763	$(461,714)
Comprehensive loss	—	—	—	(78,286)	—	—	(3,276)	(81,562)

Balance November 15, 2008	81,579	$816	$584,485	$(481,324)	(36,377)	$(678,740)	$31,487	$(543,276)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE BAKERIES CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Voluntary Chapter 11 Filing
On September 22, 2004, or the Petition Date, we and each of our wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Missouri, or the Bankruptcy Court (Case Nos. 04-45814, 04-45816, 04-45817, 04-45818, 04-45819,04-45820, 04-45821 and 04-45822). On September 24, 2004, the official committee of unsecured creditors was appointed in our Chapter 11 cases. On November 29, 2004, the official committee of equity security holders was appointed in our Chapter 11 cases. On October 1, 2008, the United States trustee disbanded the official committee of equity security holders. On January 14, 2006, Mrs. Cubbison’s Foods, Inc., or Mrs. Cubbison’s, a subsidiary of which we are an eighty percent owner, filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court (Case No. 06-40111). The minority interest in Mrs. Cubbison’s is reflected in other liabilities and the minority interest impact on the statement of operations is insignificant for all periods presented. We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
On September 23, 2004, we entered into a debtor-in possession Revolving Credit Agreement (as amended, the DIP Facility) with JPMorgan Chase Bank, or JPMCB, and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party thereto, together with JPMCB, the Lenders, J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB, as administrative and collateral agent for the Lenders. The Revolving Credit Agreement received interim approval by the Bankruptcy Court on September 23, 2004 and final approval on October 22, 2004. We most recently amended the DIP Facility on September 12, 2008. The Revolving Credit Agreement currently provides for a $309.0 million commitment, or the Commitment, of debtor-in-possession financing to fund our post-petition operating expenses, supplier and employee obligations. The Commitment provides for additional funding of $16.0 million based on the occurrence of certain events. The maturity date of the DIP Facility has been extended to February 9, 2009. See Note 8. Debt to these consolidated financial statements for further discussion regarding the DIP Facility.
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
As a debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “reject” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. As of December 15, 2008, we have rejected over 550 unexpired leases and have accrued charges for our estimated liability related thereto in the applicable periods. For the executory contracts and unexpired leases that we rejected pursuant to the terms of our plan of reorganization, we cannot presently determine or reasonably estimate the ultimate liability that resulted from these rejections, and no provisions have yet been made for these items.
On December 5, 2008, the United States Bankruptcy Court for the Western District of Missouri (the “ Bankruptcy Court “) entered an order confirming the Amended Joint Plan of Reorganization of the Company and its Affiliated Debtors and Debtors-in-Possession dated October 31, 2008 (as amended, the “ Plan “). The exit financings that form the basis for the Plan are reflected in certain debt and equity commitments including: (i) that certain equity commitment letter, as amended, entered into on September 12, 2008, between the Company and IBC Investors I, LLC (“Investors”) pursuant to which Investors agrees to provide $130 million of new capital to the reorganized IBC; (ii) that certain commitment letter, as amended, entered into on September 12, 2008, among the Company, General Electric Capital Corporation (“GECC”) and GE Capital Markets, Inc. (“GECM;” and together with GECC, “GE”) pursuant to which GE commits, on the terms and conditions specified therein, to provide a $125 million working capital senior secured revolving credit facility; (iii) that certain commitment letter, as amended, entered into on September 12, 2008, among the Company, Silver Point Finance, LLC (“Silver Point”) and Monarch Master Funding Ltd (“Monarch” and together with Silver Point, the “NMTL Lenders”) pursuant to which the NMTL Lenders commit, on the terms and conditions specified therein, to provide a $344 million first lien term loan credit facility.
Under the terms of the Plan, we cannot emerge from Chapter 11 until these exit financings are consummated. Since the Plan was confirmed, we have focused our efforts on negotiating and finalizing all documentation for these exit financings and satisfying the remaining conditions precedent to closing of the various transactions contemplated under the Plan, including the debt and equity financing commitments. Although progress has been made, significant issues remain to be resolved, including with respect to the exit financings and conditions precedent to funding under the various commitments. No assurance can be given that the exit financings will be closed and that the Plan will become effective. Further, in the event that one or more of the parties committed to provide the exit financing refuse or fail to perform under their respective commitments, we may seek to enforce our rights under the financing commitments or seek to replace any such financing or financings. There can be no assurance that any attempt to enforce the commitments or to obtain replacement financing will be successful.
In the event that our Plan does not become effective, we will continue our efforts to maximize the value of the bankruptcy estates, which may include, but not be limited to, the sale of the Company or some or all of our assets, infusion of capital, debt restructuring or any combination of these options. There can be no assurance as to whether we will be able to successfully implement any such strategy on terms and conditions acceptable to us or to our various constituents in the bankruptcy, and absent the ability to pursue such a strategy, we expect to begin an orderly wind-down of our operations. There can be no assurance as to the ultimate recovery of value available to our constituents should our Plan not be consummated.
Our financial statements are prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Chapter 11 filing process and our recurring losses from operations, negative working capital, and downward sales trends, along with our potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, whether the Plan becomes effective, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of, and increase in the amount available under, our DIP Facility, if needed, or refinance our DIP Facility at its maturity, our ability to implement our business plan, our ability to implement the Plan, if it becomes effective, and the transactions contemplated thereby and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. Further, the value of debt and equity interests may be significantly or completely impaired in the event of a liquidation or conversion to a Chapter 7 proceeding.
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
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh bakery products in the United States. The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals except for the American Bakers Association Retirement Plan actuarial gain and settlement discussed in Note 11. Employee Benefit Plans) considered necessary for a fair presentation have been included. Operating results for the twelve and twenty-four weeks ended November 15, 2008 may not necessarily be indicative of the results for the full year ending May 30, 2009.
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Additionally, included in accounts payable are checks written in excess of recorded balances totaling approximately $18.4 million and $11.5 million at November 15, 2008 and May 31, 2008, respectively. Restricted cash represents cash held as collateral pursuant to our debtor-in-possession financing agreement and is not considered a cash equivalent in the consolidated statement of cash flows. See Note 8. Debt to these condensed consolidated financial statements for related disclosures.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 was effective November 15, 2008. The adoption of SFAS 162 did not have an impact on our consolidated results of operations, cash flows, and financial position.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about derivative and hedging activities. The FASB issued FSP No. 133-1 and FIN 45-4, which further clarified the effective date of SFAS 161 to be the first reporting period (annual or quarterly interim) beginning after November 15, 2008, and is effective for us at the beginning of the third quarter of fiscal 2009. Early application is encouraged. The adoption of SFAS 161 may have an impact on our disclosures for derivatives instruments and such disclosures are under review.
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
3. Inventories
The components of inventories are as follows:

	November 15,	May 31,
	2008	2008
	(dollars in thousands)
Ingredients and packaging	$38,604	$38,986
Finished goods	21,536	22,851

	$60,140	$61,837

4. Property and Equipment

Property and equipment consists of the following:

	November 15,	May 31,
	2008	2008
	(dollars in thousands)
Land and buildings (lives ranging from 10 to 35 years)	$358,778	$359,133
Machinery and equipment (lives ranging from 4 to 15 years)	808,395	820,484

	1,167,173	1,179,617
Less accumulated depreciation	(722,559)	(715,162)

	$444,614	$464,455

In August 2007, we announced our intention to exit the bread market in Southern California. This entailed the closure of four bakeries and the consolidation of routes and distribution centers. Based upon our intention to pursue this plan of action and our expectation of the disposal of the related assets, we tested the related long-lived assets for recoverability. Included in the condensed consolidated statement of operations for the twenty-four weeks ended November 17, 2007 is an impairment loss to the carrying value of these assets of approximately $9.8 million.
Included in depreciation and amortization expense is approximately $10.5 million and $11.4 million for the twelve week and $21.0 million and $23.2 million for the twenty-four week periods ended November 15, 2008 and November 17, 2007, respectively, that relates to property and equipment used in our production process.
5. Assets Held for Sale
We have classified certain long-lived assets as held for sale in the consolidated balance sheets in accordance with the guidance provided by SFAS 144. Assets classified as held for sale reflect our ongoing effort to address revenue declines, cost structure and productive capacity in our physical facilities. Total assets held for sale at May 31, 2008 were approximately $17.6 million. Through the second quarter of fiscal 2009, we sold approximately $4.3 million of these assets with $42,000 additional properties being classified as held for sale. At November 15, 2008, total assets held for sale were approximately $13.3 million, all of which are expected to be sold within 12 months of classification as held for sale.
Net gains realized on the sale of our assets held for sale in the second quarter of fiscal 2009 and 2008 amounted to approximately $2.2 million and $0.5 million, respectively, while year-to-date net gains for fiscal 2009 and 2008 were approximately $7.2 million and $0.6 million, respectively. The majority of the gains realized on our asset sales relates to our restructuring activities and are classified as long-lived asset credits to our restructuring charges. See Note 13. Restructuring Charges (Credits) to these consolidated financial statements for related disclosures.
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
We have various operating leases in place for equipment for which we have guaranteed a buyout price or residual value at the end of the lease term. Substantially all such leases expire before the end of the third quarter of fiscal 2009. At November 15, 2008, the maximum potential liability for all guaranteed lease residual values was approximately $1.0 million and we had no unamortized balance remaining for the fair value originally recorded for these guaranteed lease residual values.

7. Intangible Assets
Intangible assets consist of the following:

	November 15,	May 31,
	2008	2008
	(dollars in thousands)
Intangible assets with indefinite lives (generally trademarks and trade names)	$157,471	$157,471

Intangible assets with finite lives
Gross carrying amount	$3,491	$3,491
Less: Accumulated amortization	(2,704)	(2,677)

Net carrying amount	$787	$814

Intangible amortization expense for the second quarter and year-to-date for fiscal 2009 was approximately $13,000 and $27,000, respectively. In the second quarter and year-to-date for fiscal 2008, intangible amortization expense was approximately $0.2 million and $0.4 million, respectively, which was primarily recorded as a reduction of net revenues.
8. Debt
Long-term debt consists of the following:

	November 15,	May 31,
	2008	2008
	(dollars in thousands)
Secured
Post-petition credit debt	$113,191	$63,358
Pre-petition credit debt	451,486	450,248
Unsecured
6% senior subordinated convertible notes — pre-petition	99,999	99,999
Capital lease converted to pre-petition debt	6,125	6,125
Capital leases
Real estate	2,405	2,759

	$673,206	$622,489

Balance sheet classification:
Pre-petition debt	$2,405	$2,759
Post-petition debt	113,191	63,358
Liabilities subject to compromise	557,610	556,372

	$673,206	$622,489

Post-Petition Debt
On September 23, 2004, we entered into the DIP Facility to fund our post-petition operating expenses, supplier and employee obligations. The DIP Facility has been amended numerous times, most recently on September 12, 2008. At November 15, 2008, the DIP Facility provided for an aggregate principal amount of approximately $309.0 million (the “Commitment”). The September 12, 2008 amendment to the DIP Facility increased our Commitment and provided for additional funding of $16.0 million on January 10, 2009, subject to (a) delivery of a statement certified by a financial officer of the Company and each of our subsidiaries that as of January 10, 2009 certain conditions in the DIP Facility have been satisfied; (b) the Administrative Agent determining that the Company and our subsidiaries are diligently pursuing confirmation of the Plan; and (c) payment of a fee in the amount of $0.8 million to the Administrative Agent, for the ratable benefit of the Tranche B lenders. The maturity date of the

Commitment was extended by the September 12, 2008 amendment to February 9, 2009. At November 15, 2008, the Commitment included (1) a Tranche A loan commitment in the amount of approximately $74.0 million and (2) a Tranche B loan commitment in the amount of approximately $235.0 million. This Commitment is to be permanently reduced by an amount equal to the net proceeds from any asset sales as defined under the DIP Facility that are required to be remitted to the lenders for repayment of outstanding borrowings. Any reduction in the Commitment resulting from the remittance of proceeds from asset sales to the lenders will first be applied to Tranche A funded debt, then to cash collateralized letters of credit allocable to Tranche A, and when Tranche A utilization has been reduced to zero, then to Tranche B. The Commitment additionally provides, with certain restrictions, for the issuance of letters of credit in the aggregate amount up to $180.0 million of which $141.0 million was utilized at November 15, 2008. At November 15, 2008, the borrowings and letters of credit were partially collateralized by approximately $21.1 million of restricted cash, as required by the DIP Facility. We pay fees under the DIP Facility on the balance of all letters of credit outstanding under Tranche A and Tranche B of 3.00% and 4.50%, respectively, plus 0.25% per annum to the issuer of such letters of credit. Fees and expenses of approximately $7.2 million were incurred on the effective date of the September 12, 2008 amendment.
The Commitment is subject to the maintenance of a satisfactory Borrowing Base as defined by the DIP Facility. Obligations under the DIP Facility are secured by a superpriority lien in favor of the Lenders over virtually all of our assets. At November 15, 2008, we had outstanding borrowings of approximately $21.7 million and $91.5 million under Tranche A and Tranche B, respectively. Interest on borrowings is incurred at either the Alternate Base Rate (ABR) (as defined in the amended DIP Facility, which sets the ABR at a minimum of 4.25%) plus 2.00% and 3.50% for Tranche A and Tranche B, respectively, or at our option, the adjusted London Interbank Offered Rate (Adjusted LIBOR) (as defined in the amended DIP Facility, which sets the Adjusted LIBOR at a minimum of 3.25%) plus 3.00% and 4.50% for Tranche A and Tranche B, respectively. The aggregate interest rates on the outstanding borrowings at November 15, 2008 were 6.25% and 7.75% for Tranche A and Tranche B, respectively. We also pay a commitment fee of 0.50% per annum on the unused portion of the DIP Facility. Interest is payable monthly in arrears.
The DIP Facility subjects us to certain obligations, including, but not limited to, the delivery of financial statements, cash flow forecasts and operating budgets at specified intervals and cumulative minimum earnings performance measure. Furthermore, we are subject to certain limitations on the payment of indebtedness, entering into investments, the payment of capital expenditures, the incurrence of cash restructuring charges and the payment of dividends. In addition, payment under the DIP Facility may be accelerated following certain events of default including, but not limited to, (1) the conversion of any of the bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code; (2) our making certain payments of principal or interest on account of pre-petition indebtedness or payables; (3) a change of control (as defined in the DIP Facility); (4) an order of the Bankruptcy Court permitting holders of security interests to foreclose on the debt on any of our assets which have an aggregate value in excess of $0.3 million; and (5) the entry of any judgment in excess of $0.3 million against us, the enforcement of which remains unstayed. At November 15, 2008, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
Pre-Petition Debt
During fiscal year 2002, we entered into a $900.0 million Senior Secured Credit Facility agreement with a syndicate of banks and institutional lenders which included (1) a five-year $375.0 million Tranche A term loan, repayable in quarterly installments; (2) a six-year $125.0 million Tranche B term loan, repayable in quarterly installments; (3) a six-year $100.0 million Tranche C term loan, repayable in quarterly installments; and (4) a five-year $300.0 million revolving loan, or the revolver, which allowed for up to $215.0 million for letters of credit. At November 15, 2008, we had outstanding borrowings of $173.4 million, $111.0 million, $89.7 million and $77.3 million under the Tranche A, Tranche B, Tranche C and the revolver, respectively. During the twenty-four weeks ended November 15, 2008, the outstanding debt under the revolver was increased by $1.2 million resulting from draws against certain letters of credit. At November 15, 2008, outstanding letters of credit aggregated $83.1 million and there was no availability for additional borrowing or issuance of letters of credit under the revolver. The Senior Secured Credit Facility is secured by all accounts receivable and a majority of owned real property, intellectual property and equipment, which lien is subordinated to the superpriority lien of the DIP Facility. Interest on borrowings is at either the ABR (as defined in the Senior Secured Credit Facility) plus 3.00%, 3.25%, 3.00%, and 2.50% for Tranche A, Tranche B, Tranche C, and the revolver, respectively, or at our option LIBOR plus 4.00%, 4.25%, 4.00%, and

3.50% for Tranche A, Tranche B, Tranche C, and the revolver, respectively. Interest rates on the outstanding borrowings at November 15, 2008 were 6.85%, 7.10%, 6.85% and 6.46% for Tranche A, Tranche B, Tranche C, and the revolver, respectively. We also pay a facility fee of 0.50% per annum on the revolving credit facility commitment (currently in the amount of $160.5 million) and fees ranging from 3.63% to 4.00% on the balance of all letters of credit outstanding under the revolver.
The Senior Secured Credit Facility agreement contains covenants that, among other things, (1) limit our ability to incur indebtedness, merge, consolidate and acquire, dispose of or incur liens on assets; and (2) limit aggregate payments of cash dividends on common stock and common stock repurchases.
Claims of senior secured lenders will be impaired under the terms of the Plan. Due to the impairment of these claims, amounts due under the Senior Secured Credit Facility are included in liabilities subject to compromise. We continue to accrue and pay contractual interest and fees under this facility in accordance with the existing Bankruptcy Court order.
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
During the twenty-four weeks ended November 15, 2008 and November 17, 2007, we did not elect to apply hedge accounting for any of our derivative commodity purchases and all such derivatives were marked-to-market through cost of products sold or selling, delivery and administrative expenses, as appropriate. At November 15, 2008, the fair value of our commodity derivatives was a loss of approximately $1.7 million based upon widely available market quotes. There was no derivative activity in AOCI for the twelve or twenty-four week period ended November 15, 2008.
We are exposed to credit losses in the event of nonperformance by counterparties on commodity derivatives.
10. Liabilities Subject to Compromise
Under bankruptcy law, actions by creditors to collect amounts we owe prior to the petition date are stayed and certain other pre-petition contractual obligations may not be enforced against us. All pre-petition amounts have been classified as liabilities subject to compromise in the fiscal 2009 and 2008 consolidated balance sheets, except for those other liabilities that we expect will not be impaired pursuant to the confirmed Plan.
On December 14, 2004, the Court entered an Order that established March 21, 2005 as the last date for all persons and entities holding or wishing to assert bankruptcy claims against the Company or one of its subsidiaries to file a proof of claim form. As of December 10, 2008, we have received approximately 9,400 claims, some of which have been filed after the deadline established by the court. We continue to evaluate all claims asserted in the bankruptcy proceedings and file periodic motions with the court to reject, modify, liquidate or allow such claims. In addition, we may receive additional claims resulting from, among other things, the future rejection of executory contracts since the deadline to file a claim resulting from a contract rejection is a function of when such contracts are formally rejected. Amounts that we have recorded may, in certain instances, be different than amounts asserted by our creditors and remain subject to reconciliation and adjustment.
We received approval from the Court to pay or otherwise honor certain of our pre-petition obligations, including employee salaries and wages, benefits and certain tax and other claims. We also have suspended the accrual of interest on the unsecured 6% senior subordinated convertible notes in the aggregate principle amount of $100.0 million that we issued August 12, 2004. The cumulative contractual unrecorded interest at November 15, 2008 on these obligations was approximately $24.9 million. The unrecorded interest expense for the second quarter of both fiscal 2009 and 2008 on these obligations was approximately $1.4 million and year-to-date for both fiscal 2009 and 2008 unrecorded interest on these obligations was approximately $2.8 million. See Note 8. Debt to these consolidated financial statements for a discussion of the credit arrangements we entered into subsequent to the Chapter 11 filing.
The following table summarizes the components of the liabilities subject to compromise in our consolidated balance sheet:

	November 15,	May 31,
	2008	2008
	(dollars in thousands)
Accounts payable	$130,092	$130,828
Taxes payable	3,408	4,637
Retirement obligations (SERP and deferred compensation)	20,200	20,200
American Bakers Association Retirement Plan obligations	78,500	—
Legal reserve	14,493	14,424
Interest bearing debt and capital leases	557,610	556,372
Other	25,428	25,031

	$829,731	$751,492

Claims of the senior secured lenders are impaired under the terms of the Plan. Due to the impairment of these claims, amounts due under the Senior Secured Credit Facility are included in liabilities subject to compromise. See Note 1. Voluntary Chapter 11 Filing to these consolidated financial statements for related disclosures.
Additionally, the increase in liabilities subject to compromise from May 31, 2008 primarily represents the settlements associated with the ABA Plan. See Note 11. Employee Benefit Plans to these consolidated financial statements for further discussion.
11. Employee Benefit Plans
American Bakers Association Retirement Plan
As of November 7, 2008, we withdrew all remaining active participants from the ABA Plan. Upon our withdrawal, present plan benefit obligations remained with the ABA Plan, while future benefits will be provided under the Company-sponsored defined benefit pension plan. Due to the complete curtailment, we remeasured plan assets and obligations as of November 7, 2008 and the following table reflects our respective interest in the ABA Plan based upon that assessment assuming the ABA Plan is an aggregate of single-employer plans:

	November 7,	May 31,
	2008	2008
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$56,823	$60,465
Service cost	369	1,016
Interest cost	1,610	3,573
Actuarial gain	(7,430)	(3,812)
Benefits paid and expenses	(1,839)	(4,117)
Curtailment gain	(954)	(302)

Benefit obligation at November 7, 2008	$48,579	$56,823

Change in Fair Value of Negative Plan Assets
Fair value of plan assets at beginning of year	$(12,271)	$(7,715)
Actual return on plan assets	3,298	(816)
Employer contributions	212	377
Benefits paid and expenses	(1,839)	(4,117)

Fair value of negative plan assets at November 7, 2008	$(10,600)	$(12,271)

Funded Status at November 7, 2008	$(59,179)	$(69,094)

The following table provides the weighted-average assumptions used to determine projected benefit liability for the ABA Plan:

	November 7,	May 31,
	2008	2008
Weighted-average actuarial assumptions
Liability discount rate	8.1%	6.7%
Expense discount rate (immediate recognition)	8.1%	6.7%
Expected return on plan assets	7.5%	7.5%
We entered into a Compromise and Settlement Agreement in October 2008 with the Pension Benefit Guaranty Corporation (PBGC) pursuant to which the parties agreed that the PBGC will be allowed a prepetition general unsecured claim in our bankruptcy in the amount of $72.5 million if, and only if, the ABA Plan is ultimately determined to be an aggregate of single-employer plans in the ongoing litigation in the District of Columbia (See Note 16. Commitments and Contingencies). Otherwise, the allowed claim will be limited to $17.5 million. This agreement was subject to Bankruptcy Court approval and consummation of the Plan. Bankruptcy Court approval was granted on November 13, 2008.
We entered into a Compromise and Settlement Agreement dated December 1, 2008 with the ABA Plan pursuant to which the parties agreed that the following ABA Plan claims will be the only allowed claims in our bankruptcy in settlement of all claims of the parties: (1) a prepetition general unsecured claim in the amount of $6.0 million and (2)

an administrative expense claim in the amount of $0.8 million. This agreement was subject to Bankruptcy Court approval, which was granted on December 1, 2008.
Based upon these settlements, which grant claims totaling $79.3 million for the full settlement of the ABA Plan on an aggregate of single-employer plan basis, the Company recorded a reorganization charge in the second quarter of fiscal 2009 of $20.1 million to reflect the ABA Plan liability on the balance sheet at the full amount of the claim settlements. Based upon the terms of the agreements, the liability has been reflected in the November 15, 2008 balance sheet as follows (in thousands):

November 15,
2008
Accrued liabilities	$800
Liabilities subject to compromise	78,500

Total liability recorded for claim settlements related to the ABA Plan	$79,300

The components of the pension (credit) expense for the ABA Plan based on an aggregate of single-employer plans basis, reflecting the remeasurement due to the plan curtailment, are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 15,	November 17,	November 15,	November 17,
	2008	2007	2008	2007
	(dollars in thousands)
Service cost	$169	$234	$369	$468
Interest cost	758	825	1,610	1,650
Expected return on negative plan assets	223	168	475	336
Recognition of actuarial gain	(11,204)	—	(11,204)	—

Total pension (credit) expense	(10,054)	1,227	(8,750)	2,454
Curtailment gain recognized (1)	(50)	—	(50)	—

Net pension (credit) expense recognized	$(10,104)	$1,227	$(8,800)	$2,454

(1)	Due to the complete curtailment of the ABA Plan, we realized a curtailment gain of $0.9 million for the ABA Plan. However, due to service time credit granted in the successor plan as well as out-of-plan replacement benefits granted, a significant portion of this gain was reflected as non-ABA Plan benefit obligations which are included in other liabilities at November 15, 2008.
Defined Benefit Pension Plan, Postretirement Health and Life Plans, and Supplemental Executive Retirement Plan
Defined Benefit Pension Plan
We maintain a defined benefit pension plan to benefit certain union and nonunion employee groups.
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
We suspended the SERP as of November 11, 2004. Approximately $12.1 million representing the portion of the SERP liability, at both November 15, 2008 and May 31, 2008, attributable to retired participants has been classified to liabilities subject to compromise. Pursuant to the terms of the Plan, on the effective date the SERP will be terminated.
The components of net periodic benefit cost (credit) for these plans are as follows:

	Twelve Weeks Ended
	Pension		Postretirement		SERP
	November	November	November	November	November	November
	15,	17,	15,	17,	15,	17,
	2008	2007	2008	2007	2008	2007
	(dollars in thousands)
Service cost	$197	$195	$200	$263	$—	$—
Interest cost	988	932	605	747	341	319
Expected return on plan assets	(1,212)	(1,290)	—	—	—	—
Amortization of prior service cost (credit)	76	63	(1,599)	(1,706)	—	—
Recognized net actuarial (gain) loss	—	—	—	191	(116)	(17)

Net periodic benefit cost (credit)	$49	$(100)	$(794)	$(505)	$225	$302

	Twenty-Four Weeks Ended
	Pension		Postretirement		SERP
	November	November	November	November	November	November
	15,	17,	15,	17,	15,	17,
	2008	2007	2008	2007	2008	2007
	(dollars in thousands)
Service cost	$394	$390	$400	$526	$—	$—
Interest cost	1,976	1,864	1,210	1,493	682	638
Expected return on plan assets	(2,424)	(2,580)	—	—	—	—
Amortization of prior service cost (credit)	152	126	(3,198)	(3,411)	—	—
Recognized net actuarial (gain) loss	—	—	—	382	(232)	(34)

Net periodic benefit cost (credit)	$98	$(200)	$(1,588)	$(1,010)	$450	$604

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
1996 Stock Incentive Plan
The 1996 Stock Incentive Plan (the Stock Plan) allows us to grant to employees and directors various stock awards including stock options, which are granted at prices not less than the fair market value at the date of grant, and restricted and deferred shares. A maximum of approximately 18.7 million shares was approved by our stockholders to be issued under the Stock Plan. On November 15, 2008, shares totaling approximately 10.1 million were authorized but not awarded under the Stock Plan. The stock options may be granted for a period not to exceed ten years and generally vest from one to three years from the date of grant.
An analysis of our stock option activity is as follows:

		Weighted	Weighted
		Average	Average
		Exercise Price	Remaining
	Shares	Per Share	Contractual Term
	(in thousands)
Outstanding, as of May 31, 2008	2,560	$14.61	3.4
Granted	—	—
Surrendered	(182)	18.56
Exercised	—	—

Outstanding, as of November 15, 2008	2,378	14.30	3.1

Exercisable at November 15, 2008	2,378	14.30	3.1

There were no stock options granted or exercised in the first and second quarters of both fiscal 2009 and 2008. The exercisable stock options have no aggregate intrinsic value at November 15, 2008.
On November 15, 2008, approximately 12.7 million total shares of common stock were reserved for issuance under employee benefit plans. However, pursuant to the terms of the Plan, all existing equity interests will be cancelled as of the effective date of the Plan.
13. Restructuring Charges (Credits)
The components of restructuring (credits) charges are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 15,	November 17,	November 15,	November 17,
	2008	2007	2008	2007
	(dollars in thousands)
Severance (credits) charges	$(8)	$7,651	$(28)	$7,595
Long-lived asset (credits) charges	(2,148)	(395)	(6,923)	(493)
Other exit costs	378	673	772	779

Total	$(1,778)	$7,929	$(6,179)	$7,881

Fiscal 2009 Activity
There were no new restructuring plans approved in the first or second quarters of fiscal 2009.
We recognized credits for the expiration of severance obligations in the second quarter of fiscal 2009 of approximately $7,000 for the Southern California plan. Also in the second quarter of fiscal 2009, we realized gains totaling approximately $2.2 million on sales of certain of our Southern California properties that were formerly classified as held for sale and recognized a loss on abandonment of assets of approximately $29,000.
We continue to incur ongoing expenses related to our Southern California properties that remains classified as held for sale. During the second quarter of fiscal 2009, we incurred approximately $0.4 million principally related to security, utilities, taxes and cleanup costs.
Year-to-date in fiscal 2009, we realized net gains totaling approximately $6.9 million on sales of certain of our Southern California properties that were formerly classified as held for sale. We also incurred approximately $0.8 million principally related to security, utilities, taxes and cleanup costs.
The fiscal 2009 year-to-date restructuring cost activities are as follows:

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
	(dollars in thousands)
Fiscal 2008 Southern California

Balance May 31, 2008	$299	$—	$—	$299

Expensed in Fiscal 2009	(16)	(6,923)	793	(6,146)
Cash Paid in Fiscal 2009	(60)	—	(793)	(853)
Noncash Utilization in 2009	—	6,923	—	6,923

Balance November 15, 2008	223	—	—	223

Fiscal 2008 Sales Reorganization

Balance May 31, 2008	40	—	120	160

Expensed in Fiscal 2009	(12)	—	(21)	(33)
Cash Paid in Fiscal 2009	(28)	—	(23)	(51)
Noncash Utilization in 2009	—	—	—	—

Balance November 15, 2008	—	—	76	76

Consolidated

Balance May 31, 2008	339	—	120	459

Expensed in Fiscal 2009	(28)	(6,923)	772	(6,179)
Cash Paid in Fiscal 2009	(88)	—	(816)	(904)
Noncash Utilization in 2009	—	6,923	—	6,923

Balance November 15, 2008	$223	$—	$76	$299

Fiscal 2008 Activity
There were two new restructuring plans approved in the second quarter of fiscal 2008. First, we exited the bread market in Southern California. This entailed closing four bakeries and the consolidation of routes and distribution centers. The four bakeries were closed October 20, 2007. Also we initiated a sales reorganization to improve the structure and efficiency for the sales and route delivery of our baked goods.

In the second quarter of fiscal 2008, we recognized severance costs of approximately $5.7 million related to closing the bakery facilities, depots and routes in Southern California. Additionally, we incurred approximately $0.3 million principally for security related to the closed facilities.
In the second quarter of fiscal 2008, we incurred costs for severance and employee relocation expense of approximately $1.1 million and $0.3 million, respectively, related to our sales reorganization activities.
In the second quarter of fiscal 2008, we were notified that a pension plan withdrawal liability was incurred aggregating approximately $0.8 million in connection with our fiscal 2006 profit center review. Also, we realized a gain on the sale of assets of approximately $0.5 million and additional expense for utilities, security and clean up of approximately $0.2 million related to our fiscal 2005 profit center review.
These costs incurred in the second quarter of fiscal 2008 were generally consistent with the fiscal 2008 year-to-date restructuring charges incurred.
Cumulative restructuring (credits) charges by plan (in thousands):

		Long-Lived
	Severance	Asset
	and Related	Charges
	Benefits	(Credits)	Other	Total
Fiscal 2008 Southern California	$5,332	$(9,942)	$2,287	$(2,323)

Fiscal 2008 Sales Reorganization	1,086	—	331	1,417
We expect to incur future other restructuring charges for the fiscal 2008 Southern California plan totaling approximately $1.7 million. This amount excludes gains expected to be realized on subsequent sales of property and equipment.
14. Reorganization Charges
The components of reorganization charges are as follows:

	November 15, 2008
	Twelve Weeks	Twenty-Four Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
	(dollars in thousands)
Professional fees	$14,275	$20,677	$16,852
Employee retention (credits) charges	(36)	(189)	23
Lease rejection credits	(210)	(207)	—
Interest income	(41)	(64)	—
Gain on sale of assets	(26)	(229)	(229)
ABA Plan settlement (See Note 11. Employee Benefit Plans)	20,121	20,121	—

Reorganization charges, net	$34,083	$40,109	$16,646

	November 17, 2007
	Twelve Weeks	Twenty-Four Weeks
	Ended	Ended
	Reorganization	Reorganization	Cash
	Charges	Charges	Payments
	(dollars in thousands)
Professional fees	$12,404	$19,954	$15,215
Employee retention (credits) charges	—	(151)	259
Lease rejection charges	123	266	—
Interest income	(639)	(983)	(774)
Gain on sale of assets	(181)	(181)	(181)

Reorganization charges, net	$11,707	$18,905	$14,519

15. Income Taxes
The reconciliation of the provision for income taxes to the statutory federal rate is as follows:

	Twenty-Four Weeks Ended
	November 15,	November 17,
	2008	2007
Statutory federal tax rate	35.0%	35.0%
State income tax, net	2.0	2.6
Valuation allowance increase	(30.5)	(29.9)
Adjustments to prior year tax accruals	2.5	—
Other	(4.4)	(2.3)

	4.6%	5.4%

The income tax benefit we have recognized in 2009 relates principally to expected refunds of tax we previously paid, available to us pursuant to a federal statutory provision that permits certain net operating losses to be carried back ten years, offset in part by state income taxes. Only a portion of the net operating loss we incur is eligible for this treatment. Our effective tax rate for fiscal 2009 is based, in large part, upon our estimate of the amount of our fiscal 2009 loss which we expect to be eligible for the ten-year carryback. Our tax provision for fiscal 2008 also reflects the impact of the ten-year carryback.
We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances were recorded in fiscal 2009 and 2008 against deferred tax assets originating in those periods.
Our total liability for unrecognized tax benefits, including interest and penalties, is $6.8 million and $8.9 million as of November 15, 2008 and May 31, 2008, respectively. The portion of these balances which will favorably impact the effective tax rate, if recognized, is $6.8 million and $8.9 million, respectively.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of November 17, 2008 and May 31, 2008, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheet was $0.3 million.
Our U.S. federal income tax returns have been examined by the Internal Revenue Service through fiscal 2007. With limited exception, in accordance with bankruptcy law, we believe that any audits of our state income tax returns for years prior to fiscal 2008 would not result in additional liabilities to us. It is reasonably possible that a reduction of unrecognized tax benefits in the range of $0 to $2 million may occur in the next 12 months due to developments pertaining to the examination of open tax years.

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
On August 12, 2004, we issued $100.0 million aggregate principal amount of our 6.0% senior subordinated convertible notes due August 15, 2014 (the Convertible Notes) in a private placement to six institutional accredited investors under an exemption from registration pursuant to Rule 506 of Regulation D promulgated by the SEC. The convertible notes were purchased by Highbridge International LLC, Isotope Limited, AG Domestic Convertibles LP, AG Offshore Convertibles LTD, Shepherd Investments International, Ltd., and Stark Trading. Between the dates of September 2 and September 21, 2004, we received written correspondence from all of the initial purchasers of the convertible notes stating that it was their position that we had made certain misrepresentations in connection with the sale of the notes. On December 6, 2004, U.S. Bank National Association, as indenture trustee, filed proofs of claim in our bankruptcy case on behalf of the note holders in the amount of $100.7 million, plus any other amounts owing pursuant to the terms of the indenture and reimbursement of the trustee’s fees and expenses. In addition, on March 18, 2005, R 2 Investments, LDC (R 2 Investments) filed a proof of claim in the amount of $70.4 million plus interest, fees and expenses based on its holdings of 70% of the notes, which were acquired through secondary trading. On September 5, 2008, R 2 Investments filed an action in the Circuit Court of Jackson County, Missouri, Case No. 0816-27077, against certain of our former and current directors and a former officer stating a cause of action based upon alleged negligent misrepresentations made by the named defendants in connection with the issuance of the Convertible Notes. The action sought recovery of the total amount of the Convertible Notes held by the plaintiff plus accrued interest. On December 9, 2008, upon consideration of a stipulation for dismissal unilaterally filed by the plaintiff, the Circuit Court entered an Order dismissing this action without prejudice.
We are named in two wage and hour cases in New Jersey that have been brought under state law, one of which has been brought on behalf of a putative class of Route Sales Representatives. The case involving the putative class is captioned Ruzicka, et al. v. Interstate Brands Corp., et al. The other case is captioned McCourt, et al. v. Interstate Brands Corp. These cases are consolidated under case No. 1-03-CV-00220 (FLW) (D.N.J.). As a result of our Chapter 11 filing, these cases were automatically stayed. However, the automatic stay was lifted, and as a result of a mediation in late July 2008, the parties have reached agreement in principle to settle these cases through an allowed, pre-petition general unsecured claim in the amount of $2.0 million, which is subject to Bankruptcy Court and New Jersey Federal Court approval. This amount is reflected in liabilities subject to compromise in the November 15, 2008 financial statements.
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
We participate in the ABA Plan and believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. However, the amounts reflected in our financial statements were calculated on the basis of treating the ABA Plan as an aggregate of single-employer plans under ERISA and tax rules, which is how the ABA Plan contends it should be treated. We have historically reflected our interest in the ABA Plan as an aggregate of single-employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the PBGC (as discussed below).
As a result of a request made by us and the Kettering Baking Company, another participating employer in the ABA Plan, the PBGC, which is the federal governmental agency that insures and supervises defined benefit pension plans, revisited its 1979 determination that the ABA Plan was an aggregate of single-employer plans and after reviewing the status of the ABA Plan, on August 8, 2006, made a final determination that the ABA Plan is a multiple employer plan under ERISA. On August 9, 2006, we filed a lawsuit in Bankruptcy Court seeking enforcement of the PBGC’s determination, but there can be no assurance as to whether we will obtain such enforcement or the amount of any reduction to our net benefit obligation liability.
In our December 2005 submission requested by the PBGC in connection with its review of the 1979 determination referred to above, we asserted our belief based on available information that treatment of the ABA Plan as a multiple employer plan will result in a significant allocation of pension plan assets to our pension plan participants. In addition, we have received requests for additional corrective contributions since January 2006, under the single-employer plan assumption, which we do not believe is correct. We have not made such contributions pending the resolution of the uncertainties surrounding the ABA Plan.
On May 3, 2006, Sara Lee Corporation instituted proceedings against the ABA Plan and the Board of Trustees of the Plan (the “Board of Trustees”) in the United States District Court for the District of Columbia (the “District Court”). Sara Lee Corporation v. American Bakers Ass’n Retirement Plan, et al., Case No. 1:06-cv-00819-HHK (D.D.C.) (the “Sara Lee Litigation”). The relief Sara Lee seeks includes, among other things, a mandatory injunction that would compel the ABA Plan and the Board of Trustees to (i) require all participating employers in the ABA Plan with negative asset balances— which would include the Company — to make payments to the Plan in order to maintain a positive asset balance and (ii) cut off the payment from the ABA Plan of benefits to employee-participants of the Company and other participating employers with negative asset balances, to the extent such employers did not maintain a positive balance. However, the Sara Lee Litigation is premised on the notion that the ABA Plan is an aggregate of single-employer plans, which is inconsistent with the PBGC’s determination dated August 8, 2006 that the ABA Plan is a multiple employer plan. On September 29, 2006, Sara Lee filed an amended complaint adding the PBGC as a defendant and challenging the PBGC’s August 8, 2006 determination. In order to obtain a resolution of these matters without litigation over the proper forum, we have voluntarily stayed our lawsuit in Bankruptcy Court seeking enforcement of the August 8, 2006 determination upon the agreement by the ABA Plan and its Board of Trustees to join IBC as a party to the Sara Lee Litigation.
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
Effective November 7, 2008, we withdrew from the ABA Plan. Consequently, we have ceased any and all contributions and contributory obligations to the ABA Plan. Given the uncertainty of the outcome of the Sara Lee Litigation, we entered into Compromise and Settlement Agreements with both the PBGC and the ABA Plan in order to fix our liability with regard to the ABA Plan.
We entered into a Compromise and Settlement Agreement with the PBGC, which was approved by the Bankruptcy Court on November 13, 2008. The agreement provides that (i) the PBGC will be granted an allowed pre-petition general unsecured claim in the amount of $17.5 million; and (ii) if and only if the ABA Plan is ultimately determined in the Sara Lee Litigation to be an aggregate of single-employer plans, the PBGC will be granted an allowed pre-petition general unsecured claim in the amount of $72.5 million.
Similarly, we entered into a Compromise and Settlement Agreement with the ABA Plan, which was approved by the Bankruptcy Court on December 1, 2008. The agreement provides that the ABA Plan will be granted (i) an allowed pre-petition general unsecured claim in the amount of $6.0 million; and (ii) an allowed administrative expense claim in the amount of $0.8 million.
Consistent with our prior accounting treatment of the ABA Plan, we increased our liability to $79.3 million at November 15, 2008 representing the total claims granted on an aggregate of single-employer plans basis under the settlement agreements.
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
On November 2, 2007, the Pacific Southwest Teamsters Bakery Drivers Council filed a grievance under the Southern California Teamsters’ collective bargaining agreements. The grievance alleged that IBC violated the agreements by denying severance pay to Teamster-represented employees who worked under the agreements and who IBC laid-off when IBC exited the Southern California bread market. The Teamsters submitted the dispute to the arbitration procedure under the agreements. In December 2008, the arbitrator denied the Teamsters’ claim.
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

The following is the basic and diluted weighted average shares outstanding used in our earnings per share computations:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 15,	November 17,	November 15,	November 17,
	2008	2007	2008	2007
	(in thousands)
Weighted average common shares outstanding:
Basic and diluted	45,212	45,186	45,212	45,185

Diluted weighted average common shares outstanding exclude options on common stock, unvested restricted stock (fiscal 2008 only), and our 6% senior subordinated convertible notes, which aggregated to approximately 12.3 million and 12.9 million for the second quarter of fiscal 2009 and 2008, respectively, and approximately 12.4 million and 13.0 million for year-to-date fiscal 2009 and 2008, respectively, because their effect would have been antidilutive. Due to our reported net losses for all periods, diluted loss per share amounts are not adjusted for the effect of dilutive stock awards.
Under an August 12, 2004 amendment to our Senior Secured Credit Facility, we are prohibited from paying dividends until our senior secured bank debt is rated at least BB- by Standard & Poor’s Ratings Services and Ba3 by Moody’s Investors Service, in each case with a stable outlook or better. In addition, during the term of the DIP Facility, the payment of dividends is prohibited.
18. Comprehensive Loss
Reconciliations of net loss to comprehensive loss are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 15,	November 17,	November 15,	November 17,
	2008	2007	2008	2007
	(dollars in thousands)
Net loss	$(41,420)	$(39,161)	$(78,286)	$(55,154)

Other comprehensive loss:
Amortization of pension and other postretirement net credits	(1,638)	(1,468)	(3,276)	(2,936)

Comprehensive loss	$(43,058)	$(40,629)	$(81,562)	$(58,090)

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
Route revenues — Our route revenues accounted for 85.7% and 86.1% of our net sales for the twelve weeks ended, and 86.1% and 86.5% for the twenty-four weeks ended, November 15, 2008 and November 17, 2007, respectively, and consists of an aggregation of our operations that manufacture, distribute, and sell fresh baked goods utilizing our direct store delivery system.
Outlet revenues — Our outlet revenues generated approximately 10.8% and 10.6% of our net sales for the twelve weeks ended, and 10.9% and 10.7% for the twenty-four weeks ended, November 15, 2008 and November 17, 2007, respectively, and consists of four regions that sell our baked goods and other food items directly to consumers through company-operated outlet locations.
Direct revenues — Our direct revenues generated approximately 3.5% and 3.3% of our net sales for the twelve weeks ended, and 3.0% and 2.8% for the twenty-four week s ended, November 15, 2008 and November 17, 2007, respectively, and consists of our direct warehouse shipment program, which ships bulk packaged sweet goods and dry products, such as croutons and stuffing mix, directly to customer-owned distribution centers and public warehouses for distribution.
Our management evaluates reportable segment performance based on profit or loss from operations before other income, interest expense, and income taxes. Because of our integrated business structure, operating costs often benefit all reportable segments and must be allocated between segments. However, we do not identify or allocate fixed assets and the related depreciation and capital expenditures for long-lived assets by reportable segment and we transfer fresh goods between segments at cost without recognizing intersegment sales on these transfers. Intersegment transfers of products at cost from the route revenues segment to the outlet revenues segment aggregated approximately $21.9 million and $20.5 million for the twelve weeks ended, and $46.6 million and $43.2 million for the twenty-four weeks ended, November 15, 2008 and November 17, 2007, respectively. Intersegment transfers of products at cost from the route revenues segment to the direct revenues segment aggregated approximately $12.1 million and $11.6 million for the twelve weeks ended, and $25.0 million and $22.4 million for the twenty-four weeks ended, November 15, 2008 and November 17, 2007, respectively.
The measurement of reportable segment results is generally consistent with the presentation of the consolidated statement of operations.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 15,	November 17,	November 15,	November 17,
	2008	2007	2008	2007
	(dollars in thousands)
Net Revenues

Route revenues	$552,136	$555,257	$1,122,086	$1,154,537
Outlet revenues	69,256	68,232	141,548	142,302
Direct revenues	22,539	21,627	39,006	38,093

Total net revenues	$643,931	$645,116	$1,302,640	$1,334,932

Segment Profit (Loss)

Route profit (loss)	$13,038	$6,401	$5,039	$29,658
Outlet profit (loss)	5,431	5,232	11,048	12,440
Direct profit (loss)	2,678	2,275	3,470	3,748

Total segment profit (loss)	21,147	13,908	19,557	45,846
Corporate	(17,291)	(30,654)	(33,562)	(62,856)

Total operating profit (loss)	3,856	(16,746)	(14,005)	(17,010)

Interest expense	14,444	11,263	27,902	22,283
Reorganization charges	34,083	11,707	40,109	18,905
Other (income) expense	109	128	62	74

	48,636	23,098	68,073	41,262

Income (loss) before income taxes	(44,780)	(39,844)	(82,078)	(58,272)
Provision (benefit) for income taxes	(3,360)	(683)	(3,792)	(3,118)

Net income (loss)	$(41,420)	$(39,161)	$(78,286)	$(55,154)

20. Subsequent Events
See Note 1. Voluntary Chapter 11 Filing to these consolidated financial statements regarding the status of our bankruptcy proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements, notes, and tables included elsewhere in this report, as well as the more detailed Management’s Discussion and Analysis of Financial Condition and Results of Operations , or MD&A, contained in our 2008 Annual Report on Form 10-K. This MD&A may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See Forward-Looking Statements for further information.
COMPANY OVERVIEW
Interstate Bakeries Corporation is one of the largest wholesale bakers and distributors of fresh baked bread and sweet goods in the United States, producing, marketing, distributing and selling a wide range of breads, rolls, croutons, snack cakes, donuts, sweet rolls and related products. Our various brands are positioned across a wide spectrum of consumer categories and price points. We currently operate 41 bakeries and over 700 bakery outlets located in strategic markets throughout the United States. Our sales force delivers baked goods from approximately 600 distribution centers on over 5,800 delivery routes.
RECENT DEVELOPMENTS
On December 5, 2008, the United States Bankruptcy Court for the Western District of Missouri (the “ Bankruptcy Court “) entered an order confirming the Amended Joint Plan of Reorganization of the Company and its Affiliated Debtors and Debtors-in-Possession dated October 31, 2008 (as amended, the “ Plan “). The exit financings that form the basis for the Plan are reflected in certain debt and equity commitments including: (i) that certain equity commitment letter, as amended, entered into on September 12, 2008, between the Company and IBC Investors I, LLC (“Investors”) pursuant to which Investors agrees to provide $130 million of new capital to the reorganized IBC; (ii) that certain commitment letter, as amended, entered into on September 12, 2008, among the Company, General Electric Capital Corporation (“GECC”) and GE Capital Markets, Inc. (“GECM;” and together with GECC, “GE”) pursuant to which GE commits, on the terms and conditions specified therein, to provide a $125 million working capital senior secured revolving credit facility; (iii) that certain commitment letter, as amended, entered into on September 12, 2008, among the Company, Silver Point Finance, LLC (“Silver Point”) and Monarch Master Funding Ltd (“Monarch” and together with Silver Point, the “NMTL Lenders”) pursuant to which the NMTL Lenders commit, on the terms and conditions specified therein, to provide a $344 million first lien term loan credit facility.
Under the terms of the Plan, we cannot emerge from Chapter 11 until these exit financings are consummated. Since the Plan was confirmed, we have focused our efforts on negotiating and finalizing all documentation for these exit financings and satisfying the remaining conditions precedent to closing of the various transactions contemplated under the Plan, including the debt and equity financing commitments. Although progress has been made, significant issues remain to be resolved, including with respect to the exit financings and conditions precedent to funding under the various commitments. No assurance can be given that the exit financings will be closed and that the Plan will become effective. Further, in the event that one or more of the parties committed to provide the exit financing refuse or fail to perform under their respective commitments, we may seek to enforce our rights under the financing commitments or seek to replace any such financing or financings. There can be no assurance that any attempt to enforce the commitments or to obtain replacement financing will be successful.
In the event that our Plan does not become effective, we will continue our efforts to maximize the value of the bankruptcy estates, which may include, but not be limited to, the sale of the Company or some or all of our assets, infusion of capital, debt restructuring or any combination of these options. There can be no assurance as to whether we will be able to successfully implement any such strategy on terms and conditions acceptable to us or to our various constituents in the bankruptcy, and absent the ability to pursue such a strategy, we expect to begin an orderly wind-down of our operations. There can be no assurance as to the ultimate recovery of value available to our constituents should our Plan not be consummated.

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
RESULTS OF OPERATIONS

The following table sets forth the relative percentages that certain income and expense items bear to net revenues:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	November 15,	November 17,	November 15,	November 17,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold (exclusive of items shown below)	51.9	50.9	53.1	50.3
Selling, delivery and administrative expenses	45.5	48.0	46.3	47.3
Restructuring charges (credits)	(0.2)	1.2	(0.5)	0.6
Depreciation and amortization	2.1	2.4	2.1	2.3
Loss on sale or abandonment of assets	0.1	0.1	0.1	—
Property and equipment impairment	—	—	—	0.7

Operating profit (loss)	0.6	(2.6)	(1.1)	(1.2)
Interest expense	2.2	1.8	2.1	1.7
Reorganization charges	5.3	1.8	3.1	1.4
Other (income) expense	—	—	—	—

Income (loss) before income taxes	(6.9)	(6.2)	(6.3)	(4.3)
Provision (benefit) for income taxes	(0.5)	(0.1)	(0.3)	(0.2)

Net income (loss)	(6.4)%	(6.1)%	(6.0)%	(4.1)%

Net Revenues
(dollars in thousands)

	Twelve Weeks Ended					Twenty-four Weeks Ended
					%					%
	November 15,		November 17,		Increase /	November 15,		November 17,		Increase /
	2008	%	2007	%	(Decrease)	2008	%	2007	%	(Decrease)
Route revenues	$552,136	85.7%	$555,257	86.1%	(0.6)%	$1,122,086	86.1%	$1,154,537	86.5%	(2.8)%
Outlet revenues	69,256	10.8	68,232	10.6	1.5	141,548	10.9	142,302	10.7	(0.5)
Direct revenues	22,539	3.5	21,627	3.3	4.2	39,006	3.0	38,093	2.8	2.4

Total net revenues	$643,931	100.0%	$645,116	100.0%	(0.2)%	$1,302,640	100.0%	$1,334,932	100.0%	(2.4)%

Consolidated Net Revenues
Net revenues for the second quarter of fiscal 2009 were approximately $643.9 million, a decrease of approximately $1.2 million, or 0.2%, from net revenues of approximately $645.1 million in the same period in fiscal 2008. Year-

to-date net revenues for fiscal 2009 decreased approximately $32.3 million, or 2.4%, to approximately $1,302.6 million, from net revenues of approximately $1,334.9 million for the same period in fiscal 2008.
Route net revenues. Route net revenues for the second quarter of fiscal 2009 were approximately $552.1 million, a decrease of approximately $3.2 million, or 0.6%, from net revenues of approximately $555.3 million in the same period in fiscal 2008. Year-to-date route net revenues for fiscal 2009 decreased approximately $32.5 million, or 2.8%, to approximately $1,122.1 million from route net revenues of approximately $1,154.5 million for the same period in fiscal 2008. After adjustment for our exit from the bread market in Southern California during the second quarter of fiscal 2008, we experienced increases in route net revenues for the quarter and year-to-date of $12.6 million and $14.6 million, respectively, when compared to the same periods in the prior year.
These adjusted route net revenue increases for the quarter and year-to date reflect declines in net pounds of product sold of approximately 7.9% and 8.7%, respectively, when compared to the same periods in fiscal 2008. This decline in net pounds of product sold is the result of reduced demand for our products principally from price increases, changes in the depth and frequency of our promotional activities, and market actions by our competitors. These decreases were more than offset by an overall revenue per pound increase for the quarter and year-to-date related to our strategic price increases and product mix changes, which together totaled approximately 11.1% and 10.9%, respectively, when compared to the same periods in fiscal 2008.
Outlet net revenues. Outlet net revenues for the second quarter of fiscal 2009 were approximately $69.3 million, an increase of approximately $1.1 million, or 1.5%, from net revenues of approximately $68.2 million when compared to the same period in fiscal 2008. Year-to-date outlet net revenues for fiscal 2009 decreased approximately $0.8 million, or 0.5%, to approximately $141.5 million from net outlet revenues of approximately $142.3 million for the same period in fiscal 2008. The increase in outlet net revenues for the second quarter was attributable to an increase in same store net revenues of approximately 4.6% primarily due to retail price increases when compared to the same period of the prior year. The decrease in outlet net revenues year-to-date resulted from the closing of retail outlets in conjunction with our restructuring efforts in the first quarter of fiscal 2008, which was partially offset by an increase in same store net revenues of approximately 3.8% primarily due to retail price increases when compared to the same period of the prior year.
Direct net revenues. Direct net revenues for the second quarter of fiscal 2009 were approximately $22.5 million, an increase of approximately $0.9 million, or 4.2%, from direct net revenues of approximately $21.6 million when compared to the same period in fiscal 2008. Year-to-date direct net revenues for fiscal 2009 also increased approximately $0.9 million, or 2.4%, to approximately $39.0 million from direct net revenues of approximately $38.1 million for the same period in fiscal 2008. Unit volume declines in our direct business operations have been offset by price increases when comparing the same periods of fiscal 2009 and fiscal 2008.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was approximately $309.3 million, or 48.0% of net revenues, for the second quarter of fiscal 2009, in comparison with approximately $316.6 million, or 49.1% of net revenues, for the same period in fiscal 2008. Year-to-date gross profit was approximately $611.9 million, or 47.0% of net revenues, in comparison with approximately $663.2 million, or 49.7% of net revenues, for the same period in fiscal 2008.
We experienced sharp increases in our commodity costs, as well as our other components of production, in the second quarter of fiscal 2009 compared to the same period in fiscal 2008. These direct component costs, when compared on a cost per pound of production, increased 17.5% compared to the same period in fiscal 2008, including increases of 15.2% for ingredients, 1.1% for packaging and 1.2% for labor. Year-to-date these direct component costs, when compared on a cost per pound of production, increased 21.6% compared to the same period in fiscal 2008, including increases of 18.7% for ingredients, 1.3% for packaging and 1.6% for labor.
These cost increases were only partially offset by the following: (1) effects of our strategic pricing actions, (2) improved levels of product returns, (3) decreased distribution of lower margin products, and (4) cost declines due to our bakery and outlet closings. The net effect of these changes resulted in a decrease in our gross profit margin percentage for the quarter and year-to-date of 1.1% and 2.7%, respectively, when compared to the same periods in fiscal 2008.

Selling, Delivery and Administrative Expenses
Selling, delivery and administrative expenses were approximately $292.7 million, or 45.5% of net revenues, for the second quarter of fiscal 2009 decreasing from approximately $310.2 million, or 48.1% of net revenues, in the same period in fiscal 2008. Year-to-date selling delivery and administrative expense for fiscal 2009 amounted to approximately $603.6 million, or 46.3% of net revenues, decreasing from approximately $631.2 million, or 47.3% of net revenues, for the same period in fiscal 2008.
For the second quarter of fiscal 2009, the decrease in selling, delivery and administrative expenses as a percent of net revenues was 2.6% when compared to the same period of the previous year. Contributing to this improvement, we had a actuarial gain associated with the ABA Plan, which resulted in a credit to benefit plan expense in the second quarter of fiscal 2009 of 1.7% as a percent of net revenues. We also experienced a decrease in our labor and fringe, corporate costs and advertising costs of 1.2%, 0.5% and 0.1%, respectively, as a percent of net revenues. The reduction in labor and fringe costs for the quarter as compared to the same period in the prior year reflected our exit from bread operations in Southern California and our route reduction efforts. The reduction in our corporate costs relates to, among other things, the elimination of the incentive bonus accrual, a reduction in certain professional fees and a decrease in corporate staff. These cost savings were partially offset by an increase in energy costs of 0.4% as a percent of net revenues as a result of the cost increase for fuel used in our transportation and route operations and an increase of 0.5% as a percent of net revenues in our delivery and distribution costs primarily as a result of higher vehicle insurance costs.
Year-to-date we experienced a decrease in selling, delivery and administrative expense as a percent of net revenues of 1.0%. Contributing to this improvement, we had a actuarial gain associated with the ABA Plan which resulted in a credit to benefit plan expense in the second quarter of fiscal 2009 of 0.9% as a percent of net revenues. We also experienced a decrease in our labor and fringe and corporate costs of 0.9% and 0.3%, respectively, as a percent of net revenues. The reduction in labor and fringe costs year-to-date as compared to the same period in the prior year reflected our exit from bread operations in Southern California and our route reduction efforts, while the reduction in our corporate costs relates to, among other things, the elimination of the incentive bonus accrual, a reduction in certain professional fees and a decrease in corporate staff. These cost savings were partially offset by an increase in energy costs of 0.8% as a percent of net revenues as a result of the cost increase for fuel used in our transportation and route operations and an increase of 0.3% as a percent of net revenues in our delivery and distribution costs primarily as a result of higher vehicle insurance costs.
Restructuring Charges (Credits)
During the second quarter of fiscal 2009, we recorded a net restructuring credit of approximately $1.8 million. We realized net gains of approximately $2.2 million resulting from the sale of assets that were held for sale as part of the Southern California restructuring plan, offset by approximately $0.4 million in other exit costs related to taxes, security, utilities and cleanup for other Southern California assets that continue to be held for sale.
During the second quarter of fiscal 2008, we incurred net restructuring charges of approximately $7.9 million related principally to the Southern California and sales restructuring plans initiated in fiscal 2008. This included severance costs and related benefits of approximately $7.6 million and additional exit costs related to relocation, taxes, security, utilities and cleanup of assets held for sale of approximately $0.7 million offset by gains on sale of real estate of approximately $0.4 million.
Year to date for fiscal 2009, we recorded a net restructuring credit of approximately $6.2 million. We realized net gains of approximately $7.0 million resulting from the sale of assets that were held for sale as part of the Southern California restructuring plan, offset by approximately $0.8 million in other exit costs related to taxes, security, utilities and cleanup for other Southern California assets that continue to be held for sale.
Year-to-date fiscal 2008 restructuring charges reasonably approximated the second quarter charges.

Property and Equipment Impairment
We had no property and equipment impairment activities during fiscal 2009.
On August 28, 2007, we announced our intention to exit the bread market in Southern California. This action entailed the closure of four bakeries and the consolidation of related routes and distribution centers. Based upon our intention to pursue this plan of action and in anticipation of the disposal of certain related assets, we recorded a net impairment loss to the carrying value of these assets of approximately $9.8 million in fiscal 2008.
Operating Profit (Loss)
(dollars in thousands)

	Twelve Weeks Ended				Twenty-four Weeks Ended
	November 15,		November 17,		November 15,		November 17,
	2008	%	2007	%	2008	%	2007	%
Segment Profit (Loss)

Route profit (loss)	$13,038	338.1%	$6,401	(38.2)%	$5,039	(36.0)%	$29,658	(174.4)%
Outlet profit (loss)	5,431	140.9	5,232	(31.2)	11,048	(78.9)	12,440	(73.1)
Direct profit (loss)	2,678	69.4	2,275	(13.6)	3,470	(24.7)	3,748	(22.0)

Total segment profit (loss)	21,147	548.4	13,908	(83.0)	19,557	(139.6)	45,846	(269.5)
Corporate	(17,291)	(448.4)	(30,654)	183.0	(33,562)	239.6	(62,856)	369.5

Total operating profit (loss)	$3,856	100.0%	$(16,746)	100.0%	$(14,005)	100.0%	$(17,010)	100.0%

Consolidated Operating Profit (Loss)
Based upon the above factors, the operating profit for the second quarter of fiscal 2009 was approximately $3.9 million, an increase in operating profit of approximately $20.6 million compared to the prior year’s operating loss of approximately $16.7 million. Our operating profit for the second quarter of fiscal 2009 included a net restructuring credit of approximately $1.8 million and the ABA Plan actuarial gain of approximately $11.2 million while the operating loss for the second quarter of fiscal 2008 included a net restructuring charge of approximately $7.9 million.
The operating loss for year-to-date fiscal 2009 was approximately $14.0 million, a decrease in the operating loss of approximately $3.0 million from the prior year’s loss of approximately $17.0 million. Our year-to-date operating loss for fiscal 2009 included a net restructuring credit of approximately $6.2 million and the ABA Plan actuarial gain of approximately $11.2 million while the operating loss for year-to-date fiscal 2008 included a net loss on restructuring of approximately $7.9 million and equipment impairment charges of approximately $9.8 million.
Route operating profit (loss). Route operations for the second quarter of fiscal 2009 experienced an operating profit of approximately $13.0 million, representing an increase of approximately $6.6 million from route operating profit of approximately $6.4 million in the second quarter of fiscal 2008. The second quarter increase in route operating profit was attributable to a decrease in route operating costs of approximately $9.7 million, which was partially offset by a decrease in route net revenues of approximately $3.1 million when compared to the same period in the previous year. On a year-to-date basis, our route operating profit for fiscal 2009 was approximately $5.0 million, representing a decrease of approximately $24.6 million from operating income of approximately $29.6 million for the same period of the prior year. The year-to-date second quarter decrease in route operating profit was attributable to a decrease in route net revenues of approximately $32.4 million which was partially offset by a decrease in route operating costs of approximately $7.8 million when compared to the same period in the previous year. The significant increases in our costs of ingredients and fuel were primary factors in the continued rise of our operating costs, offset by the ABA Plan actuarial gain.

Outlet operating profit (loss). Outlet operating profit for the second quarter of fiscal 2009 was approximately $5.4 million, representing an increase of approximately $0.2 million from outlet operating profit of approximately $5.2 million in the second quarter of fiscal 2008. The second quarter increase in outlet operating profit was attributable to an increase of approximately $1.0 million in net outlet revenues partially offset by an increase in operating costs of approximately $0.8 million when compared to the same period in the previous year. On a year-to-date basis, our outlet operating profit for fiscal 2009 was approximately $11.0 million, representing a decrease of approximately $1.4 million from operating income of approximately $12.4 million for the same period of the prior year. The year-to-date fiscal 2009 decrease in route operating profit was attributable to a decrease of approximately $0.8 million in net outlet revenues coupled with an increase in outlet operating costs of approximately $0.6 million when compared to the same period in the previous year. As with our route operations, increased ingredient costs of our bakery goods was a significant negative factor in our cost structure for outlet operations.
Direct operating profit (loss). Direct operating profit for the second quarter of fiscal 2009 was approximately $2.7 million, representing an increase of approximately $0.4 million from operating profit of approximately $2.3 million in the second quarter of fiscal 2008. The increase in direct operating profit for the second quarter of fiscal 2009 was attributable to an increase in direct net revenues of approximately $0.9 million partially offset by an increase in direct operating costs of approximately $0.5 million when compared to the same period in the previous year. On a year-to-date basis, our direct operating profit for fiscal 2009 was approximately $3.5 million, representing a decrease of approximately $0.3 million from operating income of approximately $3.8 million for the same period of the prior year. The year-to-date fiscal 2009 decrease in direct operating profit was attributable to an increase in direct net revenues of approximately $0.9 million that was more than offset by an increase in direct operating costs of approximately $1.2 million when compared to the same period in the previous year.
Reorganization Charges
For the quarter ended November 15, 2008, reorganization charges that we incurred under our bankruptcy proceedings were approximately $34.1 million. The net cost of these activities included: (1) professional fees and similar types of expenses of approximately $14.3 million related to the Chapter 11 proceedings; (2) a credit for lease rejection adjustments of approximately $0.2 million; (3) interest income of approximately $0.1 million and; (4) a charge for claim settlements related to the ABA Plan of approximately $20.1 million.
For the quarter ended November 17, 2007, reorganization charges were approximately $11.7 million. The cost of these activities included: (1) professional fees and similar types of charges related to the Chapter 11 proceedings of approximately $12.4 million; (2) lease rejection charges of approximately $0.1 million; (3) interest income of approximately $0.6 million; and (4) credits of approximately $0.2 million resulting from gains realized on asset sales.
Second quarter year-to-date reorganization charges for fiscal 2009 were approximately $40.1 million. The net cost of these activities included: (1) professional fees and similar types of expenses of approximately $20.7 million related to the Chapter 11 proceedings; (2) lease rejection credits of approximately $0.2 million; (3) interest income of approximately $0.1; (4) net credits resulting from the adjustment of accruals for employee retention of approximately $0.2 million; (4) credits of approximately $ 0.2 million resulting from gains realized on asset sales and; (5) a charge for claim settlements related to the ABA Plan of approximately $20.1 million.
Second quarter year-to-date reorganization charges for fiscal 2008 were approximately $18.9 million. The cost of these activities included (1) professional fees and similar types of expenses of approximately $20.0 million related to the Chapter 11 proceedings; (2) lease rejection charges of approximately $0.3 million; (3) interest income of approximately $1.0; (4) net credits resulting from the adjustment of accruals for employee retention of approximately $0.2 million and; (4) credits of approximately $ 0.2 million resulting from gains realized on asset sales.
Interest Expense
Interest expense for the second quarter was approximately $14.4 million representing a net increase of approximately $3.1 million when compared to approximately $11.3 million in the second quarter of fiscal 2008.

This net increase in interest expense was primarily attributable to an increase of approximately $4.0 million in amortized debt fees associated with the post-petition debt facilities and an increase of approximately $1.7 million in interest cost associated with an increase in DIP Facility borrowings, offset by a decrease of approximately $2.6 attributable to a reduction in interest rates.
Year-to-date interest expense was approximately $27.9 million representing an increase of approximately $5.6 when compared to approximately $22.3 million for the same period of fiscal 2008. This net increase in interest expense was primarily attributable to an increase of approximately $8.3 million in amortized debt fees associated with the post-petition debt facilities and an increase of approximately $3.0 million in interest cost associated with an increase in DIP Facility borrowings, offset by a decrease of approximately $5.7 attributable to a reduction in interest rates.
Provision (Benefit) for Income Taxes
The effective income tax benefit rates were 4.6% and 5.4% for year-to-date fiscal 2009 and fiscal 2008, respectively. The lower effective income tax benefit rate for year-to-date fiscal 2009 is due to an increase in state income tax expense recognized as compared to fiscal 2008. Our effective income tax rates for year-to-date fiscal 2009 and 2008 were negatively impacted by valuation allowances recorded because we do not believe that it is more likely than not that our net operating losses and certain other deferred tax assets will be able to be utilized in future years. We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
CASH RESOURCES AND LIQUIDITY
CASH FLOWS
During the twenty-four weeks ended November 15, 2008, the Company used $0.4 million of cash, which was the net impact of $45.6 million in cash used in operating activities, $4.9 million provided by investing activities, and $40.3 million provided by financing activities.
Cash Provided By (Used In) Operating Activities
Cash used in operating activities for fiscal 2009 was $45.6 million as compared to cash provided by operating activities of $5.6 million in the same period in fiscal 2008, which was an increase in the use of cash of $51.2 million. Some items contributing to the net loss of $78.3 million during the twenty-four week fiscal period were non-cash items, including $27.3 million related to depreciation and amortization and $9.2 million write-off of deferred debt fees offset by net gains on the sale, write-down or abandonment of assets of $6.0 million. Changes in working capital components used $21.3 million in cash during the twenty-four week fiscal period primarily due to; (1) a decrease in accounts payable and accrued expenses of $7.6 million; (2) an increase in other current assets of $5.5 million due to prepaid insurance and margin deposits; and (3) a decrease in other liabilities of $13.1 million due principally to the $11.2 million actuarial gain associated with the ABA Plan partially offset by (4) a decrease in accounts receivable of $2.0 million and (5) other items totaling $2.9 million. For fiscal 2008, changes in working capital components generated cash of $5.6 million.
Cash Provided By (Used In) Investing Activities
Cash provided by investing activities for fiscal 2009 was $4.9 million as compared to cash used in investing activities of $10.7 million in fiscal 2008, which was a $15.6 million increase in cash provided from investing activities. During the twenty-four week period of fiscal 2009, we received $11.6 million in asset sale proceeds and used $6.7 million to acquire property and equipment. During the same period in fiscal 2008, we received asset sale proceeds in the amount of $3.8 million, used $10.6 million to acquire property, equipment and software assets and made deposits to the restricted cash account in accordance with the DIP Facility in the amount of $3.9 million.
Cash Provided By (Used In) Financing Activities
Cash from financing activities for fiscal 2009 was $40.3 million compared to cash used by financing activities of

$3.7 million during the same period in fiscal 2008, which was a $44.0 million increase in cash provided from financing activities. The cash provided during the twenty-four weeks ended November 15, 2008 was primarily due to a net increase in our post-petition debt of $49.8 million and an increase in our pre-petition senior secured revolving credit facility of $1.2 million resulting from letter of credit draws. These amounts were offset by a reduction of $0.3 million in long-term debt and the payment of debt and other commitment fees of $10.4 million. This compares to cash used from financing activities for the same period in fiscal 2008 of $3.7 million which resulted from the payment of debt fees of $5.6 million and the reduction of $0.5 million of long-term debt that was partially offset by an increase in our pre-petition senior secured revolving credit facility of $2.4 million due to letter of credit draws.
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
At November 15, 2008, under our pre-petition Senior Secured Credit Facility, we owed $374.1 million in term loans and $77.3 million in a revolver loan. In addition, at November 15, 2008, we had issued $83.1 million in letters of credit under our revolver commitment.
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
As a result of the Chapter 11 filing, our principal sources of liquidity used in funding short-term operating expenses, supplies and employee obligations include cash balances, operating and investing cash flows and the $309.0 million debtor-in-possession Revolving Credit Agreement (as amended, the DIP Facility) (as discussed below).
DIP Facility
Subsequent to the Petition Date, the Company and a syndicate of lenders, including JPMorgan Chase Bank, entered into the DIP Facility to provide post-petition financing. The DIP Facility has been amended numerous times, including most recently on September 12, 2008. Following the most recent amendment, the DIP Facility provides for borrowings of up to $309.0 million in the aggregate, the Commitment, and expires on the occurrence of an event that constitutes a termination date as defined in the DIP Facility or, if no such event has occurred on February 9, 2009. The Commitment provides for additional funding of $16.0 million on January 10, 2009, subject to (a) delivery of a statement certified by a financial officer of the Company and each of our subsidiaries that as of January 10, 2009 certain conditions in the DIP Facility have been satisfied; (b) the Administrative Agent determining that the Company and our subsidiaries are diligently pursuing confirmation of the Plan; and (c) payment of a fee in the amount of $0.8 million to the Administrative Agent, for the ratable benefit of the Tranche B lenders. Additionally, the Commitment is to be permanently reduced by an amount equal to the net proceeds from any asset sales, as defined under the DIP Facility, that are required to be remitted to the lenders for repayment of outstanding borrowings. All outstanding borrowings under the DIP Facility, if any, are due and payable on the termination date. The obligations under the DIP Facility are secured by a superpriority lien against our assets in favor of the DIP lenders. The DIP Facility may be utilized for the issuance of letters of credit up to an aggregate amount equal to $180.0 million, which amount was increased from the original limitation of $75.0 million as a result of prior amendments. In connection with entering into the DIP Facility, we also make periodic adequate protection payments to our pre-petition senior secured lenders in the form of interest, fees and expenses based on amounts owed under the pre-petition Senior Secured Credit Facility.
As of November 15, 2008, we had approximately $24.7 million in available cash and $54.8 million available for borrowing under the DIP Facility. This compares to the $25.1 million in available cash and $53.0 million available for borrowing under the DIP Facility as of May 31, 2008. These amounts of available cash exclude $18.4 million and $11.5 million at November 15, 2008 and May 31, 2008, respectively, related to checks written in excess of recorded balances included in accounts payable on our consolidated balance sheets. As of November 15, 2008, we had borrowed $113.2 million under the DIP Facility. The DIP Facility was also utilized to support the issuance of letters of credit in the amount of $141.0 million primarily to support our workers’ compensation and auto liability insurance programs. The borrowings and letters of credit were partially collateralized by approximately $21.1 million of restricted cash as required by the DIP Facility.
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
At November 15, 2008, we were in compliance with all financial covenants, terms and conditions of the DIP Facility.
On September 12, 2008, the Bankruptcy Court approved the first amendment to the Second Amended and Restated Revolving Credit agreement (the First DIP Amendment). The First DIP Amendment, among other things, (1) increased the aggregate principal amount available to $313.0 million, adjusted for certain asset sales to $309.0 million at November 15, 2008, with a provision for additional funding of $16.0 million based on the occurrence of certain events described above; (2) extended the maturity date to February 9, 2009; (3) established minimum percentage amounts for Adjusted LIBOR Rate (as defined in the First DIP Amendment) and Alternate Base Rate (as defined in the First DIP Amendment) used in the interest rate calculations; (4) changed the borrowing base formula; and (5) changed or extended certain covenants set forth in the DIP Facility. Fees and expenses of approximately $7.2 million were incurred on the effectiveness of the First DIP Amendment.
Since the Petition Date, we have been actively engaged in restructuring our operations and selling assets no longer necessary to our operations. We continue to analyze our business based on a number of factors including, but not limited to, historical sales results, expected future sales results, cash availability, production costs, utilization of resources, and manufacturing and distribution efficiencies. As previously stated, on December 5, 2008 the Bankruptcy Court confirmed our Plan of Reorganization, subject to the satisfaction of conditions contained in the Plan. In the event the Plan does not become effective prior to February 9, 2009, we may need to seek additional extensions of the maturity date of the DIP Facility or an increase in borrowing availability under any debtor-in-possession credit facility. There can be no assurance that we will be successful in extending or increasing the borrowing availability under the debtor-in-possession credit facility or that we can do so on terms favorable to us. Failure to obtain any such extension or increase in borrowing availability or replacement financing, if needed, would have a material adverse impact on our liquidity and ability to operate as a going concern.
Our future capital requirements will depend on many factors. While our Plan reflects our anticipated future capital requirement post-emergence, at this time it is not possible to predict the exact amount or nature of our capital requirements. In addition, there can be no guarantee that additional capital will be available to us, or that such capital will be available on favorable terms. Failure to maintain adequate sources of capital would have a material adverse impact on our liquidity and ability to continue as a going concern.

Our financial statements are prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Chapter 11 filing process and our recurring losses from operations, negative working capital, and downward sales trends, along with our potential lack of liquidity should we be unable to successfully reorganize under Chapter 11, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, whether the Plan becomes effective, our ability to comply with the terms of the DIP Facility, our ability to negotiate an extension of, and increase in the amount available under, our DIP Facility, if needed, or refinance our DIP Facility at its maturity, our ability to implement our business plan, our ability to implement the Plan, if it becomes effective, and the transactions contemplated thereby and our ability to generate sufficient cash from operations to meet our obligations and any combination of these factors. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. Further, the value of debt and equity interests may be significantly or completely impaired in the event of a liquidation or conversion to a Chapter 7 proceeding.
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
FORWARD-LOOKING STATEMENTS
Some information contained in or incorporated by reference herein may be forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical in nature and include statements that reflect, when made, our views with respect to current events and financial performance. These forward-looking statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. These forward-looking statements are not historical in nature and include statements relating to, among other things:

•	our ability to continue as a going concern;

•	our ability to consummate the Plan, which was confirmed by the Bankruptcy Court on December 5, 2008;

•	our ability to obtain the financing necessary to implement our business plan and emerge from Chapter 11;

•	our ability to operate pursuant to the covenants, terms and certifications of the DIP Facility;

•	our ability to successfully negotiate an extension and increase in the amount available under, or refinance, our DIP Facility, if needed, which expires on February 9, 2009;

•	our ability to implement our business plan;

•	risks associated with third parties seeking and obtaining court approval for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	risks associated with cost increases in materials, ingredients, energy, and employee wages and benefits;

•	risks associated with our restructuring activities, including the risks associated with achieving the desired savings;

•	our ability to obtain and maintain adequate terms with vendors and service providers;

•	the potential adverse impact of the Chapter 11 proceeding on our liquidity or results of operations;

•	risks associated with product price increases, including the risk that such actions will not effectively offset inflationary cost pressures and may adversely impact sales of our products;

•	the effectiveness of our efforts to manage our exposure to price increases with respect to various ingredients and energy through our hedging strategies and our ability to hedge given our financial condition;

•	our ability to attract, motivate and/or retain key executives and employees;

•	changes in our relationship with employees and the unions that represent them;

•	successful implementation of information technology improvements;

•	successful remediation of material weaknesses in our internal controls;

•	the performance of our recent and planned new product introductions, including the success of such new products in achieving and retaining market share; and

•	the outcome of legal proceedings to which we are or may become a party.
These forward-looking statements are and will be subject to numerous risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially include, without limitation:
Bankruptcy-Related Factors
•	the significant time that is and will be required by management to consummate the Plan, as well as to continue to evaluate various alternatives in the event the Plan is not consummated, including, but not limited to, the sale of the Company or some or all of our assets, infusion of capital, debt restructuring, or any combination of these options;

•	our ability to implement our business plan;

•	our ability to operate our business under the restrictions imposed by the Chapter 11 process and in compliance with the limitations contained in the debtor-in-possession credit facility;

•	the instructions, orders and decisions of the Bankruptcy Court and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	changes in our relationships with suppliers and customers, including the ability to maintain those relationships and contracts that are critical to our operations, in light of the Chapter 11 process;

•	our ability to maintain adequate liquidity and working capital under our DIP Facility, as well as our ongoing ability to purchase from vendors on satisfactory terms throughout the reorganization;

•	our reliance on key management personnel, including the effects of the Chapter 11 process on our ability to attract and retain key management personnel;

•	our ability to successfully reject unfavorable contracts and leases; and

•	the duration of the Chapter 11 process.
General Factors
•	the availability of capital on acceptable terms in light of the various factors discussed herein, including our reorganization under the Chapter 11 process;

•	the availability and cost of raw materials, packaging, fuels and utilities, and the ability to recover these costs in the pricing of products, improved efficiencies and other strategies;

•	increased pension, health care, workers’ compensation and other employee costs;

•	actions of competitors, including pricing policies and promotional spending;

•	increased costs, delays or deficiencies related to restructuring activities;

•	the effectiveness of advertising and marketing spending;

•	the effectiveness and adequacy of our information and data processing systems;

•	changes in general economic and business conditions (including the bread and sweet goods markets);

•	costs associated with increased contributions to single-employer, multiple employer or multi-employer pension plans;

•	any inability to protect and maintain the value of our intellectual property;

•	future product recalls or food safety concerns;

•	further consolidation in the retail food industry;

•	changes in consumers’ eating habits and dietary preferences;

•	costs associated with environmental compliance and remediation;

•	the impact of any withdrawal liability arising under our multi-employer pension plans as a result of prior actions or current consolidations;

•	actions of governmental entities, including regulatory requirements;

•	acceptance of new product offerings by consumers and our ability to expand existing brands;

•	the performance of new product introductions, including the success of such new products in achieving and retaining market share;

•	the effectiveness of hedging activities;

•	expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives;

•	changes in our business strategies;

•	unexpected costs or delays incurred in connection with facility closings;

•	bankruptcy filings by customers;

•	changes in our relationship with employees and the unions that represent them;

•	the outcome of legal proceedings to which we are or may become a party, including without limitation any litigation stemming from our sale of convertible notes on August 12, 2004 or events leading up to our filing of a voluntary petition for protection under Chapter 11 of the Bankruptcy Code;

•	business disruption from terrorist acts, our nation’s response to such acts and acts of war; and

•	other factors.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of November 15, 2008. Based on that evaluation and due to the existence of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 15, 2008.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended November 15, 2008.
Management believes that all of the material weaknesses described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 existed as of November 15, 2008, and we are continuing to address deficiencies in the Company’s internal controls. Certain of these remediation efforts are described under the caption “Item 9A — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008. Efforts to remediate and test our internal control over financial reporting are continuing and are expected to continue throughout fiscal 2009 and beyond.
As previously stated, on September 22, 2004, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Missouri (the “Bankruptcy Court”). Since that time, we have worked diligently to remediate the material weaknesses first identified in the management’s annual report on internal control over financial reporting (“Management’s Report”) included in the Form 10-K for the fiscal year ended May 28, 2005 (the “2005 Form 10-K”) filed on October 6, 2006 and has successfully remediated nine of the eleven material weaknesses identified therein. However, as noted in its Form 10-Q for the fiscal quarter ended August 23, 2008, the Company continues its efforts to remediate the remaining two material weaknesses related to insufficient resources and use of third party specialists (collectively, the “Continuing Material Weaknesses”) described in its Form 10-K for the fiscal year ended May 31, 2008.
The Continuing Material Weaknesses were first identified by management during the fiscal year ended June 3, 2006 in connection with preparing the Management’s Report included in the 2005 Form 10-K. While we believe that the Continuing Material Weaknesses existed prior to the time they were identified, and believe they most likely existed prior to its Chapter 11 filing, we are unable to determine with any precision when they first began.
The material weakness related to insufficient resources is associated with the ineffective control environment described in the Management’s Report included in the 2005 Form 10-K. We have substantially remediated our overall control environment but have not been able to remediate the more specific material weakness related to insufficient resources. In recent years, we have experienced a pervasive shortage of qualified employee resources in key control areas such as finance and accounting, benefits and information technology functions. This shortage has been exacerbated by the Chapter 11 process and the related ongoing challenge of recruiting, training and retaining talent in key control areas. Our Chapter 11 process has lasted over four years and there have been many obstacles to our efforts to emerge from Chapter 11 that, collectively, have made it extremely difficult to remediate this weakness. In order to compensate for this shortage, we have and will continue to utilize outside consultants to address shortfalls in staffing and to assist us with accounting, benefits and information technology responsibilities. While it is difficult to estimate with certainty, we have incurred millions of dollars in consulting fees. We do not expect that we will be in a position to remediate this material weakness until we emerge from Chapter 11 and are able to offer an attractive employment opportunity to the necessary personnel to replace the outside consultants currently being utilized. Although the employment costs associated with the new employees may be at least partially offset by the elimination of the existing consulting fees we are paying, we cannot presently determine the ultimate costs we will incur to remediate this material weakness.
The material weakness related to the use of third party specialists also has been exacerbated by the Chapter 11 process and its impact on the our ability to hire qualified employees as previously discussed. We have incurred approximately $17 million to centralize data related to payroll processes in an effort to partially remediate the weakness. In addition, we have and will continue to improve controls over the review and accuracy of data we provide to third party specialists by data review, data cleansing and automation and centralization of record keeping. We expect to hire additional qualified employees once we emerge from Chapter 11 to manage these responsibilities. As with the material weakness discussed above, although the employment costs associated with the new employees may be at least partially offset by the elimination of the existing consulting fees we are paying, we cannot presently determine the ultimate costs we will incur to remediate this material weakness.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed in our fiscal 2009 first quarter Form 10-Q, R 2 Investments, LDC (R 2 Investments) filed an action on September 5, 2008 in the Circuit Court of Jackson County, Missouri, Case No. 0816-27077, against certain of our former and current directors and a former officer stating a cause of action based upon alleged negligent misrepresentations made by the named defendants in connection with our issuance of $100.0 million aggregate principal amount of 6.0% senior subordinated convertible notes due August 15, 2014 (the Convertible Notes). The action sought recovery of the total amount of the Convertible Notes held by the plaintiff plus accrued interest. On December 9, 2008, upon consideration of a stipulation for dismissal unilaterally filed by the plaintiff, the Circuit Court entered an Order dismissing this action without prejudice.
As last disclosed in our fiscal 2008 Form 10-K, we are involved in a dispute regarding the proper characterization of the American Bakers Association Retirement Plan, or ABA Plan. We believe that the ABA Plan has been historically administered as a multiple employer plan under ERISA and tax rules and should be treated as such. The ABA Plan contends it should be treated as an aggregate of single-employer plans under ERISA, which is also how it is reflected in our financial statements. We have historically reflected our interest in the ABA Plan as an aggregate of single-employer plans despite our position on the proper characterization of the ABA Plan due to representations we received from the ABA Plan and a 1979 determination issued by the Pension Benefit Guaranty Corporation (PBGC) (as discussed below). However, the PBGC, which is the federal governmental agency that insures and supervises defined benefit pension plans, revisited its 1979 determination that the ABA Plan was an aggregate of single-employer plans and after reviewing the status of the ABA Plan, on August 8, 2006, made a final determination that the ABA Plan is a multiple employer plan under ERISA. On August 9, 2006, we filed a lawsuit in Bankruptcy Court seeking enforcement of the PBGC’s determination, but there can be no assurance as to whether we will obtain such enforcement or the amount of any reduction to our net benefit obligation liability.
On May 3, 2006, Sara Lee Corporation instituted proceedings against the ABA Plan and the Board of Trustees of the Plan (the “Board of Trustees”) in the United States District Court for the District of Columbia. Sara Lee Corporation v. American Bakers Ass’n Retirement Plan, et al., Case No. 1:06-cv-00819-HHK (D.D.C.) (the “Sara Lee Litigation”). The relief Sara Lee seeks includes, among other things, a mandatory injunction that would compel the ABA Plan and the Board of Trustees to (i) require all participating employers in the ABA Plan with negative asset balances — which would include the Company — to make payments to the Plan in order to maintain a positive asset balance and (ii) cut off the payment from the ABA Plan of benefits to employee-participants of the Company and other participating employers with negative asset balances, to the extent such employers did not maintain a positive balance. However, the Sara Lee Litigation is premised on the notion that the ABA Plan is an aggregate of single-employer plans, which is inconsistent with the PBGC’s determination dated August 8, 2006 that the ABA Plan is a multiple employer plan. On September 29, 2006, Sara Lee filed an amended complaint adding the PBGC as a defendant and challenging the PBGC’s August 8, 2006 determination. In order to obtain a resolution of these matters without litigation over the proper forum, we have voluntarily stayed our lawsuit in Bankruptcy Court seeking enforcement of the August 8, 2006 determination upon the agreement by the ABA Plan and its Board of Trustees to join IBC as a party to the Sara Lee Litigation.
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
Effective November 7, 2008, we withdrew from the ABA Plan. Consequently, we have ceased any and all contributions and contributory obligations to the ABA Plan. Given the uncertainty of the outcome of the Sara Lee Litigation, we entered into Compromise and Settlement Agreements with both the PBGC and the ABA Plan in order to fix our liability with regard to the ABA Plan.
We entered into a Compromise and Settlement Agreement with the PBGC, which was approved by the Bankruptcy Court on November 13, 2008. The agreement provides that (i) the PBGC will be granted an allowed pre-petition general unsecured claim in the amount of $17.5 million; and (ii) if and only if the ABA Plan is ultimately determined in the Sara Lee Litigation to be an aggregate of single-employer plans, the PBGC will be granted an allowed pre-petition general unsecured claim in the amount of $72.5 million.
Similarly, we entered into a Compromise and Settlement Agreement with the ABA Plan, which was approved by the Bankruptcy Court on December 15, 2008. The agreement provides that the ABA Plan will be granted (i) an allowed pre-petition general unsecured claim in the amount of $6.0 million; and (ii) an allowed administrative expense claim in the amount of $0.8 million.
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
Item 1A. Risk Factors
The following risk could materially and adversely affect our financial condition, results of operation and cash flows. For additional risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended May 31, 2008.
     There are significant issues remaining with respect to the satisfaction of the conditions to our ability to emerge from Chapter 11 pursuant to our Plan.
Under the terms of the Plan, we cannot emerge from Chapter 11 until our exit financing commitments are consummated. Since the Plan was confirmed, we have focused our efforts on negotiating and finalizing all documentation for these exit financings and satisfying the remaining conditions precedent to closing of the various transactions contemplated under the Plan, including the debt and equity financing commitments. Although progress has been made, significant issues remain to be resolved, including with respect to the exit financings and conditions precedent to funding under the various commitments. No assurance can be given that the exit financings will be closed and that the Plan will become effective. Further, in the event that one or more of the parties committed to provide the exit financing refuse or fail to perform under their respective commitments, we may seek to enforce our rights under the financing commitments or seek to replace any such financing or financings. There can be no assurance that any attempt to enforce the commitments or to obtain replacement financing will be successful.
In the event that our Plan does not become effective, we will continue our efforts to maximize the value of the bankruptcy estates, which may include, but not be limited to, the sale of the Company or some or all of our assets, infusion of capital, debt restructuring or any combination of these options. There can be no assurance as to whether we will be able to successfully implement any such strategy on terms and conditions acceptable to us or to our various constituents in the bankruptcy, and absent the ability to pursue such a strategy, we expect to begin an orderly wind-down of our operations. There can be no assurance as to the ultimate recovery of value available to our constituents should our Plan not be consummated.
Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Restated Certificate of Incorporation of Interstate Bakeries Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 9, 2002, filed on April 19, 2002).

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Form 8-K filed on March 21, 2007).

3.2	Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.1 to Interstate Bakeries Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 15, 2003 filed on December 22, 2003).

3.2.1	Amendment Number One to the Restated Bylaws of Interstate Bakeries Corporation (incorporated herein by reference to Exhibit 3.2 to Interstate Bakeries Corporation’s Form 8-K filed on March 21, 2007).

4.1	Preferred Stock Purchase Rights Agreement effective as of May 8, 2000 (incorporated herein by reference to the Current Report on Form 8-K of Interstate Bakeries Corporation filed on May 16, 2000).

10.1	Fee Letter, dated September 12, 2008, among Interstate Bakeries Corporation and IBC Investors I, LLC (incorporated herein by reference to the Current Report on Form 8-K filed on September 16, 2008).

10.2	Commitment Letter, dated September 12, 2008, among Interstate Bakeries Corporation, Interstate Brands Corporation, General Electric Capital Corporation and GE Capital Markets, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed on September 16, 2008).

10.2.1	Amendment, dated as of December 5, 2008, to the Commitment Letter, dated as of September 12, 2008, among General Electric Capital Corporation, Interstate Bakeries Corporation, Interstate Brands Corporation and IBC Investors I, LLC (incorporated herein by reference to the Current Report on Form 8-K filed on December 5, 2008).

10.3	Commitment Letter, dated September 12, 2008, among Interstate Bakeries Corporation, Interstate Brands Corporation, Silver Point Finance, LLC and Monarch Master Funding Ltd. (incorporated herein by reference to the Current Report on Form 8-K filed on September 16, 2008).

10.3.1	Amendment, dated as of December 4, 2008, to the Commitment Letter, dated as of September 12, 2008, among Interstate Bakeries Corporation, Interstate Brands Corporation, Silver Point Finance, LLC and Monarch Master Funding Ltd. (incorporated herein by reference to the Current Report on Form 8-K filed on December 5, 2008).

10.4	Fee Letter, dated September 12, 2008, among Interstate Bakeries Corporation, Interstate Brands Corporation, Silver Point Finance, LLC and Monarch Master Funding Ltd. (incorporated herein by reference to the Current Report on Form 8-K filed on September 16, 2008).

10.5	First Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of September 12, 2008, by and among Interstate Bakeries Corporation, a Delaware corporation (“Parent Borrower”), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the wholly-owned direct and indirect subsidiaries of the Parent Borrower party to the DIP Agreement, each of which is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, JPMorgan Chase Bank, N.A., a national banking association (“JPMCB”), and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the DIP Agreement (together with JPMCB, the “Lenders”), J.P. Morgan Securities Inc., as lead arranger and book runner, and JPMCB as administrative agent and collateral agent for the Lenders (incorporated herein by reference to the Current Report on Form 8-K filed on September 16, 2008).

10.6	Investment Agreement, dated as of September 26, 2008, between Interstate Bakeries Corporation and IBC Investors I, LLC (incorporated herein by reference to the Current Report on Form 8-K filed on September 30, 2008).

10.6.1	First Amendment, dated as of December 1, 2008, to the Investment Agreement, dated as of September 26, 2008, between Interstate Bakeries Corporation and IBC Investors I, LLC (incorporated herein by reference to the Current Report on Form 8-K filed on December 5, 2008).

10.7	Equity Contribution Agreement, dated as of September 26, 2008, between Ripplewood Partners II, L.P. and Interstate Bakeries Corporation (incorporated herein by reference to the Current Report on Form 8-K filed on September 30, 2008).

10.8	Amended Joint Plan of Reorganization of Interstate Bakeries Corporation and its Affiliated Debtors and Debtors-in-Possession, dated October 31, 2008 LLC (incorporated herein by reference to the Current Report on Form 8-K filed on December 11, 2008).

31.1	Certification of Craig D. Jung pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of J. Randall Vance pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Craig D. Jung pursuant to 18 U.S.C. Section 1350*

32.2	Certification of J. Randall Vance pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE BAKERIES CORPORATION

Dated: December 24, 2008	By:	/s/ Craig D. Jung

Craig D. Jung
Chief Executive Officer
(Principal Executive Officer)

Dated: December 24, 2008	By:	/s/ J. Randall Vance

J. Randall Vance
Chief Financial Officer
(Principal Financial and Accounting Officer)